Form 10-Q
period 2005-03-31
Mercator Partners Acquisition Corp.
filed 2005-05-26
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

March 31, 2005

Commission file number: 000-51211

MERCATOR PARTNERS ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2096338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Fountain Square

11911 Freedom Drive, Suite 1080

Reston, Virginia 20190

(Address of Principal Executive Offices and Zip Code)

(703) 995-5533

(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2005
Common Stock, par value $0.0001 per share	1,150,100
Class B Common Stock, par value $0.0001 per share	10,580,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheet

March 31, 2005

(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$99,231

Total current assets	99,231

Deferred registration costs	216,450

Total assets	$315,681

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$7,500
Accrued registration costs	69,846

Total current liabilities	77,346

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	$—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in capital	248,000
Accumulated deficit	(9,665)

Total stockholders' equity	238,335

Total liabilities and stockholders' equity	$315,681

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Operations

From inception (January 3, 2005) to March 31, 2005

(Unaudited)

Revenue	$—
Operating Expenses:
Formation and operating costs	9,969

Loss from operations	(9,969)
Interest Income	304

Net Loss	$(9,665)

Weighted average number of shares outstanding:
Basic and diluted	100

Net loss per common share, basic and diluted	$(96.65)

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

From inception (January 3, 2005) to March 31, 2005

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 3, 2005 (inception)	—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	500	—	500
Issuance of 4,950,000 warrants for cash	—	—	247,500	—	247,500
Net loss	—	—	—	(9,665)	(9,665)

Balance, March 31, 2005	100	$—	$248,000	$(9,665)	$238,335

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Cash Flows

From inception (January 3, 2005) to March 31, 2005

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,500

Net cash used in operating activities	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock	500
Proceeds from sales of warrants	247,500
Deferred registration costs	(146,604)

Net cash provided by financing activities	101,396

Net increase in cash and cash equivalents	99,231
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$99,231

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$69,846

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Notes to Condensed Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES

Mercator Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on January 3, 2005 as a blank check company whose objective is to raise money and acquire an operating business. All activity from inception (January 3, 2005) through March 31, 2005 relates to the Company’s formation and capital raising activities.

On April 11, 2005, the Company effected its initial public offering of securities (the “Offering”), generating net proceeds of approximately $55.0 million (see Note 5). Substantially all of such proceeds are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a “Business Combination”) which is believed to have significant growth potential. Pending such a Business Combination, substantially all of the proceeds of the Offering will be held in trust (the “Trust Fund”), to be distributed to the holders of the Company’s Class B common stock if the Company does not effect a Business Combination within 12 months after consummation of the Offering (or within 18 months from the consummation of the Offering if a letter of intent, agreement in principal or definitive agreement has been executed within 12 months after consummation of the Offering and the Business Combination has not been consummated within such 12 month period) (the “Target Business Acquisition Period”).

Both the common stock and the Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares. Any remaining net assets would be distributed to the holders of the Company’s common stock and the Company would be dissolved and liquidated.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

At the time the Company seeks Class B stockholders approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company’s Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering. Without taking into account interest if any earned on the Trust Fund, the per-share conversion price would be $5.05. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 5 below) and Series B Units (defined in Note 5 below). A class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 4 below) and Class Z Warrants (defined in Note 4 below) that were received as part of the Series B Units. The company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their Conversion Rights.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to January 12, 2005 included in the Company’s Form S-1/A filed on March 29, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase 4,950,000 shares of common stock is antidilutive, they have been excluded from the Company’s computation of net loss per share. Therefore, basic and diluted loss per share were the same for the period from inception (January 3, 2005) through March 31, 2005.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the balance sheet at March 31, 2005.

Use of Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements – The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C., an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 5).

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

Warrants

In January 2005, the Company issued to its shareholders Class W Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 for a period commencing on the later of: (a) completion of the Business Combination and (b) one year from the consummation of a public offering of the Company’s securities, and ending five years from the date of the public offering.

Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 for a period commencing on the later of: (a) completion of the Business Combination and (b) one year from the consummation of a public offering of the Company’s securities, and ending seven years from the date of the public offering.

The Class W Warrants and Class Z Warrants outstanding prior to the public offering, all of which are held by the Company’s officers and directors or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such individuals.

NOTE 5 — SUBSEQUENT EVENT — INITIAL PUBLIC OFFERING OF SECURITIES

In its initial public offering, effective April 11, 2005 (closed on April 15, 2005), the Company sold to the public 575,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,290,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the initial public offering, including the exercise of the over allotment option, totaled $55,032,019 which was net of $4,434,481 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, five Class W Warrants, and five Class Z Warrants. Each Series B unit consists of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

The Company also sold to HCFP/Brenner Securities LLC (“HCFP”) the representative for the underwriters of the Offering, for $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) April 11, 2006 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on April 11, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on January 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. On April 15, 2005, we completed our initial public offering (“IPO”) of 575,000 Series A Units (“Series A Units”) and 5,290,000 Series B Units (“Series B Units”), including 75,000 Series A Units and 690,000 Series B Units issued upon exercise of the underwriters’ over-allotment option. Each Series A Unit consists of two shares of Common Stock, $.0001 par value per share (“Common Stock”), five Class W Warrants (“Class W Warrants”), each to purchase one share of Common Stock, and five Class Z Warrants (“Class Z Warrants”), each to purchase one share of Common Stock. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share, one Class W Warrant and one Class Z Warrant. Our net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $55,032,019 which was net of $4,434,481 in underwriting and other expenses.

For a description of the proceeds generated in the IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 5 of the financial statements included in Part I, Item 1 of this Form 10-Q and Part II, Item 2 of this Form 10-Q.

For the period from inception (January 3, 2005) through March 31, 2005, we had a net loss of $9,665, attributable to organization, formation and general and administrative expenses. Through March 31, 2005 we did not engage in any significant operations. Our entire activity from inception through March 31, 2005 had been to prepare for our IPO.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Beginning April 15, 2005, we are obligated to pay Mercator Capital L.L.C., an affiliate of certain stockholders, directors and officers, a monthly fee of $7,500 for office, secretarial and administrative services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from inception (January 3, 2005) through March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In connection with our formation, we issued in January 2005 the following shares of common stock, Class W warrants and Class Z warrants without registration under the Securities Act of 1933 (the “Securities Act”):

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants
Universal Telecommunications, Inc.	25	618,750	618,750
The Hackman Family Trust	25	495,000	495,000
Lior Samuelson	25	495,000	495,000
David Ballarini	25	495,000	495,000
Mercator Capital L.L.C.	—	371,250	371,250

The shares of common stock were sold at a purchase price of $5.00 per share, and the Class W and Class Z Warrants were sold at a purchase price of $0.05 per warrant. All such individuals and entities referenced in the above table are accredited investors as defined by Rule 506 under the Securities Act.

The offer and sale of shares of common stock, Class W and Class Z Warrants were not registered under the Securities Act because the offer and sale were made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 thereunder for transactions by an issuer not involving a public offering.

Subsequent to the purchase by the individuals and entities of the securities referenced in the above table, Mercator Capital L.L.C. and Universal Telecommunications, Inc. sold at fair market value, in the aggregate, 25,000 Class W Warrants and 25,000 Class Z Warrants to each of Mr. Morgan O’Brien and Mr. Alex Mandl.

Use of Proceeds

The effective date of our registration statement, filed on From S-1 under the Securities Act (File No. 333-122303) relating to the initial public offering of our Series A Units, Series B Units, Common Stock, Class B Common Stock, Class W Warrants and Class Z Warrants, was April 11, 2005. A total of 575,000 Series A Units and 5,290,000 Series B Units were registered and sold. The managing underwriter for the public offering was HCFP/Brenner Securities LLC.

The offering commenced on April 11, 2005 and closed on April 15, 2005. The Series A Units were sold at an offering price of $10.50 per unit and the Series B Units were sold at an offering price of $10.10 per unit. The aggregate offering price was $59,466,500. We incurred approximately $4,434,481 in underwriting and other expenses in connection with the offering. Our net proceeds totaled $55,032,019. Of such net proceeds, $53,429,000 are held in a trust fund maintained by American Stock Transfer & Trust Company, as trustee. We will use the net proceeds held in trust to enter into a business combination with an operating company. Such funds will not be released from the trust fund until the earlier of the completion of a business combination or the distribution of the proceeds to our Class B stockholders. The proceeds held in the trust fund may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. The remaining net proceeds of $1,603,019 are not held in the trust fund and will be used to pay expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business, as well as for general working capital.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2005	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Ballarini
David Ballarini
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)