Form 10-Q
period 2005-06-30
Mercator Partners Acquisition Corp.
filed 2005-08-12
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

June 30, 2005

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, par value $0.0001 per share	1,150,100
Class B Common Stock, par value $0.0001 per share	10,580,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheet

June 30, 2005

(Unaudited)

ASSETS
Current Assets

Cash and cash equivalents	$1,767,174
U.S. Government Securities held in Trust Fund	53,733,905
Prepaid expenses and other current assets	94,583

Total current assets	55,595,662

Total assets	$55,595,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$66,342
Accrued expenses	36,694
Income taxes payable	67,000

Total current liabilities	170,036

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	10,741,407

Commitments

Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—

Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115

Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847

Additional paid-in capital	44,556,507
Retained earnings	128,840
Accumulated other comprehensive loss	(2,090)

Total stockholders’ equity	44,684,219

Total liabilities and stockholders’ equity	$55,595,662

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2005	From inception (January 3, 2005) to June 30, 2005
Revenue	$—	$—

Operating Expenses:
Formation and operating costs	109,767	119,736

Loss from operations	(109,767)	(119,736)

Interest Income	315,272	315,576

Income before provision for income taxes	205,505	195,840

Provision for income taxes	67,000	67,000

Net Income	$138,505	$128,840

Weighted average number of shares outstanding:
Basic and diluted	9,925,485	5,045,966

Net income per common share, basic and diluted	$0.01	$0.03

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

From inception (January 3, 2005) to June 30, 2005

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(60,950)	—	—	(60,950)
Net income for the period	—	—	—	—	—	128,840	—	128,840
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2,090)	(2,090)

Comprehensive income								126,750

Balance, June 30, 2005 (unaudited)	1,150,100	$115	8,465,058	$847	$44,556,507	$128,840	$(2,090)	$44,684,219

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Cash Flows

From inception (January 3, 2005) to June 30, 2005

(Unaudited)

From inception (January 3, 2005) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,840
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(306,995)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(94,583)
Increase in accounts payable	66,342
Increase in accrued expenses	36,694
Increase in income taxes payable	67,000

Net cash used in operating activities	(102,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(53,429,000)

Net cash used in investing activities	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock and warrants to initial stockholders	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders’ equity	44,370,419

Net cash provided by financing activities	55,298,876

Net increase in cash and cash equivalents	1,767,174

CASH AND CASH EQUIVALENTS

Beginning of period	—

End of period	$1,767,174

See Accompanying Notes to Condensed Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES

Mercator Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on January 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Business Combination”). The Company is a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. As such, the Company is subject to rules recently adopted by the Securities and Exchange Commission applicable to shell companies. In particular, upon completion of a Business Combination which causes the Company to cease being a shell company, the Company will be obligated to disclose the same type of information it would be required to provide in registering a class of securities under the Securities Exchange Act of 1934. All activity from inception (January 3, 2005) through June 30, 2005 relates to the Company’s formation and capital raising activities.

As further discussed in Note 2, on April 11, 2005, the Company effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B units of $53,429,000 are held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the redemption rights afforded to the Class B stockholders may result in the redemption for cash of up to approximately 19.99% of the aggregate number of Class B shares sold as further described below. If a Business Combination is not consummated in 12 months, or within 18 months from April 11, 2005 if a letter of intent, agreement in principal or definitive agreement has been executed within 12 months after the Offering and the Business Combination has not been consummated within such 12 month period (the “Target Business Acquisition Period”), all of the proceeds of the Trust Fund will be returned to Class B stockholders.

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business.

The Company will not effect a Business Combination unless the fair market value of the target, as determined by the Board of Directors of the Company in its sole discretion, based upon valuation standards generally accepted by the financial community including, among others, book value, cash flow, and both actual and potential earnings, is at least equal to 80% of the net assets of the Company at the time of such acquisition.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As discussed previously, if the Company is unable to effect a Business Combination within 18 months of the consummation of the Offering, the Company’s Certificate of Incorporation provides for the Company’s automatic liquidation. If the Company were to expend all of the net proceeds of the Offering not held in the Trust Fund prior to liquidation, but recognizing that such net proceeds could become subject to the claims of creditors of the Company which could be prior to the claims of stockholders of the Company, it is possible that the Company’s liquidation value may be less than the amount in the Trust Fund, inclusive of any net interest income thereon. Moreover, all of the Company’s initial stockholders have agreed to waive their respective rights to participate in any such liquidation distribution on shares owned prior to the Offering.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. The information presented to the Class B stockholders will include substantially all of the information that the Company would be required to include in its filing on Form S-K upon consummation of the proposed Business Combination. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to exercise his or her Conversion Right if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.08 per share based on the value of the Trust Fund as of June 30, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 2 below) and Series B Units (defined in Note 2 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 5 below) and Class Z Warrants (defined in Note 5 below) that were received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights. Accordingly, the redemption value of $10,741,407 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying condensed balance sheet at June 30, 2005 as temporary capital.

NOTE 2 — PUBLIC OFFERING OF SECURITIES

In its initial public offering, effective April 11, 2005 (closed on April 15, 2005), the Company sold to the public 575,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,290,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an over-allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $55,050,876 which was net of $4,415,624 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, five Class W Warrants, and five Class Z Warrants. Each Series B unit consists of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

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

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) April 11, 2006 or (b) the completion of a Business Combination with a target business. The Class W Warrants will expire on April 11, 2010 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) April 11, 2006 or (b) the completion of a Business Combination with a target business. The Class Z Warrants will expire on April 11, 2012 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

Upon closing of the public offering, the Company issued an option, for $100, to HCFP (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity, which was offset by an equivalent increase in equity for the issuance of the option. The Company estimated the fair value of this UPO, approximately $752,000, using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 4.02% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) April 11, 2006 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on April 11, 2010.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to April 15, 2005 included in the Company’s Form 8-K filed on April 15, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments — Investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying condensed statement of operations.

The Company’s restricted investment held in trust at June 30, 2005 consists of an investment in United States of America government treasury securities, with a maturity date of July 14, 2005, and is stated at amortized cost. The fair market value of the restricted investment was $53,733,905 as of June 30, 2005, including $2,090 of unrealized losses, which are reported as a component of other comprehensive loss as of June 30, 2005. The Company recognized interest income of $306,995 from amortization of the discount on the investment during the period from inception (January 3, 2005) to June 30, 2005, which is included in interest income on the accompanying condensed statement of operations. There were no sales or maturities of investments during the period from inception (January 3,2005) to June 30, 2005.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income Per Share — Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units, is anti-dilutive, they have been excluded from the Company’s computation of fully diluted net income per share. Therefore, basic and diluted income per share were the same for the three months ended June 30, 2005 and for the period from inception (January 3, 2005) to June 30, 2005.

Fair Value of Financial Instruments — The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at June 30, 2005.

Use of Estimates and Assumptions — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Income Taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements — The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4 — COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. Through June 30, 2005 $22,500 was paid to Mercator Capital for such services.

NOTE 5 — CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of June 30, 2005, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of June 30, 2005, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants.

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

Warrants

In January 2005, the Company issued to its stockholders Class W Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of June 30, 2005, there were 10,640,000 Class W Warrants outstanding.

Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of June 30, 2005, there were 10,640,000 Class Z Warrants outstanding.

The Class W warrants and Class Z warrants outstanding prior to the public offering, all of which are held by the Company’s officers and directors or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such individuals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report and the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to April 15, 2005 included in the Company’s Form 8-K filed on April 15, 2005.

We were formed on January 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. On April 15, 2005, we completed our initial public offering (“IPO”) of 575,000 Series A Units (“Series A Units”) and 5,290,000 Series B Units (“Series B Units”), including 75,000 Series A Units and 690,000 Series B Units issued upon exercise of the underwriters’ over-allotment option. Each Series A Unit consists of two shares of Common Stock, $.0001 par value per share (“Common Stock”), five Class W Warrants (“Class W Warrants”), each to purchase one share of Common Stock, and five Class Z Warrants (“Class Z Warrants”), each to purchase one share of Common Stock. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share, one Class W Warrant and one Class Z Warrant. Each Class W Warrant and Class Z Warrant entitles the holder to purchase one share of our common stock at a price of $5.00 per share. Our net proceeds from the initial public offering, including the exercise of the over-allotment option, totaled $55,050,876 which was net of $4,415,624 in underwriting and other expenses.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part I, Item 1 of this Form 10-Q and Part II, Item 2 of this Form 10-Q.

Net Income for the three months ended June 30, 2005 of $138,505 consisted of interest income on the Trust Fund investment of $306,995 and interest on cash and cash equivalents of $8,277 offset by formation and operating expenses of $109,767, consisting of $22,500 for a monthly administrative services agreement, $28,500 for professional fees, $22,917 for officer liability insurance, $2,497 for travel and $33,353 for other expenses, and $67,000 for income taxes.

Net Income for the period from January 3, 2005 (inception) to June 30, 2005 of $128,840 consisted of interest income on the Trust Fund investment of $306,995 and interest on cash and cash equivalents of $8,581 offset by formation and operating expenses of $119,736, consisting of $22,500 for a monthly administrative services agreement, $38,000 for professional fees, $22,917 for officer liability insurance, $2,497 for travel and $33,822 for other expenses, and $67,000 for income taxes.

Through June 30, 2005, we did not engage in any significant operations. Our entire activity from inception through June 30, 2005 had been to prepare for and complete our IPO and conduct an initial review of candidates for a Business Combination.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Beginning April 15, 2005, we became obligated to pay Mercator Capital L.L.C., an affiliate of certain stockholders, directors and officers, a monthly fee of $7,500 for office, secretarial and administrative services. Through June 30, 2005, $22,500 was paid to Mercator Capital for such services.

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this quarterly report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this quarterly report or detailed from time to time in our filings with the Securities and Exchange Commission, could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully consummate a business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4. Control and Procedures

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The offering commenced on April 11, 2005 and closed on April 15, 2005. The Series A Units were sold at an offering price of $10.50 per unit and the Series B Units were sold at an offering price of $10.10 per unit. The aggregate offering price was $59,466,500. We incurred approximately $4,415,624 in underwriting and other expenses in connection with the offering. Our net proceeds totaled $55,050,876. Of such net proceeds, $53,429,000 are held in a trust fund maintained by American Stock Transfer & Trust Company, as trustee. We will use the net proceeds held in trust to enter into a business combination with an operating company. Such funds will not be released from the trust fund until the earlier of the completion of a business combination or the distribution of the proceeds to our Class B stockholders. The proceeds held in the trust fund may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. The remaining net proceeds of $1,621,876 are not held in the trust fund and will be used to pay expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business, as well as for general working capital and the payment of income taxes if any.

Item 6. Exhibits

Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Ballarini
David Ballarini
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)