Form 10-Q
period 2005-09-30
Mercator Partners Acquisition Corp.
filed 2005-11-14
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

September 30, 2005

Commission file number: 000-51211

MERCATOR PARTNERS ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2096338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Fountain Square

11911 Freedom Drive, Suite 590

Reston, Virginia 20190

(Address of Principal Executive Offices and Zip Code)

(703) 995-5533

(Registrant’s Telephone Number, Including Area Code)

One Fountain Square

11911 Freedom Drive, Suite 1080

Reston, Virginia 20190

(Former Address of Registrant)

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock, par value $0.0001 per share	1,150,100
Class B Common Stock, par value $0.0001 per share	10,580,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheet

September 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,632,115
U.S. Government Securities held in Trust Fund	54,165,681
Prepaid expenses and other current assets	91,045

Total current assets	55,888,841

Total assets	$55,888,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$44,759
Income taxes payable	184,000

Total current liabilities	228,759

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	10,827,720

Commitments

Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847
Additional paid-in capital	44,470,294
Retained earnings	355,586
Accumulated other comprehensive income	5,520

Total stockholders’ equity	44,832,362

Total liabilities and stockholders’ equity	$55,888,841

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2005	From inception (January 3, 2005) to September 30, 2005
Revenue	$—	$—
Operating Expenses:
Formation and operating costs	93,403	213,139

Loss from operations	(93,403)	(213,139)
Interest Income	437,149	752,725

Income before provision for income taxes	343,746	539,586
Provision for income taxes	117,000	184,000

Net Income	$226,746	$355,586

Weighted average number of shares outstanding:
Basic and diluted	11,730,100

Net income per common share, basic and diluted	$0.02

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

From inception (January 3, 2005) to September 30, 2005

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	—	100
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(147,263)	—	—	(147,263)
Net income for the period	—	—	—	—	—	355,586	—	355,586
Change in unrealized loss on available-for- sale securities	—	—	—	—	—	—	5,520	5,520

Comprehensive income								361,106

Balance, September 30, 2005 (unaudited)	1,150,100	$115	8,465,058	$847	$44,470,294	$355,586	$5,520	$44,832,362

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Cash Flows

From inception (January 3, 2005) to September 30, 2005

(Unaudited)

From inception (January 3, 2005) to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$355,586
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(731,161)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(91,045)
Increase in accounts payable and accrued expenses	44,759
Increase in income taxes payable	184,000

Net cash used in operating activities	(237,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(107,221,000)
Maturity of U.S. Government Securities held in Trust Fund	53,792,000

Net cash used in investing activities	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders’ equity	44,370,419
Proceeds from sale of underwriters’ purchase option	100

Net cash provided by financing activities	55,298,976

Net increase in cash and cash equivalents	1,632,115
CASH AND CASH EQUIVALENTS
Beginning of period	—

End of period	$1,632,115

See Accompanying Notes to Condensed Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES

Mercator Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on January 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Business Combination”). The Company is a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. As such, the Company is subject to rules adopted by the Securities and Exchange Commission applicable to shell companies. In particular, upon completion of a Business Combination which causes the Company to cease being a shell company, the Company will be obligated to disclose the same type of information it would be required to provide in registering a class of securities under the Securities Exchange Act of 1934.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. The information presented to the Class B stockholders will include substantially all of the information that the Company would be required to include in its filing on Form 8-K upon consummation of the proposed Business Combination. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to exercise his or her Conversion Right if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.12 per share based on the value of the Trust Fund as of September 30, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 2 below) and Series B Units (defined in Note 2 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 5 below) and Class Z Warrants (defined in Note 5 below) that were received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights. Accordingly, the redemption value of $10,827,720 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying condensed balance sheet at September 30, 2005 as temporary capital.

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

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) April 11, 2006 or (b) the earlier of the completion of a Business Combination with a target business. The Class W Warrants will expire on April 11, 2010 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) April 11, 2006 or (b) the earlier of the completion of a Business Combination with a target business. The Class Z Warrants will expire on April 11, 2012 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/ Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to April 15, 2005 included in the Company’s Form 8-K filed on April 15, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year.

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market and debt instruments with maturities of three months or less when purchased.

Investments - Investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying condensed statement of operations.

The Company’s restricted investment held in trust at September 30, 2005 consists of an investment in United States of America government treasury securities, with a maturity date of October 13, 2005, and is stated at amortized cost. The fair market value of the restricted investment was $54,165,681 as of September 30, 2005, including $5,520 of unrealized income, which are reported as a component of other comprehensive income as of September 30, 2005. The Company recognized interest income of $731,161 from amortization of the discount on the investment during the period from inception (January 3, 2005) to September 30, 2005, which is included in interest income on the accompanying condensed statements of operations.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income Per Share - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings per share excludes dilution and is computed by dividing income available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive due to the exercise prices of such securities, they have been excluded from the Company’s computation of diluted net income per share. Therefore, basic and diluted income per share were the same for the three months ended September 30, 2005 and for the period from inception (January 3, 2005) to September 30, 2005.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at September 30, 2005.

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

New Accounting Pronouncements - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4 - COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. Through September 30, 2005, $45,000 was paid to Mercator Capital for such services.

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company has agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP.

HCFP has also been engaged by the Company to act as the Company’s nonexclusive investment banker in connection with a proposed Business Combination (see Note 1). For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company is obligated to pay HCFP a cash transaction fee equal to 5% of the first $5,000,000 of Total Consideration, as defined in the Underwriting Agreement, paid and 4% of Total Consideration paid over $5,000,000 , with a maximum fee to be paid of $500,000.

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of September 30, 2005, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of September 30, 2005, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants.

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

Warrants

In January 2005, the Company issued to its stockholders Class W Redeemable Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Redeemable Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of September 30, 2005 there were 10,640,000 Class W Warrants outstanding.

Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of September 30, 2005, there were 10,640,000 Class Z Warrants outstanding.

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

Net Income for the three months ended September 30, 2005 of $226,746 consisted of interest income on the Trust Fund investment of $424,168 and interest on cash and cash equivalents of $12,981, offset by formation and operating expenses of $93,403, consisting of $22,500 for a monthly administrative services agreement, $28,051 for professional fees, $22,917 for officer liability insurance, $4,825 for travel and $15,110 for other expenses, and $117,000 for income taxes.

Net Income for the period from January 3, 2005 (inception) to September 30, 2005 of $355,586 consisted of interest income on the Trust Fund investment of $731,161 and interest on cash and cash equivalents of $21,564, offset by formation and operating expenses of $213,139, consisting of $45,000 for a monthly administrative services agreement, $66,051 for professional fees, $45,833 for officer liability insurance, $7,203 for travel and $49,052 for other expenses, and $184,000 for income taxes.

Our entire activity from inception through September 30, 2005 had been to prepare for and complete our IPO and conduct an initial review of candidates for a Business Combination.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Beginning April 15, 2005, we became obligated to pay Mercator Capital L.L.C., an affiliate of certain stockholders, directors and officers, a monthly fee of $7,500 for office, secretarial and administrative services. Through September 30, 2005, $45,000 was paid to Mercator Capital L.L.C. for such services.

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

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The offering commenced on April 11, 2005 and closed on April 15, 2005. The Series A Units were sold at an offering price of $10.50 per unit and the Series B Units were sold at an offering price of $10.10 per unit. The aggregate offering price was $59,466,500. We incurred approximately $4,415,624 in underwriting and other expenses in connection with the offering. Our net proceeds totaled $55,050,876. Of such net proceeds, $53,429,000, together with interest accrued thereon, are held in a trust fund maintained by American Stock Transfer & Trust Company, as trustee. We will use the net proceeds held in trust to enter into a business combination with an operating company. Such funds will not be released from the trust fund until the earlier of the completion of a business combination or the distribution of the proceeds to our Class B stockholders. The proceeds held in the trust fund may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. The remaining net proceeds of $1,621,876 are not held in the trust fund and will be used to pay expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business, as well as for general working capital and the payment of income taxes, if any.

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

Date: November 10, 2005	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. BRIAN THOMPSON
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ DAVID BALLARINI
David Ballarini
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)