Form 10-K
period 2005-12-31
Mercator Partners Acquisition Corp.
filed 2006-03-30
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended

December 31, 2005

Commission file number: 000-51211

MERCATOR PARTNERS ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2096338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Fountain Square

11911 Freedom Drive, Suite 590

Reston, Virginia 20190

(Address of Principal Executive Offices and Zip Code)

(703) 995-5534

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Series A Units, each consisting of two shares of common stock, par value $.0001 per share, five Class W warrants and five Class Z warrants

Series B Units, each consisting of two share of Class B Common stock, par value $.0001 per share, one Class W warrant and one Class Z warrant

Common Stock, par value $.0001 per share

Class B Common Stock, par value $.0001 per share

Class W Warrants

Class Z Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.  Yes ☐  No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $53,629,800.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2006
Common Stock, par value $0.0001 per share	1,150,100
Class B Common Stock, par value $0.0001 per share	10,580,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this annual report or detailed from time to time in our filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully consummate a business combination, and the other risks detailed from time to time in our filings with the Securities and Exchange Commission.

PART I

Item 1.	Business.

Introduction

We are a Delaware blank check company incorporated on January 3, 2005, to serve as a vehicle for the acquisition of an operating business. Our efforts in identifying a prospective target business are limited to a particular industry. Although our management has experience in a number of industries, its most significant relationships and expertise are in the communications industry.

Our executive offices are located at One Fountain Square, 11911 Freedom Drive, Suite 590, Reston, Virginia 20190. Our telephone number is (703) 995-5533. We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

The communications industry

The communications industry encompasses companies which create, produce, deliver, distribute and/or market communications services and content, or provide equipment, software or technology which enables the creation and provisioning of communications services. Communications services consist of any voice, data or video transmission regardless of the medium of transmission. Examples of segments of the communications industry include but are not limited to:

•	wireline local and long distance telecommunications (including voice over internet protocol);

•	wireless voice and data;

•	cable and satellite radio and television;

•	network equipment software and hardware; and

•	information technology services and network outsourcing.

Effecting a Business Combination

General

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

We have not identified a target business.

To date, we have not selected any target business. Subject to the limitations that a target business has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors, stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business does have sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Class B stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with seeking Class B stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be mailed to the holders of our common stock although their vote will note be solicited.

In connection with the vote required for any business combination, all of our officers and directors who own Class B shares may vote their Class B shares in any manner they determine, in their sole discretion. We will proceed with the business combination only if the Class B stockholders, who own at least a majority of the shares of Class B common stock present in person or by proxy at a special meeting called to consider a proposed business combination, vote in favor of the business combination and Class B stockholders owning less than 20% of the Class B shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his or her shares of Class B common stock converted to cash if he or she votes against the business combination and the business combination is approved and completed. The holders of our common stock will not be entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of Class B stockholders entitled to vote on the business combination, divided by the number of Class B shares sold in our initial public offering. Including interest earned on the trust fund, the per-share conversion price was $5.17 per share as of December 31, 2005. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his or her stock into his or her share of the trust fund still has the right to exercise the Class W and Class Z warrants that he or she received as part of the Series B units. We will not complete any business combination if Class B stockholders, owning 20% or more of the Class B shares sold in our initial public offering, exercise their conversion rights.

Distribution of trust fund to Class B stockholders if no business combination

If we do not complete a business combination within 12 months after the completion of our initial public offering in April 2005, or within 18 months if the extension criteria described below have been satisfied, we will distribute to all of our Class B stockholders, in proportion to their respective equity interests in the Class B common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding Class B common stock will be automatically cancelled. There will be no distribution from the trust fund with respect to our common stock or our Class W and Class Z warrants. However, any remaining net assets following the distribution of the trust fund will be available for our use.

The distribution per Class B share, including interest earned on the trust fund, was $5.17 per share as of December 31, 2005. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $5.17 due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our Class B stockholders, each of Mr. Rhodric Hackman, our President, Mr. Lior Samuelson, our Executive Vice President, and Mr. David Ballarini, our Chief Financial Officer, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Hackman, Samuelson or Ballarini will be able to satisfy those obligations. If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 12 months after the completion of our April 2005 initial public offering, but are unable to complete the business combination within the 12-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 18-month period from the completion of our April 2005 initial public offering, we will then notify the trustee of the trust fund to commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 12-month or 18-month period.

Our Class B stockholders shall be entitled to receive funds from the trust fund only in the event we do not complete a business combination or if the Class B stockholders seek to convert their respective shares into cash upon a business combination which the Class B stockholder voted against and which is actually completed by us. In no other circumstances shall a Class B stockholder have any right or interest of any kind to or in the trust fund. Holders of our common stock will not be entitled to receive any of the proceeds held in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of Class B common stock held by our Class B stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

We have four executive officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect each of them to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.	Risk Factors.

We are a company with no operating history and very limited resources.

We are a recently incorporated company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not plans, arrangements or understanding with any prospective acquisition candidates. We have no present revenue and will not generate any revenues (other than interest income) until, at the earliest, after the consummation of a business combination.

If we are unable to complete a business combination, holders of our common stock will be unable to convert their securities and participate in the distribution of the trust fund.

The trust fund is reserved for holders of our Class B common stock. Consequently, if we are unable to complete a business combination within 12 months after completion of our April 2005 initial public offering or within 18 months if we enter into a letter of intent prior to the expiration of the 12-month period, the holders of our common stock will not be entitled to participate in the distribution of the trust fund. Furthermore, there will be no distribution from the trust fund with respect to our outstanding Class W and Class Z warrants.

Shares of common stock will not be entitled to vote on a proposed business combination.

Holders of our common stock will not be entitled to vote on a proposed business combination with a target business. Only the Class B shareholders will have an opportunity to approve a business combination. Consequently, holders of common stock will be entirely dependent upon the judgment of Class B shareholders in determining whether or not a proposed business combination is approved.

Holders of our common stock are likely to lose all or substantially all of their investment if we do not complete a business combination.

If we are unable to complete a business combination and the trust fund is distributed to the Class B shareholders, we will be dissolved and our remaining net assets will be distributed to the holders of common stock. It is likely, however, that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and accordingly such holders are likely to lose all or substantially all of their investment.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by Class B stockholders will be less than $5.17 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund for the benefit of our Class B stockholders, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust fund for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our Class B stockholders. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.17 due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our Class B stockholders, Rhodric Hackman, our President, Lior Samuelson, our Executive Vice President, and David Ballarini, our Chief Financial Officer, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Hackman, Samuelson and Ballarini will be able to satisfy those obligations.

Since we are not limited to any particular industry or any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry in or business which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in this offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to the common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses which could cause a conflict of interest as to which business they present a viable acquisition opportunity to and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us which may cause a conflict of interests in determining which entity a particular business opportunity should be presented to.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. Some of these persons may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors own securities which will not participate in the distribution of the trust fund and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

The common stock, Class W and Class Z warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock and Class B common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock and Class B common stock has a market price per share of less than $5.00, transactions in our common stock and Class B common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock and Class B common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering provided us with only $55,050,876 which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the funds in our trust fund will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the funds in our trust fund prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares of Class B common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our loss of the services of any of H. Brian Thompson, Rhodric Hackman, Lior Samuelson and David Ballarini would make it more difficult to find a suitable company for a business combination which makes it more likely that we will be forced to distribute the proceeds of our trust fund to our Class B stockholders.

Our ability to successfully effect a business combination will be largely dependent upon the efforts of H. Brian Thompson, our Chairman and Chief Executive Officer, Rhodric Hackman, our President, Lior Samuelson, our Executive Vice President and David Ballarini, our Chief Financial Officer. We have not entered into an employment agreement with any of Messrs. Thompson, Hackman, Samuelson and Ballarini, nor have we obtained any “key man” life insurance on either of their lives. The loss of their services could have a material adverse effect on our ability to successfully achieve our business objectives, including successfully consummating a business combination with Adventure Holdings or otherwise seeking a suitable target business to effect a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, we issued warrants to purchase 16,330,000 shares of common stock. Our officers and directors and/or certain of their affiliates have also purchased warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 710,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our obligations under laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations, may increase our cost of completing a business combination.

As a public company, we will be obligated to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers. These laws and regulations may impose obligations that will increase the legal and financial costs required to consummate a business combination and increase the time required to complete a transaction.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust are only invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the trust funds to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

None of our officers or directors own more than 0.01% of our outstanding shares of common stock. Additionally, no salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe each non-employee director is “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., because each of our directors owns shares of our common stock and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations, and a material adverse effect on the price of stock held by the public stockholders.

Risks related to the communications industry

Our search for a target business is not limited to any particular industry. Although our management has experience in a number of industries, its most significant relationships and expertise are in the communications industry. If we were to acquire a target company in the communications industry, we believe the following risks would apply to us following the completion of a business combination.

Changes in technology may adversely affect our operations and financial condition following a business combination.

The communications industry is substantially affected by rapid and significant changes in technology. These changes may render certain existing services and technologies used in the industry obsolete. We cannot assure you that the technologies used by or relied upon by a target business with which we effect a business combination will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If, following a business combination, the products that we market or sell are not accepted by the public, our results of operations will be adversely affected.

Certain segments of the communications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If we are unable to protect our intellectual property rights following a business combination, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

If we are successful in acquiring a target business and the target business is the owner of proprietary programming, characters, software or technology, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

We may not be able to successfully compete in our desired industry which is characterized by the existence of large competitors and rapidly changing technology.

There is substantial competition in all aspects of the communications industry. Numerous companies, most of which have substantially greater financial resources available to them than we will, are already engaged in all aspects of the communications industry. We cannot assure you that we will be able to compete successfully with others in the relevant market upon the successful acquisition of a target business.

We may not be able to comply with government regulations that may be adopted with respect to the communications industry.

Certain segments of the communications industry, including wireline and wireless communications networks, broadcast networks, cable networks and radio stations, have historically been subject to substantial regulation at the

Federal, state and local levels. In the past, the regulatory environment, particularly with respect to the telecommunications industry and the television and radio industry, has been fairly rigid. We cannot assure you that regulations currently in effect or adopted in the future will not have a material adverse affect on any target business acquired by us.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2005.

Item 2.	Properties.

We maintain our executive offices at One Fountain Square, 11911 Freedom Drive, Suite 590, Reston, Virginia 20190. The cost for this space is included in the $7,500 per-month fee Mercator Capital L.L.C. charges us for general and administrative services pursuant to a letter agreement between us and Mercator Capital L.L.C. We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by Mercator Capital L.L.C. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Series A units and Series B units have traded on the OTC Bulletin Board under the symbols “MPAQU” and “MPABU,” respectively, since April 15, 2005, the date of the initial public offering of our securities. On May 6, 2005, the common stock, Class B common stock, Class W warrants and Class Z warrants included in the Series A units and Series B units commenced separate trading under the symbols “MPAQA,” “MPAQB,” “MPAQW” and “MPAQL.” The closing high and low sales prices of our common stock, Class B common stock, Class W warrants and Class Z warrants as reported by the OTC Bulletin Board, for the quarters indicated are as follows:

	Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants		Series A Units		Series B Units
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low
2005
Second Quarter	$2.75	$2.25	$4.85	$4.75	$0.41	$0.36	$0.45	$0.40	$11.10	$9.16	$10.75	$10.20
Third Quarter	$3.00	$2.50	$5.00	$4.76	$0.38	$0.35	$0.52	$0.40	$9.70	$9.00	$10.60	$10.15
Fourth Quarter	$2.50	$2.25	$5.03	$4.88	$0.45	$0.345	$0.52	$0.36	$13.50	$8.85	$10.90	$10.20

The trading of our securities, especially our Class W warrants and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of March 9, 2005, there were 5 stockholders of record of our common stock, 1 stockholder of record of our Class B common stock, 8 holders of record of our Class W warrants, 8 holders of record of our Class Z warrants, 1 holder of record of our Series A Units and 1 holder of records of our Series b Units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

We have never declared or paid any dividends on our common stock or Class B common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by J.H. Cohn LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

From Inception (January 3, 2005) to December 31, 2005
Statement of Operations Data:
Revenue	$—
Operating Loss	(358,892)
Interest Income	1,258,203
Provision for income taxes	307,000
Net Income	592,311
Earnings per Share Data:
Weighted average basic and diluted shares outstanding,	8,434,067
Net income per share, basic and diluted	$0.07
Other Financial Data:
Net cash used in operating activities	$(486,772)
Net cash used in investing activities	(53,429,000)
Net proceeds from sale of units through public offering allocable to stockholders’ equity	44,370,419
Portion of net proceeds from public offering allocable to common stock subject to possible conversion	10,680,457

December 31, 2005
Selected Balance Sheet Data:
Cash and cash equivalents	$1,383,204
Total assets	56,100,887
Common stock, subject to possible conversion to cash	10,926,022
Total stockholders’ equity	44,970,832

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

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

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of this Form 10-K.

Operations

Net income for the period from inception (January 3, 2005) to December 31, 2005 of $592,311 consisted of interest income on the Trust Fund investment of $1,222,872 and interest on cash and cash equivalents of $35,331, offset by professional fees of $82,417 and other operating expenses of $276,475, consisting of $67,500 for a monthly administrative services agreement with an affiliate, $73,334 for officer liability insurance, $31,359 for travel, $75,584 for Delaware franchise tax and $28,698 for other expenses, and $307,000 for income taxes.

Liquidity and Capital Resources

We consummated our initial public offering on April 15, 2005. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $59,466,500. After deducting offering expenses of $4,415,624 including $517,100 representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds, and underwriting discounts of $3,567,990, net proceeds were $55,050,876. Of this amount, $53,429,000 was placed in a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through April 10, 2006, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business purpose.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Our contractual obligations are set forth in the following table as of December 31, 2005:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Administrative services agreement(1)	$30,000	$30,000	$0	—	—

Total	$30,000	$30,000	$0	$—	$—

(1)	We are obligated, having commenced April 15, 2005, to pay to Mercator Capital LLC, an affiliate of certain stockholders, directors and officers, a monthly fee of $7,500 for office, secretarial and administrative services. If we enter into a letter of intent, agreement in principal or definitive agreement to consummate a business combination we will be obligated to pay up to an additional $45,000 to Mercator Capital LLC.

If we do not complete a business combination within 12 months after the completion of our initial public offering in April 2005, or within 18 months if certain extension criteria have been satisfied, we will distribute to all of our Class B stockholders, in proportion to their respective equity interests in the Class B common stock, an aggregate sum equal to the amount in the Trust Fund, inclusive of any interest, and all then outstanding Class B common stock will be automatically cancelled. There will be no distribution from the Trust Fund with respect to our common stock or our Class W and Class Z warrants. However, any remaining net assets following the distribution of the Trust Fund will be available for our use to pay any creditors and to effect our dissolution and liquidation. The distribution per Class B share, taking into account interest, earned on the Trust Fund, is approximately $5.17 per share based on the value in the Trust Fund as of December 31, 2005.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - Investments held in the Trust Fund consist of investments acquired, which are included in the Trust Fund, with maturities exceeding three months but less than three years. While our intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we classify all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement our strategies.

Income Taxes - We follow Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Income Per Share - Net income per share is computed on the basis of the weighted average number of common stock and Class B common stock outstanding for the period, including common stock equivalents (unless anti-dilutive), which would arise from the exercise of stock warrants.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of fully diluted net income per share. Therefore, basic and diluted income per share were the same for the period from inception (January 3, 2005) to December 31, 2005.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer and David Ballarini, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors, executive officers and special advisors are as follows:

Name	Age	Position
H. Brian Thompson	66	Chairman and Chief Executive Officer
Rhodric C. Hackman	58	President, Secretary and Director
Lior Samuelson	56	Executive Vice President and Director
David Ballarini	42	Chief Financial Officer, Treasurer and Director
Morgan E. O’Brien	61	Special Advisor
Alex Mandl	62	Special Advisor

H. Brian Thompson has been our Chairman and Chief Executive Officer since our inception. Since January 2003, Mr. Thompson also has been the Chairman of Comsat International, one of the largest independent telecommunications operators serving Latin America. Comsat, acquired from Lockheed Martin in a transaction completed in October 2002, provides international data and voice communications services to commercial customers and other telecommunications carriers through a fully integrated fiber, wireless, and satellite network. Mr. Thompson has also been the Chief Executive Officer of Universal Telecommunications, Inc., a private equity investment and advisory firm, focused on consolidations and start-up companies in the communications industry, since he formed it in June 1991. Since October 1998, Mr. Thompson has also served as the Co-Chairman for the Americas of the Global Information Infrastructure Commission, a multinational organization comprised of international communication industry professionals, the strategic objective of which is to chart the role of the private sector in the developing global information and telecommunications infrastructure. From March 1999 to September 2000, Mr. Thompson was Chairman and Chief Executive Officer of Global TeleSystems, Inc. (formerly Global TeleSystems Group, Inc.), a provider of broadband, internet and voice services, serving businesses and carriers throughout Europe. In November 2001, Global TeleSystems filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in response to an involuntary petition previously filed by certain of its debentureholders. From June 1999 to September 2000, Mr. Thompson served as Chairman of Golden Telecom, Inc. (NASDAQ:GLDN), which completed its initial public offering in September 1999 after being formed in June 1999 to be the holding company for all of Global TeleSystems’ businesses in Russia and other countries in the former Soviet Union. From 1991 to June 1998, Mr. Thompson served as Chairman and Chief Executive Officer of LCI International, Inc., which became a leading telecommunications provider during his tenure. In June 1998, LCI merged with Qwest Communications International Inc. and until December 1998, Mr. Thompson served as Vice Chairman of the board of Qwest. From 1981 to 1990, Mr. Thompson served as Executive Vice President of MCI Communications Corporation, with responsibility for eight operating divisions, including MCI International. Mr. Thompson was previously a management consultant specializing in telecommunications and technology enterprises with McKinsey & Company, a management consulting firm.

Mr. Thompson currently serves as a member of the board of directors of the following public companies: Sonus Networks, Inc. (NASDAQ: SONS), United Auto Group Inc. (NYSE: UAG), Axcelis Technologies, Inc. (NASDAQ: ACLS), and Bell Canada International, Inc. (NEX: BI.H). Mr. Thompson also serves as a member of the board of directors of ArrayComm, Inc., a privately held company engaged in the development of broadband wireless technology. Mr. Thompson is a trustee of Capitol College in Laurel, Maryland, and serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson formerly served on the boards of DynCorp, Williams Communications Group, Inc. and Comcast UK Cable Partners Limited. Mr. Thompson is a former Chairman of the U.S. Competitive Telecommunications Association (CompTel) and also served as Chairman of both the Advisory Committee for Telecommunications and, more recently, the Advisory Committee on Infocoms, for Ireland’s Department of Public Enterprise. From January 1999 to March 1999, Mr. Thompson was the non-executive Chairman of Telecom Eireann, Ireland’s incumbent telephone company. Mr. Thompson received a B.S. from the University of Massachusetts and an M.B.A. from Harvard Business School.

Rhodric C. Hackman has been our President, Secretary and a Director since our inception. In October 1999, Mr. Hackman co-founded Mercator Capital L.L.C., a merchant and investment bank focused on communications, media and technology. Mr. Hackman has been a partner of Mercator Capital and its affiliates since formation. In January 1991, Mr. Hackman co-founded Hackman, Baring & Co. Incorporated, a boutique investment bank specializing in the communications industry. Mr. Hackman served as a principal of Hackman, Baring & Co. until it was sold to PricewaterhouseCoopers Securities in September 1997. From the date of the sale until September 1999, Mr. Hackman served as Co-Head of Communications & Media in the investment banking group at PricewaterhouseCoopers Securities. From June 1993 to March 1995, Mr. Hackman was President and a member of the board of directors of HB Communications Acquisition Corp., a blank check company with an objective to acquire an operating business in the communications industry. From 1981 to 1990, Mr. Hackman served as Co-Head of Communications in the investment banking group at Kidder, Peabody & Co., an investment banking firm. Mr. Hackman received a B.S. from the United States Naval Academy and an M.B.A. from Cornell University.

Lior Samuelson has been our Executive Vice President and a Director since our inception. In October 1999, Mr. Samuelson co-founded Mercator Capital and has been a partner of it and its affiliates since formation. From 1997 until 1999, Mr. Samuelson was President and Chief Executive Officer of PricewaterhouseCoopers Securities. From 1994 to 1996, Mr. Samuelson served as Chief Executive Officer of Barents Group, a merchant bank and advisory firm specializing in assisting companies in emerging markets. Barents Group was a subsidiary of KPMG which grew to approximately 400 professionals. In 1985, Mr. Samuelson joined PEG Group, a company that specialized in developing simulation software and services, which was sold to KPMG in December 1986. Mr. Samuelson became a partner of KPMG in 1986, and served as a partner of KPMG until 1994. From 1980 until 1985, Mr. Samuelson served in a senior management position with Booz, Allen & Hamilton, a management consulting firm. Since August 2001, Mr. Samuelson has served as a Director of Deltathree, Inc. (NASDAQ:DDDC), an internet telephony company, and, since April 2001, as a Director of Civcom, a privately held telecommunication equipment company. Mr. Samuelson received a B.S. and an M.S. from Virginia Tech.

David Ballarini has been our Chief Financial Officer, Treasurer and a Director since our inception. In October 1999, Mr. Ballarini co-founded Mercator Capital L.L.C. and has been a partner of it and its affiliates since formation. From 1997 to 1999, Mr. Ballarini served as Director of Strategy and Corporate Development at PricewaterhouseCoopers Securities. From 1993 to 1997, Mr. Ballarini served as an engagement manager of McKinsey & Company, a management consulting firm, where he specialized in advising companies across various industries on growth strategy development, including executing strategic acquisitions and divestitures as well as leading post-merger integration activities. From 1991 to 1993, Mr. Ballarini attended business school. From 1985 until 1991, Mr. Ballarini was involved in several key defense technology programs including aircraft and aerospace system development initiatives as a senior project manager at Atlantic Research Corporation and the United States Naval Air Development Center. Mr. Ballarini received a B.S.E. from Princeton University, an M.S.A.E. from Georgia Tech as well as an M.B.A. from The Wharton School.

Morgan E. O’Brien has served as a Special Advisor to us since January 2005. Mr. O’Brien has served as Vice Chairman of Nextel (NASDAQ:NXTL) since 1996. Mr. O’Brien co-founded what would become Nextel (Fleet Call) in 1987 and served as Chairman of the Board through 1996. From 1987 to 1994, Mr. O’Brien also served as General Counsel of Nextel. Mr. O’Brien was with the firm of Jones, Day, Reavis & Pogue from January 1986 to January 1990, during which time he served as the partner-in-charge of the firm’s telecommunications practice. Mr. O’Brien also served as a consultant to Jones, Day, Reavis & Pogue from January 1990 to October 1991. From June 1979 until April 1987, Mr. O’Brien was in private legal practice and represented major specialized mobile radio operators in proceedings before the Federal Communications Commission. From October 1970 to June 1979, Mr. O’Brien served in a variety of legal and managerial positions with the FCC in the areas of private radio and radio common carrier administration. Mr. O’Brien began his career as a lawyer with the Mobile Services Division of the FCC in 1970 where he assisted in establishing the rules and procedures for all land mobile services. Mr. O’Brien currently serves as Chairman of the Board of Trustees of The Field School in Washington, DC, and is also a member of the law board of Northwestern University School of Law. Mr. O’Brien received an A.B. in Classical Studies from Georgetown University and a J.D. from Northwestern University.

Alex Mandl has served as a Special Advisor to us since January 2005. Since September 2002, Mr. Mandl has served as President and Chief Executive Officer of Gemplus International S.A. (NASDAQ:GEMP), a leading provider of smart card technologies serving the wireless, financial services, identification and security markets, and, since October 2002, as a Director of Gemplus International. From April 2001 through August 2002, Mr. Mandl was a principal in ASM Investments focusing on technology investments. From 1996 to March 2001, Mr. Mandl served as Chairman and Chief Executive Officer of Teligent Inc., a company he started in 1996 which offered the business markets an alternative to the local Bell Companies for telecommunication/internet services. With the collapse of the new competitive local exchange carrier industry and the closing of the capital markets for this sector, on May 21, 2001, Teligent filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1991 to 1996, Mr. Mandl was with AT&T where he served as President and Chief Operating Officer with responsibility for long distance, wireless, local communications and internet services. Prior to this position, Mr. Mandl was AT&T’s Chief Financial Officer. Between 1987 and 1991, Mr. Mandl was Chairman and Chief Executive Officer of Sea-Land Services, Inc., a provider of ocean transport services. In 1980, he joined Seaboard Coastline Industries, a diversified transportation company, as Senior Vice President and Chief Financial Officer. Mr. Mandl began his career in 1969, when he joined Boise Cascade Corp. as a merger and acquisition analyst, and he held various financial positions during the next eleven years. Mr. Mandl serves on the boards of Dell Inc. (NASDAQ:DELL), the Walter A. Haas School of Business at the University of California at Berkeley, Willamette University and the American Enterprise Institute for Public Policy Research. Mr. Mandl holds a B.A. in economics from Willamette University in Salem, Oregon and an M.B.A. from the University of California at Berkeley.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Lior Samuelson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of David Ballarini, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Rhodric Hackman and H. Brian Thompson, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Conflicts of Interest

Investors and security holders should be aware of the following potential conflicts of interest:

•	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•	Since our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed or the trust fund is distributed to our Class B stockholders, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination.

•	The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the trust fund to the Class B stockholders, or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us subject to any pre-existing fiduciary or contractual obligations he might have.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers and directors unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

Item 11.	Executive Compensation.

No executive officer has received any cash compensation for services rendered. We pay Mercator Capital L.L.C., an affiliate of Messrs. Hackman, Samuelson and Ballarini, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide any of Messrs. Hackman, Samuelson and Ballarini compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in Mercator Capital L.L.C. Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors will be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 9, 2006, based on information known to us, with respect to the beneficial ownership of shares of our common stock or Class B common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock or Class B common stock, (ii) each director and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and Class B common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock			Class B Common Stock
	Number		Percent	Number	Percent
Pentagram Partners, L.P. (1) 630 Fifth Avenue, 20th Floor, New York, NY 10111	113,8000		9.90%	—	—
Amaranth LLC (2) c/o Amaranth Advisors L.L.C, One American Lane, Greenwich, CT 06831	—		—	662,700	6.3%
H. Brian Thompson 1950 Old Gallows Road, Vienna, Virginia 22182	4,025	(3)	*	4,000	*
Rhodric C. Hackman (4)	25	(5)	*	—	—
Lior Samuelson (4)	25	(6)	*	—	—
David Ballarini (4)	25	(7)	*	—	—
Morgan E. O’Brien (4)		(8)	*	—	—
Alex Mandl (4)		(9)	*	—	—
All executive officers and directors as a group (4 persons)	4,100	(10)	*	4,000	*

*	Less than 1%

(1)	Based on information contained in a Schedule G filed by Pentagram Partners, L.P. in April 2005, Pentagram Partners has sole power to vote or to direct the vote, and sole power to dispose or direct the disposition of 113,800 shares of our common stock.

(2)	Based on information contained in a Schedule G filed by Amaranth L.L.C., Amaranth Advisors L.L.C., and Nicholas M. Maounis in December 2005, as amended by Amendment No. 1 to Schedule 13G, which was filed in February 2006, Amaranth Advisors L.L.C. is the trading Advisor for Amaranth LLC and has been granted investment discretion over portfolio investments, including the 622,700 shares of our Class B common stock held by Amaranth LLC. Mr. Maounis is the managing member of Amaranth Advisors L.L.C. and may be deemed to have power to direct the vote and disposition of the 622,700 shares of our Class B common stock held by Amaranth LLC.

(3)	Includes 25 shares of common stock owned by Universal Telecommunications, Inc. Mr. Thompson is the Chief Executive Officer and majority shareholder of Universal Telecommunications, Inc. The shares of Universal Telecommunications, Inc. not held by Mr. Thompson are owned by members of his family. Does not include 1,236,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Universal Telecommunications, Inc. which are not exercisable and will not be exercisable within the next 60 days.

(4)	The beneficial owner’s address is c/o Mercator Partners Acquisition Corp., One Fountain Square, 11911 Freedom Drive, Suite 1080, Reston, Virginia 20190.

(5)	Includes 25 shares of common stock owned by the Hackman Family Trust. Mr. Hackman and his spouse are the trustees of the Hackman Family Trust, the beneficiaries of which are members of the Hackman family. Does not include 990,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by the Hackman Family Trust which are not exercisable and will not be exercisable within the next 60 days. Also does not include 667,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mercator Capital L.L.C. which are not exercisable and will not be exercisable within the next 60 days.

(6)	Does not include 990,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Samuelson which are not exercisable and will not be exercisable within the next 60 days. Also does not include 667,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mercator Capital L.L.C. which are not exercisable and will not be exercisable within the next 60 days.

(7)	Does not include 990,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Ballarini which are not exercisable and will not be exercisable within the next 60 days. Also does not include 667,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mercator Capital L.L.C. which are not exercisable and will not be exercisable within the next 60 days.

(8)	Does not include 50,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. O’Brien which are not exercisable and will not be exercisable within the next 60 days.

(9)	Does not include 50,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Mandl which are not exercisable and will not be exercisable within the next 60 days.

(10)	Does not include 4,950,000 shares of common stock issuable upon exercise of Class W and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

Item 13.	Certain Relationships and Related Transactions.

Prior to our initial public offering on April 15, 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 2,475,000 Class W warrants and 2,475,000 Class Z warrants for $247,500 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals set forth below, as follows:

Name	Number of Shares of Common Stock		Number of Class W Warrants		Number of Class Z Warrants		Relationship to Us
H. Brian Thompson	25	(1)	618,750	(1)	618,750	(1)	Chairman and Chief Executive Officer
Rhodric C. Hackman	25	(2)	495,000	(2)(3)	495,000	(2)(3)	President, Secretary and Director
Lior Samuelson	25		495,000	(3)	495,000	(3)	Executive Vice President and Director
David Ballarini	25		495,000	(3)	495,000	(3)	Chief Financial Officer, Treasurer and Director
Mercator Capital L.L.C.	—		371,250		371,250		Warrant holder

(1)	Shares and warrants were acquired and are held by Universal Telecommunications, Inc. Does not include 4,000 shares of our common stock, 4,000 shares of our Class B common stock, 12,000 Class W warrants and 12,000 Class Z warrants which were acquired by Mr. Thompson upon his purchase of 2,000 Series A Units and 2,000 Series B Units.

(2)	Shares and warrants were acquired and are held by the Hackman Family Trust.

(3)	Does not include 371,250 Class W warrants and 371,250 Class Z warrants purchased by Mercator Capital L.L.C., an affiliate of Messrs. Hackman, Samuelson and Ballarini.

Subsequent to the purchase by the individuals and entities of the securities referenced in the above table, Mercator Capital and Universal Telecommunications sold at fair market value, in the aggregate, 25,000 Class W warrants and 25,000 Class Z warrants to each of Mr. O’Brien and Mr. Mandl.

Mercator Capital L.L.C. makes available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We pay Mercator Capital L.L.C. $7,500 per month for these services. Messrs. Hackman, Samuelson and Ballarini are each principals and, in the aggregate, 95% owners of Mercator Capital L.L.C. and as a result, will benefit from the transaction to the extent of their interests in Mercator Capital L.L.C. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Hackman, Samuelson and Ballarini compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by Mercator Capital L.L.C. is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per month administrative fee payable to Mercator Capital L.L.C. and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our officers or directors, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

We have engaged HCFP/Brenner Securities LLC, the representative of the underwriters in our initial public offering, to act as our investment banker in connection with our business combination. We expect to pay HCFP/Brenner a cash fee equal to 5% of the first five million of total consideration paid in connection with the business combination and an additional 4% on all consideration over $5 million, with a maximum fee to be paid of $500,000, at the closing of our business combination for assisting us in structuring and negotiating the terms of the transaction.

Item 14.	Principal Accounting Fees and Services.

Fees incurred by us for professional services provided by our independent registered public accounting firm from our inception (January 3, 2005) to December 31, 2005, in each of the following categories are approximately as follows:

Inception (January 3, 2005) to December 31, 2005
Audit Fees	$41,000
Audit-related Fees	9,000

Total	$50,000

Fees for audit services include fees associated with the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services provided by our auditors in connection with statutory and regulatory filings or engagements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (1)

4.1	Specimen Series A Unit Certificate (2)

4.2	Specimen Series B Unit Certificate (2)

4.3	Specimen Common Stock Certificate (1)

4.4	Specimen Class B Common Stock Certificate (1)

4.5	Specimen Class W Warrant Certificate (2)

4.6	Specimen Class Z Warrant Certificate (2)

4.7	Unit Purchase Option granted to HCFP/Brenner Securities LLC

4.8	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (2)

10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Lior Samuelson (2)

10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and David Ballarini (2)

10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and H. Brian Thompson (2)

10.5	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to Form S-1 Registration statement and incorporated herein by reference.

MERCATOR PARTNERS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mercator Partners Acquisition Corp.

We have audited the accompanying balance sheet of Mercator Partners Acquisition Corp. (a Delaware corporation) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (January 3, 2005) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercator Partners Acquisition Corp. as of December 31, 2005, and its results of operations and cash flows for the period from inception (January 3, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Jericho, New York

March 29, 2006

Mercator Partners Acquisition Corp.

Balance Sheet

December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$1,383,204
Restricted investments held in Trust Fund	54,657,439
Prepaid expenses and other current assets	60,244

Total current assets	56,100,887

Total assets	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$148,033
Income taxes payable	56,000

Total current liabilities	204,033

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	10,926,022

Commitments

Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847
Additional paid-in capital	44,371,992
Retained earnings	592,311
Accumulated other comprehensive income	5,567

Total stockholders’ equity	44,970,832

Total liabilities and stockholders’ equity	$56,100,887

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Statement of Operations

Period from inception (January 3, 2005) to December 31, 2005

Revenue	$—
Operating Expenses:
Professional fees	82,417
Other operating costs	276,475

Loss from operations	(358,892)
Interest Income	1,258,203

Income before provision for income taxes	899,311
Provision for income taxes	307,000

Net Income	$592,311

Weighted average number of shares outstanding:
Basic and diluted	8,434,067

Net income per common share, basic and diluted	$0.07

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Statement of Stockholders’ Equity

Period from inception (January 3, 2005) to December 31, 2005

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	—	100
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(245,565)	—	—	(245,565)
Net income	—	—	—	—	—	592,311	—	592,311
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	5,567	5,567

Comprehensive income								597,878

Balance, December 31, 2005	1,150,100	$115	8,465,058	$847	$44,371,992	$592,311	$5,567	$44,970,832

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Statement of Cash Flows

Period from inception (January 3, 2005) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$592,311
Adjustment to reconcile net income to net cash used in operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(1,222,872)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60,244)
Accounts payable and accrued expenses	148,033
Income taxes payable	56,000

Net cash used in operating activities	(486,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(161,441,000)
Maturity of U.S. Government Securities held in Trust Fund	108,012,000

Net cash used in investing activities	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457
Net proceeds from sale of units through public offering allocable to stockholders’ equity	44,370,419
Proceeds from sale of underwriters’ purchase option	100

Net cash provided by financing activities	55,298,976

Net increase in cash and cash equivalents	1,383,204
CASH AND CASH EQUIVALENTS
Beginning of period	—

End of period	$1,383,204

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$251,000

Cash paid for interest	$—

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND ACTIVITIES

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

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to exercise his or her Conversion Right if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.17 per share based on the value of the Trust Fund as of December 31, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 2 below) and Series B Units (defined in Note 2 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 6 below) and Class Z Warrants (defined in Note 6 below) that were received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights. Accordingly, the redemption value of $10,926,022 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) has been included as temporary capital on the accompanying balance sheet at December 31, 2005.

NOTE 2 - PUBLIC OFFERING OF SECURITIES

In its initial public offering, effective April 11, 2005 (closed on April 15, 2005), the Company sold to the public 575,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,290,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an over allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $55,050,876 which was net of $4,415,624 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, five Class W Warrants, and five Class Z Warrants. Each Series B unit consists of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

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

Upon closing of the public offering, the Company sold and issued an option, for $100, to HCFP (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity, which was offset by an equivalent increase in equity for the issuance of the option. The Company estimated the fair value of this UPO, approximately $752,000, using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 4.02% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) April 11, 2006 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on April 11, 2010.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market and debt instruments with maturities of three months or less when purchased.

Investments - Investment held in the Trust Fund consist of investments acquired with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying statement of operations.

The Company’s investment held in the Trust Fund at December 31, 2005 consists of United States of America Government treasury securities, with a maturity date of January 12, 2006, and are stated at amortized cost. The fair market value of the restricted investments was $54,657,439 as of December 31, 2005, including $5,567 of unrealized gains, which are reported as a component of other comprehensive income as of December 31, 2005. The Company recognized interest income of $1,222,872 from amortization of the discount on the investment during the period from inception (January 3, 2005) to December 31, 2005, which is included in interest income on the accompanying statement of operations.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of fully diluted net income per share. Therefore, basic and diluted income per share were the same for the period from inception (January 3, 2005) to December 31, 2005.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at December 31, 2005.

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

NOTE 4 - COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. Through December 31, 2005 $67,500 of expense for such services was recorded in the accompanying statement of operations. Included in accounts payable and accrued expenses at December 31, 2005, is $22,500 owed to Mercator Capital for such services.

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company has agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP. No solicitation services were provided by HCFP during the period from inception (January 3, 2005) to December 31, 2005.

HCFP has also been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination (Note 1). For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company is obligated to pay HCFP a cash transaction fee equal to 5% of the first $5 million of Total Consideration, as defined in the Underwriting Agreement, paid and 4% of Total Consideration paid over $5 million, with a maximum fee to be paid of $500,000.

NOTE 5 - INCOME TAXES

Provision for income taxes consists of:

From inception (January 3, 2005) to December 31, 2005
Current—Federal	$307,000

The Company’s effective tax rate approximates the federal statutory rate.

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of December 31, 2005, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of December 31, 2005, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants sold in the offering, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants.

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

Warrants

In January 2005, the Company sold and issued to its initial stockholders Class W Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

In connection with the Offering, the Company sold and issued Class W warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of December 31, 2005, there were 10,640,000 Class W Warrants outstanding.

In connection with the Offering, the Company sold and issued Class Z warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of December 31, 2005, there were 10,640,000 Class Z Warrants outstanding.

The 2,475,000 Class W Warrants and 2,475,000 Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s officers and directors or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such individuals.

As the proceeds from the exercise of the Class W and Class Z Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCATOR PARTNERS ACQUISITION CORP.

Date: March 29, 2006	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ H. Brian Thompson	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2006
H. Brian Thompson

/s/ Rhodric C. Hackman	President, Secretary and Director	March 29, 2006
Rhodric C. Hackman

/s/ David Ballarani	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 29, 2006
David Ballarani

/s/ Lior Samuelson	Executive Vice President and Director	March 29, 2006
Lior Samuelson