Form 10-K/A
period 2005-12-31
Mercator Partners Acquisition Corp.
filed 2006-04-10
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 30, 2006 (the “Original Filing”), is being filed to amend the Original Filing to include on the Report of the Registrant’s Independent Public Accounting Firm the signature of such firm, which had been received prior to but inadvertently omitted from the Original Filing.

Except for the matters described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, except for matters described above, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

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

/S/    J.H. COHN LLP

Jericho, New York

April 7, 2006

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

MERCATOR PARTNERS ACQUISITION CORP.

Date: April 7, 2006	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ H. Brian Thompson	Chairman and Chief Executive Officer (Principal Executive Officer)	April 7, 2006
H. Brian Thompson

/s/ Rhodric C. Hackman	President, Secretary and Director	April 7, 2006
Rhodric C. Hackman

/s/ David Ballarani	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	April 7, 2006
David Ballarani

/s/ Lior Samuelson	Executive Vice President and Director	April 7, 2006
Lior Samuelson