Form 10-Q
period 2006-03-31
Mercator Partners Acquisition Corp.
filed 2006-05-15
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

March 31, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock, par value $0.0001 per share	1,150,100
Class B Common Stock, par value $0.0001 per share	10,580,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheets

	March 31, 2006 Unaudited	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$1,160,668	$1,383,204
Restricted investment held in Trust Fund	55,220,149	54,657,439
Prepaid expenses and other current assets	9,766	60,244
Deferred acquisition costs	23,319	—

Total current assets	56,413,902	56,100,887

Total assets	$56,413,902	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$179,429	$148,033
Income taxes payable	149,000	56,000
Accrued acquisition costs	23,319	—

Total current liabilities	351,748	204,033

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	11,038,508	10,926,022

Commitments
Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847	847
Additional paid-in capital	44,259,506	44,371,992
Retained earnings	769,977	592,311
Accumulated other comprehensive (loss) income	(6,799)	5,567

Total stockholders’ equity	45,023,646	44,970,832

Total liabilities and stockholders’ equity	$56,413,902	$56,100,887

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31, 2006	Period from inception (January 3, 2005) to March 31, 2005
Revenue	$—	$—
Operating Expenses:
Professional fees	240,925	9,500
Other operating costs	76,594	469

Loss from operations	(317,519)	(9,969)
Interest income	588,185	304

Income (loss) before provision for income taxes	270,666	(9,665)
Provision for income taxes	93,000	—

Net income (loss)	$177,666	$(9,665)

Weighted average number of shares outstanding:
Basic and diluted	11,730,100	100

Net income (loss) per common share, basic and diluted	$0.02	$(96.65)

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

For the three months ended March 31, 2006

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	1,150,100	$115	8,465,058	$847	$44,371,992	$592,311	$5,567	$44,970,832
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(112,486)	—	—	(112,486)
Net income	—	—	—	—	—	177,666	—	177,666
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(12,366)	(12,366)

Comprehensive income								165,300

Balance, March 31, 2006 (Unaudited)	1,150,100	$115	8,465,058	$847	$44,259,506	$769,977	$(6,799)	$45,023,646

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2006	Period from inception (January 3, 2005) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$177,666	$(9,665)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(575,076)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	50,478	—
Increase in accounts payable and accrued expenses	31,396	18,846
Increase in income taxes payable	93,000	—

Net cash (used in) provided by operating activities	(222,536)	9,181

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(54,722,000)	—
Maturity of U.S. Government Securities held in Trust Fund	54,722,000	—

Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	—	248,000
Deferred registration costs	—	(157,950)

Net cash provided by financing activities	—	90,050

Net (decrease) increase in cash and cash equivalents	(222,536)	99,231
CASH AND CASH EQUIVALENTS
Beginning of period	1,383,204	—

End of period	$1,160,668	$99,231

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition costs	$23,319	$—

Accrued registration costs	$—	$58,500

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Notes to Condensed Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES

Mercator Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on January 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Business Combination”) (See Recent Events below). The Company is a “shell company” as that term is defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. As such, the Company is subject to rules adopted by the Securities and Exchange Commission applicable to shell companies. In particular, upon completion of a Business Combination which causes the Company to cease being a shell company, the Company will be obligated to disclose the same type of information it would be required to provide in registering a class of securities under the Securities Exchange Act of 1934.

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

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to exercise his or her Conversion Right if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.22 per share based on the value of the Trust Fund as of March 31, 2006. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 2 below) and Series B Units (defined in Note 2 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 5 below) and Class Z Warrants (defined in Note 5 below) that were received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights. Accordingly, the redemption value of $11,038,508 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) has been included as temporary capital on the accompanying balance sheet at March 31, 2006.

Recent Events

On March 31, 2006 the Company entered into a letter of intent to acquire Global Internetworking, Inc. (“GII”), a company incorporated in the Commonwealth of Virginia. Additionally on April 5, 2006 the Company entered into a letter of intent to acquire European Telecommunications & Technology (“ETT”), a business incorporated under the laws of England and Wales. (The acquisition of GII and ETT are collectively the “Transactions”). ETT and GII are both telecommunications companies which provide services that include the delivery of end-to-end networking links and management of the related circuits and vendor relationships.

The letter of intent for GII contemplates the acquisition of the outstanding capital stock of GII by the Company in exchange for approximately $10,600,000 in cash from the Trust Fund and 2,900,000 shares and 2,900,000 warrants of the Company. The letter of intent for ETT contemplates the acquisition of the outstanding capital stock of ETT by the Company in exchange for approximately $37,000,000 in cash from the Trust Fund.

After giving effect to the Transactions, the Company’s stockholders will own approximately 80% of the Company’s outstanding common stock. The proposed Transactions are subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transactions by the Company’s Class B stockholders. There can be no assurance that the Transactions will be consummated.

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

Upon closing of the public offering, the Company sold and issued an option, for $100, to HCFP/Brenner Securities, LLC (“HCFP”), the representative for the underwriters in the Offering (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity, which was offset by an equivalent increase in equity for the issuance of the option. The Company estimated the fair value of this UPO, approximately $752,000, using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 4.02% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) April 11, 2006 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on April 11, 2010.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to December 31, 2005 included in the Company’s Form 10-K/A filed on April 10, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year.

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market and debt instruments with maturities of three months or less when purchased.

Investments – Investment held in the Trust Fund consist of investments acquired with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying statement of operations.

The Company’s investment held in Trust Fund at March 31, 2006 consists of United States of America Government treasury securities, with a maturity date of April 13, 2006, and are stated at amortized cost. The fair market value of the restricted investments was $55,220,149 as of March 31, 2006, including $6,799 of unrealized losses, which are reported as a component of other comprehensive income as of March 31, 2006. The Company recognized interest income of $575,076 from amortization of the discount on the investment during the three months ended March 31, 2006, which is included in interest income on the accompanying condensed statement of operations.

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

Basic income (loss) per share is computed by dividing income (loss) available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of fully diluted net income per share. Therefore, basic and diluted income (loss) per share were the same for the three months ended March 31, 2006 and for the period from inception (January 3, 2005) to March 31, 2005.

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at March 31, 2006.

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

NOTE 4 - COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. During the three months ended March 31, 2006, $22,500 of expense for such services was recorded in the accompanying condensed statement of operations.

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company has agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP. No solicitation services were provided by HCFP through March 31, 2006.

HCFP has also been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination (Note 1). For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company is obligated to pay HCFP a cash transaction fee equal to 5% of the first $5,000,000 of Total Consideration, as defined in the Underwriting Agreement, paid and 4% of Total Consideration paid over $5,000,000, with a maximum fee to be paid of $500,000. Through March 31, 2006 no amounts have been accrued or paid to HCFP in connection with the Transactions (Note 1).

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 2). As of March 31, 2006, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of March 31, 2006, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants sold in the offering, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants.

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

Warrants

In January 2005, the Company sold and issued to its initial stockholders Class W Redeemable Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Redeemable Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

In connection with the Offering, the Company sold and issued Class W warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of March 31, 2006, there were 10,640,000 Class W Warrants outstanding.

In connection with the Offering, the Company sold and issued Class Z warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of March 31, 2006, there were 10,640,000 Class Z Warrants outstanding.

The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

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

Recent Events

On March 31, 2006 we entered into a letter of intent to acquire Global Internetworking, Inc. (“GII”), a company incorporated in the Commonwealth of Virginia. Additionally on April 5, 2006 we entered into a letter of intent to acquire European Telecommunications & Technology (“ETT”), a business incorporated under the laws of England and Wales. (The acquisition of GII and ETT are collectively the “Transactions”). ETT and GII are telecommunications companies which provide services which include the delivery of end-to-end networking links and management of the related circuits and vendor relationships.

Our letter of intent with GII contemplates the acquisition of the outstanding capital stock of GII by the Company in exchange for approximately $10,600,000 in cash from our Trust Fund and 2,900,000 of our common shares and 2,900,000 of our warrants. Our letter of intent with ETT contemplates the acquisition of the outstanding capital stock of ETT by the Company in exchange for approximately $37,000,000 in cash from our Trust Fund.

After giving effect to the Transactions, our existing stockholders will own approximately 80% of our outstanding common stock. The proposed Transactions are subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transactions by the Company’s Class B stockholders. There can be no assurance that the Transactions will be consummated.

Operations

Net income for the three months ended March 31, 2006 of $177,666 consisted of interest income on the Trust Fund investment of $575,076 and interest on cash and cash equivalents of $13,109, offset by professional fees of $240,925 and other operating expenses of $76,594, consisting of $22,500 for a monthly administrative services agreement with an affiliate, $27,500 for officer liability insurance, $18,888 for Delaware franchise tax and $7,706 for other expenses, and $93,000 for income taxes.

Net loss for the period from inception (January 3, 2005) to March 31, 2005 of $9,665 consisted of interest income on cash and cash equivalents of $304, offset by professional fees of $9,500 and other operating expenses of $469.

Liquidity and Capital Resources

We consummated our initial public offering on April 15, 2005. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $59,466,500. After deducting offering expenses of $4,415,624 including $517,100 representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds, and underwriting discounts of $3,567,990, net proceeds were $55,050,876. Of this amount, $53,429,000 was placed in a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to meet the expenditures required for our operations through October 10, 2006, assuming that the business combination contemplated by the letters of intent with GII and ETT is not consummated before then. If the Transactions are not approved by our Class B stockholders and accordingly the entire trust fund is distributed to such Class B stockholders, we may not have sufficient funds available to satisfy all of our obligations.

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

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2006	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Ballarini
David Ballarini
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)