Form 10-K/A
period 2005-12-31
Mercator Partners Acquisition Corp.
filed 2006-08-21
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends and restates in its entirety our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2006, and as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 10, 2006 (the “Form 10-K”).

In August 2006, we determined that it was necessary to restate our financial results for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006 to reflect liabilities and additional gains and losses related to the classification of and accounting for (1) the warrants to purchase common stock included in the Series A units and Series B units sold in our initial public offering and (2) the option to purchase Series A units and/or Series B units issued to the underwriters in connection with that offering. The financial statements included in this Amendment No. 2 have been restated to effect the reclassification of such warrants and purchase option as derivative liabilities rather than permanent equity, and the accompanying Notes to the financial statements have been revised to disclose certain information with respect thereto. Information with respect to the warrants, the purchase option and the restatement has also been added in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures,” and a new risk factor relating to the effects of the accounting treatment of the warrants and the purchase option has been added to Item 1A of the Form 10-K.

This Amendment No. 2 speaks as of the end of our fiscal year ended December 31, 2005 or as of the date of the filing of the original Form 10-K, as applicable. Except for the revisions described above and certain other clarifying changes, it does not update any of the statements contained in the original Form 10-K. This Amendment No. 2 contains forward-looking statements that were made at the time the original Form 10-K was filed on March 30, 2006. It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-K, including statements made in subsequent filings on Form 8-K or on Form 10-Q.

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

Our ability to successfully effect a business combination will be largely dependent upon the efforts of H. Brian Thompson, our Chairman and Chief Executive Officer, Rhodric Hackman, our President, Lior Samuelson, our Executive Vice President and David Ballarini, our Chief Financial Officer. We have not entered into an employment agreement with any of Messrs. Thompson, Hackman, Samuelson and Ballarini, nor have we obtained any “key man” life insurance on either of their lives. The loss of their services could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business to effect a business combination.

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

We may experience volatility in earnings due to how we are required to account for our warrants and underwriters’ purchase option.

Under EITF No. 00-19, “Accounting for Derivate Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), the fair value of the warrants issued as part of the units issued in our initial public offering, and of the option to purchase Series A units and/or Series B units granted to the underwriters of our initial public offering, must be reported as a liability. Both the warrant agreement and the unit purchase option provide for us to attempt to register the shares underlying the warrants and units and are silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders or the option holders upon exercise. Under EITF No. 00-19, we are required to assume that this situation could give rise to us ultimately having to net-cash settle the warrants or options, thereby necessitating the treatment of the warrants and purchase option as a liability. Further, EITF No. 00-19 requires us to record the warrant and purchase option liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants and purchase option will continue to be reported as a liability until such time that they are exercised, expire or we are otherwise able to modify the applicable agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant and purchase option liability at each reporting date.

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

We do not have any unresolved staff comments to report for the year ended December 31, 2005.

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

Item 6.	Selected Financial Data (as Restated).

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by J.H. Cohn LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

From Inception (January 3, 2005) to December 31, 2005 (As Restated)
Statement of Operations Data:
Revenue	$—
Operating Loss	(358,892)
Interest Income	1,258,203
Gain on derivative liabilities	776,750
Provision for income taxes	307,000
Net Income	1,369,061
Earnings per Share Data:
Weighted average basic and diluted shares outstanding,	8,434,067
Net income per share, basic and diluted	$0.16
Other Financial Data:
Net cash used in operating activities	$(486,772)
Net cash used in investing activities	(53,429,000)
Net proceeds from sale of units through public offering	44,370,419
Portion of net proceeds from public offering allocable to common stock subject to possible conversion	10,680,457

December 31, 2005 (As Restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$1,383,204
Total assets	56,100,887
Total liabilities	6,711,733
Common stock, subject to possible conversion to cash	10,926,022
Total stockholders’ equity	38,463,132

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Restatement of Financial Statements

We have restated our financial statements for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006 to reflect additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the Series A and Series B units sold in our initial public offering and (2) the option to purchase Series A units and/or Series B units issued to the underwriters in connection with our initial public offering. We had previously classified the value of these securities as equity. After further review, we have determined that these instruments should be classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the period from inception (January 3, 2005) to December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the year ended December 31, 2005 are summarized below. See Note 2 to our Financial Statements for an explanation of these restatements.

The following table sets forth the effects of the restatement adjustments on the Company’s financial statements as of and for the period from inception (January 3, 2005) to December 31, 2005:

	As of and for the period from inception (January 3, 2005) to December 31, 2005
	As Previously Reported	As Restated
Total assets	$56,100,887	$56,100,887
Total liabilities	204,033	6,711,733
Common stock subject to conversion	10,926,022	10,926,022
Stockholders’ equity	44,970,832	38,463,132

Gain (loss) from derivative liabilities	—	776,750
Interest income	1,258,203	1,258,203
Income before provision for income taxes	899,311	1,676,061
Provision for income taxes	307,000	307,000
Net income	592,311	1,369,061
Weighted average shares:
Basic and Diluted	8,434,067	8,434,067
Earnings per share:
Basic and Diluted	$0.07	$0.16

Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K gives effect to the restatements.

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

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 3 of the financial statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

Net income for the period from inception (January 3, 2005) to December 31, 2005 of $1,369,061 consisted of interest income on the Trust Fund investment of $1,222,872, interest on cash and cash equivalents of $35,331 and $776,750 of gains on derivative liabilities, offset by professional fees of $82,417 and other operating expenses of $276,475, consisting of $67,500 for a monthly administrative services agreement with an affiliate, $73,334 for officer liability insurance, $31,359 for travel, $75,584 for Delaware franchise tax and $28,698 for other expenses, and $307,000 for income taxes.

Derivatives

In accordance with accounting principles, we account for the Class W Warrants and Class Z Warrants issued in our initial public offering and the option issued to the underwriters in our initial public offering (“UPO”) as derivative liabilities. Accordingly, changes in the fair values of such instruments give rise to gains and losses on our statement of operations and impact the value of the derivative liability recorded on our balance sheet. Such gains and losses are non-operating and do not result in cash flows from operating activities.

Fair values for traded warrants are based on quoted market prices. The Class W Warrants and Class Z Warrants sold in the initial public offering are publicly traded and, consequently, the fair values of these warrants are based on the market price of the applicable class of warrant at each period end. To the extent that the market prices of our warrants and units increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The pricing model we use for determining fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. We use a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. We use volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when we consummate a business combination, the volatility rates will then be based on comparable companies to the acquired companies. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet and gain (loss) on our statement of operations. The volatility for the calculation of the UPO was 34.99% as of December 31, 2005. This volatility rate will continue to change in the future. We use the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model for the valuation of the UPO. The Company’s Series A unit and Series B unit prices will also change in the future. To the extent that the Company’s Series A and Series B unit prices increase or decrease, our UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates and will result in an effect on our balance sheet and gain (loss) on our statement of operations.

Liquidity and Capital Resources

We consummated our initial public offering on April 15, 2005. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $59,466,500. After deducting offering expenses of $4,415,624 including $517,100 representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds, and underwriting discounts of $3,567,990, net proceeds were $55,050,876. Of this amount, $53,429,000 was placed in a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through April 10, 2006, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business purpose.

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

If we do not complete a business combination within 12 months after the completion of our initial public offering in April 2005, or within 18 months if certain extension criteria have been satisfied, we will distribute to all of our Class B stockholders, in proportion to their respective equity interests in the Class B common stock, an aggregate sum equal to the amount in the Trust Fund, inclusive of any interest, subject to potential claims by creditors, and all then outstanding Class B common stock will be automatically cancelled. There will be no distribution from the Trust Fund with respect to our common stock or our Class W and Class Z warrants. However, any remaining net assets following the distribution of the Trust Fund will be available for our use to pay any creditors and to effect our dissolution and liquidation. The distribution per Class B share, taking into account interest, earned on the Trust Fund, is approximately $5.17 per share based on the value in the Trust Fund as of December 31, 2005.

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

Accounting for Derivative Instruments - SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. The Emerging Issues Task Force (“EITF”) 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 8,165,000 Class W Warrants and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the IPO, and the UPO to purchase up to 25,000 Series A units and/or up to 230,000 Series B units, are separately accounted for as liabilities. The agreements related to the Class W Warrants and Class Z Warrants and the UPO provide for us to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within our control and, as a result, we must assume that we could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on our balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in our statement of operations as ‘‘Gain (loss) on derivative liabilities.’’ Such gains and losses are non-operating and do not result in cash flows from operating activities.

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W Warrants and Class Z Warrants sold in the IPO are publicly traded and, consequently, the fair value of these warrants are estimated as the market price of the applicable class of warrant at each period end. To the extent that the market prices of our Warrants and units increase or decrease, our derivative liabilities will also increase or decrease, with a corresponding impact on our statement of operations.

The UPO issued to the underwriters to purchase up to 25,000 Series A units and/or up to 230,000 Series B units is a derivative that is separately valued and accounted for on our balance sheet. While the underlying shares and warrants are indexed to our common stock, because the UPO contains certain registration rights with respect to the UPO and the securities issuable upon exercise of the UPO, we have classified these instruments as a liability in accordance with EITF 00-19. This derivative liability has been, and will continue to be, adjusted to fair value at each period end.

The pricing model we use for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss). We use a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. We use volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when we consummate a business combination, the volatility rates will then be based on comparable companies to the acquired companies. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility for the calculation of the UPO was 34.99% as of December 31, 2005. This volatility rate will continue to change in the future. We use the closing market price of the our Series A units and Series B units at the end of a period in the Black Scholes model for the valuation of the UPO. Our Series A unit and Series B unit prices will also change in the future. To the extent that our Series A unit and Series B unit prices increase or decrease, our UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We have issued warrants and options that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes is minimal. Given our limited risk in exposure to U.S. Treasury Bills and money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do not believe we are exposed to significant market risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer and David Ballarini, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, based on a comment received from the Securities and Exchange Commission to the Form S-4 filed by us in connection with our proposed acquisitions of Global Internetworking, Inc. and European Telecommunications & Technology, Ltd., and based on further review of the relevant accounting literature and in consultation with our independent registered accounting firm, J.H. Cohn LLP, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering and the purchase option issued to the underwriters in our initial public offering as liabilities which are derivative instruments and are required to be reported at fair value at each period end. We addressed this by determining to restate our Form 10-K for the fiscal year ended December 31, 2005 and our Form 10-Q for the period ended March 31, 2006 to reflect this reclassification.

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

Name and Address of Beneficial Owner	Common Stock			Class B Common Stock
	Number		Percent	Number	Percent
Pentagram Partners, L.P. (1) 630 Fifth Avenue, 20th Floor, New York, NY 10111	113,800		9.90%	—	—
Amaranth LLC (2) c/o Amaranth Advisors L.L.C, One American Lane, Greenwich, CT 06831	—		—	662,700	6.3%
H. Brian Thompson 1950 Old Gallows Road, Vienna, Virginia 22182	4,025	(3)	*	4,000	*
Rhodric C. Hackman (4)	25	(5)	*	—	—
Lior Samuelson (4)	25	(6)	*	—	—
David Ballarini (4)	25	(7)	*	—	—
Morgan E. O’Brien (4)		(8)	*	—	—
Alex Mandl (4)		(9)	*	—	—
All executive officers and directors as a group (4 persons)	4,100	(10)	*	4,000	*

*	Less than 1%

(1)	Based on information contained in a Schedule G filed by Pentagram Partners, L.P. in April 2005, Pentagram Partners has sole power to vote or to direct the vote, and sole power to dispose or direct the disposition of 113,800 shares of our common stock.

(2)	Based on information contained in a Schedule G filed by Amaranth L.L.C., Amaranth Advisors L.L.C., and Nicholas M. Maounis in December 2005, as amended by Amendment No. 1 to Schedule 13G, which was filed in February 2006, Amaranth Advisors L.L.C. is the trading Advisor for Amaranth LLC and has been granted investment discretion over portfolio investments, including the 622,700 shares of our Class B common stock held by Amaranth LLC. Mr. Maounis is the managing member of Amaranth Advisors L.L.C. and may be deemed to have power to direct the vote and disposition of the 622,700 shares of our Class B common stock held by Amaranth LLC.

(3)	Includes 25 shares of common stock owned by Universal Telecommunications, Inc. Mr. Thompson is the Chief Executive Officer and majority shareholder of Universal Telecommunications, Inc. The shares of Universal Telecommunications, Inc. not held by Mr. Thompson are owned by members of his family. Does not include 1,236,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Universal Telecommunications, Inc. which are not exercisable and will not be exercisable within the next 60 days.

(4)	The beneficial owner’s address is c/o Mercator Partners Acquisition Corp., One Fountain Square, 11911 Freedom Drive, Suite 1080, Reston, Virginia 20190.

(5)	Includes 25 shares of common stock owned by the Hackman Family Trust. Mr. Hackman and his spouse are the trustees of the Hackman Family Trust, the beneficiaries of which are members of the Hackman family. Does not include 990,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by the Hackman Family Trust which are not exercisable and will not be exercisable within the next 60 days. Also does not include 667,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mercator Capital L.L.C. which are not exercisable and will not be exercisable within the next 60 days.

(6)	Does not include 990,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Samuelson which are not exercisable and will not be exercisable within the next 60 days. Also does not include 667,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mercator Capital L.L.C. which are not exercisable and will not be exercisable within the next 60 days.

(7)	Does not include 990,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Ballarini which are not exercisable and will not be exercisable within the next 60 days. Also does not include 667,500 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mercator Capital L.L.C. which are not exercisable and will not be exercisable within the next 60 days.

(8)	Does not include 50,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. O’Brien which are not exercisable and will not be exercisable within the next 60 days.

(9)	Does not include 50,000 shares of common stock issuable upon exercise of Class W and Class Z warrants held by Mr. Mandl which are not exercisable and will not be exercisable within the next 60 days.

(10)	Does not include 4,950,000 shares of common stock issuable upon exercise of Class W and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

Item 13.	Certain Relationships and Related Transactions.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (1)

4.1	Specimen Series A Unit Certificate (2)

4.2	Specimen Series B Unit Certificate (2)

4.3	Specimen Common Stock Certificate (1)

4.4	Specimen Class B Common Stock Certificate (1)

4.5	Specimen Class W Warrant Certificate (2)

4.6	Specimen Class Z Warrant Certificate (2)

4.7	Unit Purchase Option granted to HCFP/Brenner Securities LLC (3)

4.8	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (3)

10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (2)

10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Lior Samuelson (2)

10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and David Ballarini (2)

10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and H. Brian Thompson (2)

10.5	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to Form S-1 Registration statement and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, as originally filed on March 30, 2006, and incorporated herein by reference.

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

As discussed in Note 2 to the financial statements, the Company has restated the accompanying financial statements to reflect the warrants issued in connection with the Company’s initial public offering as a liability.

/S/    J.H. COHN LLP

Jericho, New York

April 7, 2006 (except for Note 2, as to

which the date is August 21, 2006)

Mercator Partners Acquisition Corp.

Balance Sheet

December 31, 2005 (As Restated)

ASSETS
Current Assets
Cash and cash equivalents	$1,383,204
Restricted investments held in Trust Fund	54,657,439
Prepaid expenses and other current assets	60,244

Total current assets	56,100,887

Total assets	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$148,033
Income taxes payable	56,000
Derivative liabilities	6,507,700

Total current liabilities	6,711,733

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	10,926,022

Commitments

Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847
Additional paid-in capital	37,087,542
Retained earnings	1,369,061
Accumulated other comprehensive income	5,567

Total stockholders’ equity	38,463,132

Total liabilities and stockholders’ equity	$56,100,887

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Statement of Operations

Period from inception (January 3, 2005) to December 31, 2005 (As Restated)

Revenue	$—
Operating Expenses:
Professional fees	82,417
Other operating costs	276,475

Loss from operations	(358,892)
Interest Income	1,258,203
Gain on derivative liabilities	776,750

Income before provision for income taxes	1,676,061
Provision for income taxes	307,000

Net Income	$1,369,061

Weighted average number of shares outstanding:
Basic and diluted	8,434,067

Net income per common share, basic and diluted	$0.16

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Statement of Stockholders’ Equity

Period from inception (January 3, 2005) to December 31, 2005 (As Restated)

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
					(As Restated)	(As Restated)		(As Restated)
Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	—	100
Reclassification to derivative liabilities for portion of proceeds from sale of units in public offering relating to warrants and for value of underwriter purchase option	—	—	—	—	(7,284,450)	—	—	(7,284,450)
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(245,565)	—	—	(245,565)
Net income	—	—	—	—	—	1,369,061	—	1,369,061
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	5,567	5,567

Comprehensive income								1,374,628

Balance, December 31, 2005	1,150,100	$115	8,465,058	$847	$37,087,542	$1,369,061	$5,567	$38,463,132

See Accompanying Notes to Financial Statements

Mercator Partners Acquisition Corp.

Statement of Cash Flows

Period from inception (January 3, 2005) to December 31, 2005 (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,369,061
Adjustment to reconcile net income to net cash used in operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(1,222,872)
Gain on derivative liabilities	(776,750)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60,244)
Accounts payable and accrued expenses	148,033
Income taxes payable	56,000

Net cash used in operating activities	(486,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(161,441,000)
Maturity of U.S. Government Securities held in Trust Fund	108,012,000

Net cash used in investing activities	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457
Net proceeds from sale of units through public offering	44,370,419
Proceeds from sale of underwriters’ purchase option	100

Net cash provided by financing activities	55,298,976

Net increase in cash and cash equivalents	1,383,204
CASH AND CASH EQUIVALENTS
Beginning of period	—

End of period	$1,383,204

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$251,000

Cash paid for interest	$—

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

As further discussed in Note 3, on April 11, 2005, the Company effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the sale of the Series B units of $53,429,000 are held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion of up to approximately 19.99% of the aggregate number of Class B shares sold into a pro-rata distribution from the Trust Fund, as further described below. If a Business Combination is not consummated in 12 months, or within 18 months from April 15, 2005 if a letter of intent, agreement in principal or definitive agreement has been executed within 12 months after the Offering and the Business Combination has not been consummated within such 12 month period (the “Target Business Acquisition Period”), all of the proceeds of the Trust Fund will be returned to Class B stockholders, subject to potential claims by creditors.

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As discussed previously, if the Company is unable to effect a Business Combination during the Target Business Acquisition Period, the Company’s Certificate of Incorporation provides that the Company’s officers will liquidate the Company as soon as practicable. If the Company were to expend all of the net proceeds of the Offering not held in the Trust Fund prior to liquidation, but recognizing that such net proceeds could become subject to the claims of creditors of the Company which could be prior to the claims of stockholders of the Company, it is possible that the Company’s liquidation value may be less than the amount in the Trust Fund, inclusive of any net interest income thereon. Moreover, all of the Company’s initial stockholders have agreed to waive their respective rights to participate in any such liquidation distribution on shares owned prior to the Offering.

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

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to exercise his or her Conversion Right if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.17 per share based on the value of the Trust Fund as of December 31, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 3 below) and Series B Units (defined in Note 3 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 7 below) and Class Z Warrants (defined in Note 7 below) that were received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights. Accordingly, the redemption value of $10,926,022 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) has been included as temporary capital on the accompanying balance sheet at December 31, 2005.

NOTE 2 - RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

In August 2006, the Company concluded that it was necessary to restate its financial results for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006 to reflect liabilities and additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock included in the Series A units and Series B units sold in the Offering and (2) the option to purchase Series A Units and Series B Units issued to the underwriters in connection with the Offering (Note 3). The Company had previously classified the value of the warrants to purchase common stock sold in the Offering and the option issued to the underwriters as permanent equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company had previously issued financial statements which did not present the derivative liability. The accompanying December 31, 2005 financial statements have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the derivative liability on the previously reported financial statements is as follows:

	As of and for the period from inception (January 3, 2005) to December 31, 2005
	As Previously Reported	As Restated
Total assets	$56,100,887	$56,100,887
Total liabilities	204,033	6,711,733
Common stock subject to conversion	10,926,022	10,926,022
Stockholders’ equity	44,970,832	38,463,132

Gain (loss) from derivative liabilities	—	776,750
Interest income	1,258,203	1,258,203
Income before provision for income taxes	899,311	1,676,061
Provision for income taxes	307,000	307,000
Net income	592,311	1,369,061
Weighted average shares:
Basic and Diluted	8,434,067	8,434,067
Earnings per share:
Basic and Diluted	$0.07	$0.16

NOTE 3 - PUBLIC OFFERING OF SECURITIES

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

Both the common stock and the Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders, subject to potential claims by creditors, and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares. Any remaining net assets would be distributed to the holders of the Company’s common stock and the Company would be dissolved and liquidated.

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

Upon closing of the public offering, the Company sold and issued an option, for $100, to HCFP (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit (Note 7).

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Derivative Instruments - SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. The Emerging Issues Task Force (“EITF”) 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (‘‘EITF 00-19’’), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company’s 8,165,000 Class W and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the UPO to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W Warrants and Class Z Warrants and the UPO provide for the Company to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the Company’s balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in the Company’s statement of operations as ‘‘Gain (loss) on derivative liabilities.’’ Such gains and losses are non-operating and do not result in cash flows from operating activities.

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W Warrants and Class Z Warrants sold in the Offering are publicly traded, and consequently, the fair value of these warrants are based on the market price of the applicable class of warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding impact on the Company’s statement of operations.

The UPO issued to the underwriters to purchase up to 25,000 Series A units and/or up to 230,000 Series B units is a derivative that is separately valued and accounted for on the Company’s balance sheet. While the underlying shares and warrants are indexed to the Company’s common stock, because the UPO contains certain registration rights with respect to the UPO and the securities issuable upon exercise of the UPO, the Company has classified these instruments as a liability in accordance with EITF 00-19. This derivative liability has been, and will continue to be, adjusted to fair value at each period end.

The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The Company uses volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when the Company consummates a Business Combination, the volatility rates will then be based on comparable companies to the acquired company. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 34.99% as of December 31, 2005. This volatility rate will continue to change in the future. The Company uses the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model. The Company’s Series A Unit and Series B Unit prices will also change in the future. To the extent that the Company’s Series A unit and Series B unit prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

NOTE 5 - COMMITMENTS

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

NOTE 6 - INCOME TAXES

Provision for income taxes consists of:

From inception (January 3, 2005) to December 31, 2005
Current—Federal	$307,000

The differences between the statutory rate and the Company’s effective income tax rate for the period from inception (January 3, 2005) to December 31, 2005 are as follows:

Federal tax benefit at the statutory rate	$570,000	34.0%
Non-taxable gain on derivative liabilities	(264,000)	-15.8%
Permanent differences	1,000	0.0%

Effective income tax rate	$307,000	18.3%

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 3). As of December 31, 2005, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

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

Warrants

In January 2005, the Company sold and issued to its initial securityholders Class W Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

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

The Class W Warrants and Class Z Warrants issued in the Offering are subject to registration provisions which require the Company to file a registration statement with respect to the shares of common stock underlying the warrants, and to use its best efforts to cause the registration statement to become effective and to maintain its effectiveness. The warrants also provide that the Company is not obligated to deliver any securities upon exercise of a warrant unless a registration statement covering those securities is effective.

The 2,475,000 Class W Warrants and 2,475,000 Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s officers and directors or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such individuals. These warrants are also subject to registration rights. If the Company is unable to register the underlying shares, however, it may satisfy its obligations to the initial securityholders by delivering unregistered shares of common stock.

As the proceeds from the exercise of the Class W and Class Z Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

Purchase Option

Upon the closing of the Offering, the Company sold and issued the UPO, for $100, to purchase up to 25,000 Series A units and/or up to 230,000 Series B units. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering. The Company estimated the fair value of this UPO at the date of issuance, $752,450, using a Black Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant and issuance using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 4.02% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) April 11, 2006 or (b) the completion of a Business Combination with a target business, and expires on April 11, 2010.

The UPO is classified as a derivative liability on the accompanying financial statements. Accordingly the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO at December 31, 2005 of $547,250 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $10.00 and quoted fair value of a Series B Unit of $10.90, (2) expected volatility of 34.99%, (3) risk-free interest rate of 4.35% and (4) contractual life of 4.29 years.

NOTE 8 - DERIVATIVE LIABILITIES

The Company’s derivative liabilities are the following at issuance on April 15, 2005 and at December 31, 2005:

	At Issuance	At December 31, 2005
Fair value of 8,165,000 Class W Warrants and 8,165,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$6,532,000	$5,960,450

Fair value of Underwriter Purchase Option	752,450	547,250

Total	$7,284,450	$6,507,700

During the period from inception (January 3, 2005) to December 31, 2005 the Company recognized $776,750 of gains on derivative liabilities as a result of a decline in the fair value of the warrants and the UPO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCATOR PARTNERS ACQUISITION CORP.

Date: August 21, 2006	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)