Form 10-Q/A
period 2006-03-31
Mercator Partners Acquisition Corp.
filed 2006-08-21
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 as initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Form 10-Q”).

In August 2006, we determined that it was necessary to restate our financial results for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006 to reflect liabilities and additional gains and losses related to the classification of and accounting for (1) the warrants to purchase common stock included in the Series A units and Series B units sold in our initial public offering and (2) the option to purchase Series A units and/or Series B units issued to the underwriters in connection with that offering. The financial statements included in this Amendment No. 1 have been restated to effect the reclassification of such warrants and purchase option as derivative liabilities rather than permanent equity, and the accompanying Notes to the financial statements have been revised to disclose certain information with respect thereto. Information with respect to the warrants, the purchase option and the restatement has also been added in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” of the Form 10-Q.

This Amendment No. 1 speaks as of the end of our fiscal quarter ended March 31, 2006 or as of the date of the filing of the original Form 10-Q, as applicable. Except for the revisions described above and certain other clarifying changes, it does not update any of the statements contained in the original Form 10-Q. This Amendment No. 1 contains forward-looking statements that were made at the time the original Form 10-Q was filed on May 15, 2006. It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-Q, including statements made in subsequent filings on Form 8-K or on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheets (As Restated)

	March 31, 2006 Unaudited (As Restated)	December 31, 2005 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,160,668	$1,383,204
Restricted investment held in Trust Fund	55,220,149	54,657,439
Prepaid expenses and other current assets	9,766	60,244
Deferred acquisition costs	23,319	—

Total current assets	56,413,902	56,100,887

Total assets	$56,413,902	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$179,429	$148,033
Income taxes payable	149,000	56,000
Accrued acquisition costs	23,319	—
Derivative liabilities	10,189,900	6,507,700

Total current liabilities	10,541,648	6,711,733

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	11,038,508	10,926,022

Commitments
Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847	847
Additional paid-in capital	36,975,056	37,087,542
Accumulated (deficit) earnings	(2,135,473)	1,369,061
Accumulated other comprehensive (loss) income	(6,799)	5,567

Total stockholders’ equity	34,833,746	38,463,132

Total liabilities and stockholders’ equity	$56,413,902	$56,100,887

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31, 2006 (As Restated)	Period from inception (January 3, 2005) to March 31, 2005
Revenue	$—	$—
Operating Expenses:
Professional fees	240,925	9,500
Other operating costs	76,594	469

Loss from operations	(317,519)	(9,969)
Interest income	588,185	304
Loss on derivative liabilities	(3,682,200)	—

Loss before provision for income taxes	(3,411,534)	(9,665)
Provision for income taxes	93,000	—

Net loss	$(3,504,534)	$(9,665)

Weighted average number of shares outstanding:
Basic and diluted	11,730,100	100

Net loss per common share, basic and diluted	$(0.30)	$(96.65)

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

For the three months ended March 31, 2006 (As Restated)

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital (As Restated)	Accumulated (Deficit) Earnings (As Restated)	Accumulated Other Comprehensive Income (Loss)	Total (As Restated)
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	1,150,100	$115	8,465,058	$847	$37,087,542	$1,369,061	$5,567	$38,463,132
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(112,486)	—	—	(112,486)
Net loss	—	—	—	—	—	(3,504,534)	—	(3,504,534)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(12,366)	(12,366)

Comprehensive loss								(3,516,900)

Balance, March 31, 2006 (Unaudited)	1,150,100	$115	8,465,058	$847	$36,975,056	$(2,135,473)	$(6,799)	$34,833,746

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2006 (As Restated)	Period from inception (January 3, 2005) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,504,534)	$(9,665)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(575,076)	—
Loss on derivative liabilities	3,682,200
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	50,478	—
Increase in accounts payable and accrued expenses	31,396	18,846
Increase in income taxes payable	93,000	—

Net cash (used in) provided by operating activities	(222,536)	9,181

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(54,722,000)	—
Maturity of U.S. Government Securities held in Trust Fund	54,722,000	—

Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	—	248,000
Deferred registration costs	—	(157,950)

Net cash provided by financing activities	—	90,050

Net (decrease) increase in cash and cash equivalents	(222,536)	99,231
CASH AND CASH EQUIVALENTS
Beginning of period	1,383,204	—

End of period	$1,160,668	$99,231

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition costs	$23,319	$—

Accrued registration costs	$—	$58,500

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

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the sale of the Series B units of $53,429,000 are held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion for cash of up to approximately 19.99% of the aggregate number of Class B shares sold into a pro-rata distribution from the Trust Fund, as further described below. If a Business Combination is not consummated in 12 months, or within 18 months from April 15, 2005 if a letter of intent, agreement in principal or definitive agreement has been executed within 12 months after the Offering and the Business Combination has not been consummated within such 12 month period (the “Target Business Acquisition Period”), all of the proceeds of the Trust Fund will be returned to Class B stockholders, subject to potential claims by creditors.

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

Recent Events

On March 31, 2006 the Company entered into a letter of intent to acquire Global Internetworking, Inc. (“GII”), a company incorporated in the Commonwealth of Virginia. Additionally on April 5, 2006 the Company entered into a letter of intent to acquire European Telecommunications & Technology (“ETT”), a business incorporated under the laws of England and Wales. The acquisitions of GII and ETT are referred to collectively as the “Transactions”. ETT and GII are both telecommunications companies which provide services that include the delivery of end-to-end networking links and management of the related circuits and vendor relationships.

NOTE 2 – RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company had previously issued financial statements which did not present the derivative liability. The accompanying March 31, 2006 financial statements have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the derivative liability on the previously reported financial statements is as follows:

	As of and for the three months ended March 31, 2006
	As Previously Reported	As Restated
Total assets	$56,413,902	$56,413,902
Total liabilities	351,748	10,541,648
Common stock subject to conversion	11,038,508	11,038,508
Stockholders’ equity	45,023,646	34,833,746
Loss from derivative liabilities	—	(3,682,200)
Interest income	588,185	588,185
Income (loss) before provision for income taxes	270,666	(3,411,534)
Provision for income taxes	93,000	93,000
Net income (loss)	177,666	(3,504,534)
Weighted average shares:
Basic and Diluted	11,730,100	11,730,100
Earnings per share:
Basic and Diluted	$0.02	$(0.30)

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

Upon closing of the public offering, the Company sold and issued an option, for $100, to HCFP/Brenner Securities, LLC (“HCFP”), the representative for the underwriters in the Offering (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit (Note 6).

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year.

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

Accounting for Derivative Instruments - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. The Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company’s 8,165,000 Class W and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the UPO to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W Warrants and Class Z Warrants and the UPO provide for the Company to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the Company’s balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in the Company’s statement of operations as “Gain (loss) on derivative liabilities.” Such gains and losses are non-operating and do not result in cash flows from operating activities.

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

The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The Company uses volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when the Company consummates a Business Combination, the volatility rates will then be based on comparable companies to the acquired company. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 41.51% as of March 31, 2006. This volatility rate will continue to change in the future. The Company uses the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model. The Company’s Series A Unit and Series B Unit prices will also change in the future. To the extent that the Company’s Series A unit and Series B unit prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

Basic loss per share is computed by dividing loss available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of fully diluted earnings per share. Therefore, basic and diluted loss per share were the same for the three months ended March 31, 2006 and for the period from inception (January 3, 2005) to March 31, 2005.

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

The UPO is classified as a derivative liability on the accompanying financial statements. Accordingly the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO at March 31, 2006 of $800,150 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $12.80 and quoted fair value of a Series B Unit of $11.55, (2) expected volatility of 41.51%, (3) risk-free interest rate of 4.82% and (4) contractual remaining life of 4.04 years. The fair value of the UPO at December 31, 2005 of $547,250 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $10.00 and quoted fair value of a Series B Unit of $10.90, (2) expected volatility of 34.99%, (3) risk-free interest rate of 4.35% and (4) contractual life of 4.29 years.

NOTE 7 - DERIVATIVE LIABILITIES

The Company’s derivative liabilities are the following at December 31, 2005 and March 31, 2006:

	At December 31, 2005	At March 31, 2006 (Unaudited)
Fair value of 8,165,000 Class W Warrants and 8,165,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$5,960,450	$9,389,750
Fair value of Underwriter Purchase Option	547,250	800,150

Total	$6,507,700	$10,189,900

During the three months ended March 31, 2006 the Company recognized losses of $3,682,200 on derivative liabilities as a result of an appreciation in the fair value of the warrants and the UPO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Restatement of Financial Statements

We have restated our financial statements for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006 to reflect additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the Series A and Series B units sold in our initial public offering and (2) the option to purchase Series A units and/or Series B units issued to the underwriters in connection with our initial public offering. We had previously classified the value of these securities as equity. After further review, we have determined that these instruments should be classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying March 31, 2006 financial statements have been restated to effect the changes described above. See Note 2 to our accompanying Condensed Financial Statements for an explanation of these restatements. The following table sets forth the effects of the restatement adjustments on the Company’s financial statements as of and for the three months ended March 31, 2006:

	As of and for the three months ended March 31, 2006
	As Previously Reported	As Restated
Total assets	$56,413,902	$56,413,902
Total liabilities	351,748	10,541,648
Common stock subject to conversion	11,038,508	11,038,508
Stockholders’ equity	45,023,646	34,833,746
Loss from derivative liabilities	—	(3,682,200)
Interest income	588,185	588,185
Income (loss) before provision for income taxes	270,666	(3,411,534)
Provision for income taxes	93,000	93,000
Net income (loss)	177,666	(3,504,534)
Weighted average shares:
Basic and Diluted	11,730,100	11,730,100
Earnings per share:
Basic and Diluted	$0.02	$(0.30)

Except as otherwise clearly stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to the restatements.

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

Recent Events

On March 31, 2006 we entered into a letter of intent to acquire Global Internetworking, Inc. (“GII”), a company incorporated in the Commonwealth of Virginia. Additionally on April 5, 2006 we entered into a letter of intent to acquire European Telecommunications & Technology (“ETT”), a business incorporated under the laws of England and Wales. The acquisitions of GII and ETT are referred to collectively as the “Transactions”. ETT and GII are telecommunications companies which provide services which include the delivery of end-to-end networking links and management of the related circuits and vendor relationships.

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

Results of Operations

Net loss for the three months ended March 31, 2006 of $3,504,534 consisted of interest income on the Trust Fund investment of $575,076 and interest on cash and cash equivalents of $13,109, offset by professional fees of $240,925 and other operating expenses of $76,594, (consisting of $22,500 for a monthly administrative services agreement with an affiliate, $27,500 for officer liability insurance, $18,888 for Delaware franchise tax and $7,706 for other expenses), $3,682,200 of losses on derivative liabilities and $93,000 for income taxes.

Net loss for the period from inception (January 3, 2005) to March 31, 2005 of $9,665 consisted of interest income on cash and cash equivalents of $304, offset by professional fees of $9,500 and other operating expenses of $469.

Derivatives

In accordance with accounting principles, we account for our Class W Warrants and Class Z Warrants issued in our initial public offering and the option issued to the underwriters in our initial public offering (“UPO”) as derivative liabilities. Accordingly, changes in the fair values of such instruments give rise to gains and losses on our statement of operations and impact the value of the derivative liability recorded on our balance sheet. Such gains and losses are non-operating and do not result in cash flows from operating activities.

Fair values for traded warrants are based on quoted market prices. The Class W Warrants and Class Z Warrants sold in the initial public offering are publicly traded and consequently the fair values of these warrants are based on the market price of the applicable class of warrant at each period end. To the extent that the market prices of our warrants and units increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The pricing model we use for determining fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. We use a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. We use volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when we consummate a business combination, the volatility rates will then be based on comparable companies to the acquired companies. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet and gain (loss) on our statement of operations. The volatility for the calculation of the UPO was 41.51% as of March 31, 2006. This volatility rate will continue to change in the future. We use the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model for the valuation of the UPO. The Company’s Series A unit and Series B unit prices will also change in the future. To the extent that the Company’s Series A and Series B unit prices increase or decrease, our UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates and will result in an effect on our balance sheet and gain (loss) on our statement of operations.

Liquidity and Capital Resources

We consummated our initial public offering on April 15, 2005. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $59,466,500. After deducting offering expenses of $4,415,624 including $517,100 representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds, and underwriting discounts of $3,567,990, net proceeds were $55,050,876. Of this amount, $53,429,000 was placed in a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to meet the expenditures required for our operations through October 15, 2006, assuming that the business combination contemplated by the letters of intent with GII and ETT is not consummated before then. If the Transactions are not approved by our Class B stockholders and accordingly the entire trust fund is required to be distributed to such Class B stockholders, we may not have sufficient funds available to satisfy all of our obligations.

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

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission. However, based on a comment received from the Securities and Exchange Commission to the Form S-4 filed by us in connection with our proposed acquisitions of Global Internetworking, Inc. and European Telecommunications & Technology, Ltd., and based on further review of the relevant accounting literature and in consultation with our independent registered accounting firm, J.H. Cohn LLP, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering and the purchase option issued to the underwriters in our initial public offering as liabilities which are derivative instruments and are required to be reported at fair value at each period end. We addressed this by determining to restate our Form 10-Q for the period ended March 31, 2006 to reflect this reclassification.

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

Date: August 21, 2006	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer (Principal Executive Officer)