Form 10-Q
period 2006-06-30
Mercator Partners Acquisition Corp.
filed 2006-08-21
CIK 1315255

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, par value $0.0001 per share	1,150,100
Class B Common Stock, par value $0.0001 per share	10,580,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheets

	June 30, 2006 Unaudited	December 31, 2005 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$877,172	$1,383,204
Restricted investment held in Trust Fund	55,871,783	54,657,439
Prepaid expenses and other current assets	36,668	60,244
Deferred acquisition costs	632,520	—

Total current assets	57,418,143	56,100,887

Total assets	$57,418,143	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$181,108	$148,033
Income taxes payable	335,000	56,000
Accrued acquisition costs	468,138	—
Derivative liabilities	5,948,850	6,507,700

Total current liabilities	6,933,096	6,711,733

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	11,168,769	10,926,022

Commitments
Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847	847
Additional paid-in capital	36,844,795	37,087,542
Retained earnings	2,466,771	1,369,061
Accumulated other comprehensive (loss) income	3,750	5,567

Total stockholders’ equity	39,316,278	38,463,132

Total liabilities and stockholders’ equity	$57,418,143	$56,100,887

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005 (As Restated)	For the six months ended June 30, 2006	Period from inception (January 3, 2005) to June 30, 2005 (As Restated)
Revenue	$—	$—	$—	$—
Operating Expenses:
Professional fees	23,382	28,500	264,307	38,000
Other operating costs	80,774	81,267	157,368	81,736

Loss from operations	(104,156)	(109,767)	(421,675)	(119,736)
Interest income	651,350	315,272	1,239,535	315,576
Gains on derivative liabilities	4,241,050	229,200	558,850	229,200

Income before provision for income taxes	4,788,244	434,705	1,376,710	425,040
Provision for income taxes	186,000	67,000	279,000	67,000

Net income	$4,602,244	$367,705	$1,097,710	$358,040

Weighted average number of shares outstanding:
Basic and diluted	11,730,100	9,925,485	11,730,100	5,045,966

Net income per common share, basic and diluted	$0.39	$0.04	$0.09	$0.07

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

For the six months ended June 30, 2006

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005 (As Restated)	1,150,100	$115	8,465,058	$847	$37,087,542	$1,369,061	$5,567	$38,463,132
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(242,747)	—	—	(242,747)
Net income	—	—	—	—	—	1,097,710	—	1,097,710
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(1,817)	(1,817)

Comprehensive income								1,100,893

Balance, June 30, 2006 (Unaudited)	1,150,100	$115	8,465,058	$847	$36,844,795	$2,466,771	$3,750	$39,316,278

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2006	Period from inception (January 3, 2005) to June 30, 2005 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,097,710	$358,040
Adjustment to reconcile net income to net cash used in operating activities:
Gains on derivative liabilities	(558,850)	(229,200)
Amortization of discount on U.S. Government Securities held in Trust Fund	(1,216,161)	(306,995)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	23,576	(94,583)
Increase in accounts payable and accrued expenses	33,075	103,036
Increase in income taxes payable	279,000	67,000

Net cash used in operating activities	(341,650)	(102,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(110,030,180)	(53,429,000)
Maturity of U.S. Government Securities held in Trust Fund	110,030,180	—
Payments for deferred acquisition costs	(164,382)	—

Net cash used in investing activities	(164,382)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	—	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457
Net proceeds from sale of units through public offering	—	44,370,419

Net cash provided by financing activities	—	55,298,876

Net (decrease) increase in cash and cash equivalents	(506,032)	1,767,174
CASH AND CASH EQUIVALENTS
Beginning of period	1,383,204	—

End of period	$877,172	$1,767,174

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing activities:
Accrued acquisition costs	$468,138	$—

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

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the sale of the Series B units of $53,429,000 are held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion cash of up to approximately 19.99% of the aggregate number of Class B shares sold into a pro-rata distribution from the Trust Fund, as further described below. If a Business Combination is not consummated by October 15, 2006 (the “Target Business Acquisition Period”), all of the proceeds of the Trust Fund will be returned to Class B stockholders, subject to potential claims by creditors.

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

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to exercise his or her Conversion Right if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.28 per share based on the value of the Trust Fund as of June 30, 2006. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 3 below) and Series B Units (defined in Note 3 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 6 below) and Class Z Warrants (defined in Note 6 below) that were received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights. Accordingly, the redemption value of $11,168,769 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) has been included as temporary capital on the accompanying balance sheet at June 30, 2006.

Recent Events

On May 23, 2006, the Company entered into a stock purchase agreement with Global Internetworking, Inc. (“GII”) and its three shareholders to acquire all of the outstanding shares of common stock of GII. The agreement with GII specifies that the total purchase price for the GII shares will be cash of $14,000,000, $4,000,000 in 6% subordinated promissory notes issued by the Company due on December 29, 2008, 1,300,000 shares of common stock and 1,450,000 of each of Class W Warrants and Class Z Warrants. Of these warrants, 966,666 warrants of each class will be escrowed subject to release upon certain conditions. Additionally, on May 24, 2006, the Company reached agreement with U.K. based European Telecommunications & Technology, Ltd. (“ETT”) for the Company to purchase all of the outstanding ETT shares for a total purchase price of $37,000,000. The GII and ETT acquisitions are referred to as collectively as the “Transactions”.

After giving effect to the Transactions, the Company’s current stockholders will own approximately 90% of the Company’s outstanding common stock. The proposed Transactions are subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transactions by the Company’s Class B stockholders. The Company filed a Joint Proxy Statement/Form S-4 Registration Statement on June 21, 2006. There can be no assurance that the Transactions will be consummated.

Liquidity

Management believes the Company has sufficient available funds outside of the Trust Fund to meet the expenditures required for the Company’s operating activities through October 15, 2006, assuming that the Transactions are not consummated before then. If the Transactions are not approved by our Class B stockholders by October 15, 2006 and accordingly the entire Trust Fund is required to be distributed to such Class B stockholders, the Company may not have sufficient funds available to satisfy all of its obligations.

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

The Company had previously issued financial statements which did not present the derivative liability. The accompanying financial statements for the three and six months ended June 30, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the derivative liability on the previously reported June 30, 2005 financial statements are as follows:

	For the three months ended June 30, 2005
	As Previously Reported	As Restated
Gain from derivative liabilities	—	229,200
Interest income	315,272	315,272
Income before provision for income taxes	205,505	434,705
Provision for income taxes	67,000	67,000
Net income	138,505	367,705
Weighted average shares:
Basic and Diluted	9,925,485	9,925,485
Earnings per share:
Basic and Diluted	$0.01	$0.04

	For the period from inception (January 3, 2005 to June 30, 2005)
	As Previously Reported	As Restated
Gain from derivative liabilities	—	229,200
Interest income	315,576	315,576
Income before provision for income taxes	195,840	425,040
Provision for income taxes	67,000	67,000
Net income	128,840	358,040
Weighted average shares:
Basic and Diluted	5,045,966	5,045,966
Earnings per share:
Basic and Diluted	$0.03	$0.07

NOTE 3 - PUBLIC OFFERING OF SECURITIES

In its initial Offering, effective April 11, 2005 (closed on April 15, 2005), the Company sold to the public 575,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,290,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an over allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $55,050,876 which was net of $4,415,624 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, five Class W Warrants, and five Class Z Warrants. Each Series B Unit consists of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year.

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

The Company’s investment held in Trust Fund at June 30, 2006 consists of United States of America Government treasury securities, with a maturity date of July 20, 2006, and are stated at amortized cost. The fair market value of the restricted investments was $55,871,783 as of June 30, 2006, including $3,750 of unrealized gains, which are reported as a component of other comprehensive income as of June 30, 2006. The Company recognized interest income of $641,086 and $1,216,161 from amortization of the discount on the investment during the three and six months ended June 30, 2006, respectively, which is included in interest income on the accompanying statement of operations.

Deferred Acquisition Costs – Deferred acquisition costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed Transactions discussed in Note 1. Deferred acquisition costs related to the proposed Transactions will be charged to expense if the Transactions are not consummated or included in the allocation of purchase price should the Transactions be consummated. At June 30, 2006, the Company had incurred acquisition costs of $632,520 relating to the proposed Transactions on the accompanying balance sheet.

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

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W Warrants and Class Z Warrants sold in the Offering are publicly traded, and consequently, the fair value of these warrants is based on the market price of the applicable class of warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding impact on the Company’s statement of operations.

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

The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The Company uses volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when the Company consummates a Business Combination, the volatility rates will then be based on comparable companies to the acquired company. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 46.63% as of June 30, 2006. This volatility rate will continue to change in the future. The Company uses the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model. The Company’s Series A Unit and Series B Unit prices will also change in the future. To the extent that the Company’s Series A unit and Series B unit prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

Basic income per share is computed by dividing income available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of fully diluted net income per share. Therefore, basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2006 and for the three months ended June 30, 2005 and the period from inception (January 3, 2005) to June 30, 2005.

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at June 30, 2006.

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

NOTE 5 - COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. During the three and six months ended June 30, 2006 $22,500 and $45,000, respectively, of expense for such services was recorded in the accompanying condensed statements of operations.

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company has agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP. No solicitation services were provided by HCFP during the three and six months ended June 30, 2006, the three months ended June 30, 2005 or for the period from inception (January 3, 2005) to June 30, 2005.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 3). As of June 30, 2006, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.

As of June 30, 2006, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants sold in the offering, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants.

The Company will issue a substantial number of additional shares of common stock and warrants in connection with the Transactions. If the Transactions are consummated, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

Warrants

In January 2005, the Company sold and issued to its initial stockholders Class W Redeemable Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Redeemable Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

In connection with the Offering, the Company sold and issued Class W warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of June 30, 2006, there were 10,640,000 Class W Warrants outstanding.

In connection with the Offering, the Company sold and issued Class Z warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of June 30, 2006, there were 10,640,000 Class Z Warrants outstanding.

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

The UPO is classified as a derivative liability on the accompanying financial statements. Accordingly the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO of $723,250 at June 30, 2006 of was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $8.75 and quoted fair value of a Series B Unit of $10.77, (2) expected volatility of 46.63%, (3) risk-free interest rate of 5.13% and (4) contractual remaining life of 3.79 years. The fair value of the UPO at December 31, 2005 of $547,250 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $10.00 and quoted fair value of a Series B Unit of $10.90, (2) expected volatility of 34.99%, (3) risk-free interest rate of 4.35% and (4) contractual life of 4.29 years.

NOTE 7 - DERIVATIVE LIABILITIES

The Company’s derivative liabilities are the following at December 31, 2005 and June 30, 2006:

	At December 31, 2005	At June 30, 2006 (Unaudited)
Fair value of 8,165,000 Class W Warrants and 8,165,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$5,960,450	$5,225,600
Fair value of Underwriter Purchase Option	547,250	723,250

Total	$6,507,700	$5,948,850

During the three months ended June 30, 2006 and 2005 the Company recognized gains of $4,241,050 and $229,200, respectively on derivative liabilities as a result of declines in the fair values of the warrants and the UPO. During the six months ended June 30, 2006 and the period from inception (January 3, 2005) to June 30, 2005 the Company recognized gains of $558,850 and $229,200, respectively on derivative liabilities as a result of declines in the fair values of the warrants and the UPO.

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

The accompanying June 30, 2005 statements of operations for the three months ended June 30, 2005 and the period from inception (January 3, 2005) to June 30, 2005 have been restated to effect the changes described above. See Note 2 to our accompanying Condensed Financial Statements for an explanation of these restatements. The following table sets forth the effects of the restatement adjustments on the Company’s statements of operations:

	For the three months ended June 30, 2005
	As Previously Reported	As Restated
Gain from derivative liabilities	—	229,200
Interest income	315,272	315,272
Income before provision for income taxes	205,505	434,705
Provision for income taxes	67,000	67,000
Net income	138,505	367,705
Weighted average shares:
Basic and Diluted	9,925,485	9,925,485
Earnings per share:
Basic and Diluted	$0.01	$0.04

	For the period from inception (January 3, 2005 to June 30, 2005)
	As Previously Reported	As Restated
Gain from derivative liabilities	—	229,200
Interest income	315,576	315,576
Income before provision for income taxes	195,840	425,040
Provision for income taxes	67,000	67,000
Net income	128,840	358,040
Weighted average shares:
Basic and Diluted	5,045,966	5,045,966
Earnings per share:
Basic and Diluted	$0.03	$0.07

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

Recent Events

On May 23, 2006, we entered into a stock purchase agreement with Global Internetworking, Inc. (“GII”) and its three shareholders to acquire all of the outstanding shares of common stock of GII. The agreement with GII specifies that the total purchase price for the shares will be cash of $14,000,000, $4,000,000 in 6% subordinated promissory notes issued by Mercator due on December 29, 2008, 1,300,000 shares of common stock and 1,450,000 of each of Class W Warrants and Class Z Warrants. Of these warrants, 966,666 warrants of each class will be escrowed subject to release upon certain conditions. Additionally, on May 24, 2006, we reached agreement with U.K. based European Telecommunications & Technology, Ltd. (“ETT”) for ETT to recommend to its shareholders to sell all of their outstanding ETT shares to Mercator for a total purchase price of $37,000,000. The GII and ETT acquisitions are referred to collectively as the “Transactions”.

After giving effect to the Transactions, Mercator’s current stockholders will own approximately 90% of our outstanding common stock. The proposed Transactions are subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transactions by the Mercator’s Class B stockholders. We filed a Joint Proxy Statement/Form S-4 Registration Statement on June 21, 2006. There can be no assurance that the Transactions will be consummated.

Results of Operations

Three months ended June 30, 2006 and 2005

Net income for the three months ended June 30, 2006 of $4,602,244 consisted of interest income on the Trust Fund investment of $641,086, interest on cash and cash equivalents of $10,264 and gains on derivative liabilities of $4,241,050, offset by professional fees of $23,382 and other operating expenses of $80,774, consisting of $22,500 for a monthly administrative services agreement with an affiliate, $27,500 for officer liability insurance, $13,137 for Delaware franchise tax and $17,637 for other expenses, and $186,000 for income taxes.

Net income for the three months ended June 30, 2005 of $367,705 consisted of interest income on the Trust Fund investment of $306,995, interest on cash and cash equivalents of $8,277 and gains on derivative liabilities of $229,200, offset by professional fees $28,500 and other operating expenses of $81,267, consisting of $22,500 for a monthly administrative services agreement, $22,917 for officer liability insurance, $15,693 for Delaware franchise taxes and $20,157 for other expenses, and $67,000 for income taxes.

Six months ended June 30, 2006 and the period from January 3, 2005 (inception) to June 30, 2005

Net income for the six months ended June 30, 2006 of $1,097,710 consisted of interest income on the Trust Fund investment of $1,216,161, interest on cash and cash equivalents of $23,374 and gains on derivate liabilities of $558,850, offset by professional fees of $264,307 and other operating expenses of $157,368, consisting of $45,000 for a monthly administrative services agreement with an affiliate, $55,000 for officer liability insurance, $32,025 for Delaware franchise tax and $25,343 for other expenses, and $279,000 for income taxes.

Net income for the period from January 3, 2005 (inception) to June 30, 2005 of $358,040 consisted of interest income on the Trust Fund investment of $306,995, interest on cash and cash equivalents of $8,581 and gains on derivative liabilities of $229,200, offset by professional fees of $38,000 and other operating expenses of $81,736, consisting of $22,500 for a monthly administrative services agreement, for, $22,917 for officer liability insurance, $15,693 for Delaware franchise tax and $20,626 for other expenses, and $67,000 for income taxes.

Derivatives

In accordance with accounting principles, we account for our Class W Warrants and Class Z Warrants issued in our initial public offering and the option issued to the underwriters in our initial public offering (“UPO”) as derivative liabilities. Accordingly, changes in the fair values of such instruments give rise to gains and losses on our statement of operations and impact the value of the derivative liability presented on our balance sheet. Such gains and losses are non-operating and do not have an impact on our cash flows from operations.

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

Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The pricing model we use for determining fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. We use a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. We use volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when we consummate a business combination, the volatility rates will then be based on comparable companies to the acquired companies. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet and gain (loss) on our statement of operations. The volatility for the calculation of the UPO was 46.63% as of June 30, 2006. This volatility rate will continue to change in the future. We use the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model for the valuation of the UPO. The Company’s Series A unit and Series B unit prices will also change in the future. To the extent that the Company’s Series A and Series B unit prices increase or decrease, our UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates and will result in an effect on our balance sheet and gain (loss) on our statement of operations.

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

We believe we have sufficient available funds outside of the trust fund to meet the expenditures required for our operating activities through October 15, 2006, assuming that the business combination contemplated by the letters of intent with GII and ETT are not consummated before then. If the Transactions are not approved by our Class B stockholders by October 15, 2006 and accordingly the entire trust fund is required to be distributed to such Class B stockholders, we may not have sufficient funds available to satisfy all of our obligations.

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

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement dated May 23, 2006, among Mercator Partners Acquisition Corp., Global Internetworking, Inc. and the shareholders of Global Internetworking, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

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