Form 10-Q/A
period 2005-09-30
Mercator Partners Acquisition Corp.
filed 2006-09-13
CIK 1315255

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

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 as initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Form 10-Q”).

In August 2006, we determined that it was necessary to restate our financial results for the period from inception (January 3, 2005) to December 31, 2005, for the interim period ended September 30, 2005 and for the interim period ended March 31, 2006 to reflect liabilities and additional gains and losses related to the classification of and accounting for (1) the warrants to purchase common stock included in the Series A units and Series B units sold in our initial public offering and (2) the option to purchase Series A units and/or Series B units issued to the underwriters in connection with that offering. The financial statements included in this Amendment No. 1 have been restated to effect the reclassification of such warrants and the purchase option as derivative liabilities rather than permanent equity, and the accompanying notes to the condensed financial statements have been revised to disclose certain information with respect thereto. Information with respect to the warrants, the purchase option and the restatement has also been added in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” of the Form 10-Q.

This Amendment No. 1 speaks as of the end of our fiscal quarter ended September 30, 2005 or as of the date of the filing of the original Form 10-Q, as applicable. Except for the revisions described above and certain other clarifying changes, it does not update any of the financial statements contained in the original Form 10-Q. This Amendment No. 1 contains forward-looking statements that were made at the time the original Form 10-Q was filed on November 14, 2005. It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-Q, including financial statements made in subsequent filings on Form 8-K, on Form 10-K or on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheet

September 30, 2005 (As Restated)

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,632,115
U.S. Government Securities held in Trust Fund	54,165,681
Prepaid expenses and other current assets	91,045

Total current assets	55,888,841

Total assets	$55,888,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$44,759
Income taxes payable	184,000
Derivative liabilities	7,872,100

Total current liabilities	8,100,859

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	10,827,720

Commitments

Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847
Additional paid-in capital	37,185,844
Accumulated deficit	(232,064)
Accumulated other comprehensive income	5,520

Total stockholders’ equity	36,960,262

Total liabilities and stockholders’ equity	$55,888,841

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations (As Restated)

(Unaudited)

	For the three months ended September 30, 2005 (As Restated)	From inception (January 3, 2005) to September 30, 2005 (As Restated)
Revenue	$—	$—
Operating Expenses:
Formation and operating costs	93,403	213,139

Loss from operations	(93,403)	(213,139)
Interest Income	437,149	752,725
Loss on derivative liabilities	(816,850)	(587,650)

Loss before provision for income taxes	(473,104)	(48,064)
Provision for income taxes	117,000	184,000

Net loss	$(590,104)	$(232,064)

Weighted average number of shares outstanding:
Basic and diluted	11,730,100	7,315,118

Net loss per common share, basic and diluted	$(0.05)	$(0.03)

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

From inception (January 3, 2005) to September 30, 2005 (As Restated)

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	—	100
Recording of derivative liability for portion of proceeds from sale of units in public offering relating to warrants and for value of underwriter purchase option					(7,284,450)			(7,284,450)
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(147,263)	—	—	(147,263)

Net loss for the period	—	—	—	—	—	(232,064)	—	(232,064)
Change in unrealized loss on available-for- sale securities	—	—	—	—	—	—	5,520	5,520

Comprehensive loss								(226,544)

Balance, September 30, 2005 (unaudited)	1,150,100	$115	8,465,058	$847	$37,185,844	$(232,064)	$5,520	$36,960,262

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Cash Flows

From inception (January 3, 2005) to September 30, 2005 (As Restated)

(Unaudited)

From inception (January 3, 2005) to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(731,161)
Loss on derivative liabilities	587,650
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(91,045)
Increase in accounts payable and accrued expenses	44,759
Increase in income taxes payable	184,000

Net cash used in operating activities	(237,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(107,221,000)
Maturity of U.S. Government Securities held in Trust Fund	53,792,000

Net cash used in investing activities	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants to initial stockholders	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457
Net proceeds from sale of units through public offering	44,370,419
Proceeds from sale of underwriters’ purchase option	100

Net cash provided by financing activities	55,298,976

Net increase in cash and cash equivalents	1,632,115
CASH AND CASH EQUIVALENTS
Beginning of period	—

End of period	$1,632,115

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

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the sale of the Series B units of $53,429,000 are held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the redemption rights afforded to the Class B stockholders may result in the conversion for cash of up to approximately 19.99% of the aggregate number of Class B shares sold into a pro-rata distribution from the Trust Fund, as further described below. If a Business Combination is not consummated in 12 months, or within 18 months from April 15, 2005 if a letter of intent, agreement in principal or definitive agreement has been executed within 12 months after the Offering and the Business Combination has not been consummated within such 12 month period (the “Target Business Acquisition Period”), all of the proceeds of the Trust Fund will be returned to Class B stockholders, subject to potential claim by creditors.

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

NOTE 2 — RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

In August 2006, the Company concluded that it was necessary to restate its financial results for the period from inception (January 3, 2005) to December 31, 2005, for the interim period ended September 30, 2005 and for the interim period ended March 31, 2006 to reflect liabilities and additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock included in the Series A units and Series B units sold in the Offering and (2) the option to purchase Series A Units and Series B Units issued to the underwriters in connection with the Offering (see Note 3). The Company had previously classified the value of the warrants to purchase common stock sold in the Offering and the option issued to the underwriters as permanent equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statements of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company had previously issued financial statements which did not present the derivative liability. The accompanying September 30, 2005 financial statements have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the derivative liability on the previously reported financial statements is as follows:

	For the period from inception (January 3, 2005) to September 30, 2005
	As Previously Reported	As Restated
Total assets	$55,888,841	$55,888,841
Total liabilities	228,759	8,100,859
Common stock subject to conversion	10,827,720	10,827,720
Stockholders’ equity	44,832,362	36,960,262
Loss on derivative liabilities	—	(587,650)
Interest Income	752,725	752,725
Income (loss) before provision for income taxes	539,586	(48,064)
Provision for income taxes	184,000	184,000
Net income (loss)	355,586	(232,064)
Weighted average shares:
Basic and Diluted	7,315,118	7,315,118
Earnings (loss) per share:
Basic and Diluted	$0.05	$(0.03)

	For the three months ended September 30, 2005
	As Previously Reported	As Restated
Total assets	$55,888,841	$55,888,841
Total liabilities	228,759	8,100,859
Common stock subject to conversion	10,827,720	10,827,720
Stockholders’ equity	44,832,362	36,960,262
Loss on derivative liabilities	—	(816,850)
Interest Income	437,149	437,149
Income (loss) before provision for income taxes	343,746	(473,104)
Provision for income taxes	117,000	117,000
Net income (loss)	226,746	(590,104)
Weighted average shares:
Basic and Diluted	11,730,100	11,730,100
Earnings per share:
Basic and Diluted	$0.02	$(0.05)

NOTE 3 — PUBLIC OFFERING OF SECURITIES

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

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) April 11, 2006 or (b) the completion of a Business Combination. The Class W Warrants will expire on April 11, 2010 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) April 11, 2006 or (b) the completion of a Business Combination. The Class Z Warrants will expire on April 11, 2012 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/ Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

Upon closing of the public offering, the Company issued an option, for $100, to HCFP (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit (see Note 6).

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year.

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

Accounting for Derivative Instruments - SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statements of financial position are not treated as derivative instruments. The Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instruments, as an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company’s 8,165,000 Class W and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the UPO to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W Warrants and Class Z Warrants and the UPO provide for the Company to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the Company’s balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in the Company’s statement of operations as “Gain (loss) on derivative liabilities.” Such gains and losses are non-operating and do not result in cash flows from operating activities.

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W Warrants and Class Z Warrants sold in the Offering are publicly traded and, consequently, the fair value of these warrants are based on the market price of the applicable class of warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding impact on the Company’s statement of operations.

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

The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The Company uses volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when the Company consummates a Business Combination, the volatility rates will then be based on comparable companies to the acquired company. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 42.68% as of September 30, 2005. This volatility rate will continue to change in the future. The Company uses the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model. The Company’s Series A Unit and Series B Unit prices will also change in the future. To the extent that the Company’s Series A Units and Series B Unit prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

Basic loss per share excludes dilution and is computed by dividing loss available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive due to the exercise prices of such securities, they have been excluded from the Company’s computation of diluted earnings per share. Therefore, basic and diluted loss per share were the same for the three months ended September 30, 2005 and for the period from inception (January 3, 2005) to September 30, 2005.

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

Warrants

In January 2005, the Company issued to its initial stockholders Class W Redeemable Warrants (a “Class W Warrant”), to purchase 2,475,000 shares of the Company’s common stock, and Class Z Redeemable Warrants (a “Class Z Warrant”) to purchase 2,475,000 shares of the Company’s common stock, for an aggregate purchase price of $247,500, or $0.05 per warrant.

In connection with the Offering, the Company sold and issued Class W Warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of September 30, 2005, there were 10,640,000 Class W Warrants outstanding.

In connection with the Offering, the Company sold and issued Class Z Warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2012. As of September 30, 2005, there were 10,640,000 Class Z Warrants outstanding.

The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, in whole and not in part, at a price of $0.50 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

The Class W Warrants and Class Z Warrants issued in the Offering are subject to registration provisions which require the Company to file a registration statement with respect to the shares of common stock underlying the warrants, and to use its best efforts to cause the registration statements to become effective and to maintain its effectiveness.

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

The UPO is classified as a derivative liability on the accompanying financial statements. Accordingly the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO at September 30, 2005 of $686,900 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $9.00 and quoted fair value of a Series B Unit of $10.49, (2) expected volatility of 42.68%, (3) risk-free interest rate of 4.18% and (4) contractual remaining life of 4.54 years.

NOTE 7 - DERIVATIVE LIABILITIES

The Company’s derivative liabilities are the following at September 30, 2005:

	At Issuance	At September 30, 2005 (Unaudited)
Fair value of 8,165,000 Class W Warrants and 8,165,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$6,532,000	$7,185,200
Fair value of Underwriter Purchase Option	752,450	686,900

Total	$7,284,450	$7,872,100

During the three months ended September 30, 2005, the Company recognized losses of $816,850 on derivative liabilities as a result of an appreciation in the fair value of the warrants and the UPO. During the period from inception (January 3, 2005) to September 30, 2005 the Company recognized losses of $587,650 on derivative liabilities as a result of appreciation in the fair value of warrants and the UPO.

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

Restatement of Financial Statements

We have restated our financial statements for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended September 30, 2005 to reflect additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the Series A and Series B Units sold in our initial public offering and (2) the option to purchase Series A Units and/or Series B Units issued to the underwriters in connection with our initial public offering. We had previously classified the value of these securities as equity. After further review, we have determined that these instruments should be classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair value of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gains or loss will be recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the option or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying September 30, 2005 financial statements have been restated to effect the changes described above. See Note 2 to our accompanying Condensed Financial Statements for an explanation of these restatements. The following table sets forth the effects of the restatement adjustments on Company’s financial statements as of and for the period from inception (January 3, 2005) through September 30, 2005.

	For the period from inception (January 3, 2005) to September 30, 2005
	As Previously Reported	As Restated
Total assets	$55,888,841	$55,888,841
Total liabilities	228,759	8,100,859
Common stock subject to conversion	10,827,720	10,827,720
Stockholders’ equity	44,832,362	36,960,262
Loss on derivative liabilities	—	(587,650)
Interest Income	752,725	752,725
Income (loss) before provision for income taxes	539,586	(48,064)
Provision for income taxes	184,000	184,000
Net income (loss)	355,586	(232,064)
Weighted average shares:
Basic and Diluted	7,315,118	7,315,118
Earnings (loss) per share:
Basic and Diluted	$0.05	$(0.03)

	For the three months ended September 30, 2005
	As Previously Reported	As Restated
Total assets	$55,888,841	$55,888,841
Total liabilities	228,759	8,100,859
Common stock subject to conversion	10,827,720	10,827,720
Stockholders’ equity	44,832,362	36,960,262
Loss on derivative liabilities	—	(816,850)
Interest Income	437,149	437,149

Income (loss) before provision for income taxes	343,746	(473,104)
Provision for income taxes	117,000	117,000
Net income (loss)	226,746	(590,104)
Weighted average shares:
Basic and Diluted	11,730,100	11,730,100
Earnings per share:
Basic and Diluted	$0.02	$(0.05)

Except as otherwise clearly stated, all financial information contained in this Quarterly Report on Form 10-Q/A gives effect to the restatements.

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

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 3 of the financial statements included in Part I, Item 1 of this Form 10-Q/A and Part II, Item 2 of this Form 10-Q/A.

Net loss for the three months ended September 30, 2005 of $590,104 consisted of interest income on the Trust Fund investment of $424,168 and interest on cash and cash equivalents of $12,981, offset by formation and operating expenses of $93,403 (consisting of $22,500 for a monthly administrative services agreement, $28,051 for professional fees, $22,917 for officer liability insurance, $4,825 for travel and $15,110 for other expenses), $816,850 of losses on derivative liabilities and $117,000 for income taxes.

Net loss for the period from January 3, 2005 (inception) to September 30, 2005 of $232,064 consisted of interest income on the Trust Fund investment of $731,161 and interest on cash and cash equivalents of $21,564, offset by formation and operating expenses of $213,139 (consisting of $45,000 for a monthly administrative services agreement, $66,051 for professional fees, $45,833 for officer liability insurance, $7,203 for travel and $49,052 for other expenses), $587,650 of losses on derivative liabilities and $184,000 for income taxes.

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

Our management carried out an evaluation, with the participation of H. Brain Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedure were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and form of the Securities and Exchange Commission. However, based on a comment received from the Securities and Exchange Commission to the Form S-4 filed by us in connection with our proposed acquisitions of Global Internetworking, Inc. and European Telecommunications & Technology, Ltd., and based on further review of the relevant accounting literature and in consultation with our independent registered public accounting firm, J.H. Cohn LLP, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering and the purchase option issued to the underwriters in our initial public offering as liabilities which are derivative instruments and are required to be reported at fair value at each period end. We addressed this by determining to restate our Form 10-Q for the period ended September 30, 2005 to reflect this reclassification.

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

Date: September 13, 2006	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. BRIAN THOMPSON
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ DAVID BALLARINI
David Ballarini
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)