Form 10-Q/A
period 2005-06-30
Mercator Partners Acquisition Corp.
filed 2006-09-28
CIK 1315255

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 as initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 (the “Form 10-Q”).

In August 2006, we determined that it was necessary to restate our financial results for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006. In September 2006 we further determined it was necessary to restate our financial results for the interim period ended June 30, 2005. The purpose of the restatements is to reflect liabilities and additional gains and losses related to the classification of and accounting for (1) the warrants to purchase common stock included in the Series A units and Series B units sold in our initial public offering and (2) the option to purchase Series A units and/or Series B units issued to the underwriters in connection with that offering. The condensed financial statements included in this Amendment No. 1 have been restated to effect the reclassification of such warrants and the purchase option as derivative liabilities rather than permanent equity, and the accompanying notes to the condensed financial statements have been revised to disclose certain information with respect thereto. Information with respect to the warrants, the purchase option and the restatement has also been added in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” of the Form 10-Q.

This Amendment No. 1 speaks as of the end of our fiscal quarter ended June 30, 2005 or as of the date of the filing of the original Form 10-Q, as applicable. Except for the revisions described above and certain other clarifying changes, it does not update any of the condensed financial statements contained in the original Form 10-Q. This Amendment No. 1 contains forward-looking statements that were made at the time the original Form 10-Q was filed on August 12, 2005. It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-Q, including financial statements made in subsequent filings on Form 8-K, on Form 10-K or on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mercator Partners Acquisition Corp.

Condensed Balance Sheet

June 30, 2005 (As Restated)

(Unaudited)

ASSETS
Current Assets

Cash and cash equivalents	$1,767,174
U.S. Government Securities held in Trust Fund	53,733,905
Prepaid expenses and other current assets	94,583

Total current assets	55,595,662

Total assets	$55,595,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$66,342
Accrued expenses	36,694
Income taxes payable	67,000
Derivative liabilities	7,055,250

Total current liabilities	7,225,286

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	10,741,407

Commitments

Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—

Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115

Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847

Additional paid-in capital	37,272,057
Retained earnings	358,040
Accumulated other comprehensive loss	(2,090)

Total stockholders’ equity	37,628,969

Total liabilities and stockholders’ equity	$55,595,662

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statements of Operations (As Restated)

(Unaudited)

	For the three months ended June 30, 2005	From inception (January 3, 2005) to June 30, 2005
Revenue	$—	$—

Operating Expenses:
Formation and operating costs	109,767	119,736

Loss from operations	(109,767)	(119,736)

Interest Income	315,272	315,576

Gain on derivative liabilities	229,200	229,200

Income before provision for income taxes	434,705	425,040

Provision for income taxes	67,000	67,000

Net Income	$367,705	$358,040

Weighted average number of shares outstanding:
Basic and diluted	9,925,485	5,045,966

Net income per common share, basic and diluted	$0.04	$0.07

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity

From inception (January 3, 2005) to June 30, 2005 (As Restated)

(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Recording of derivative liability for portion of proceeds from sale of units in public offering relating to warrants and for value of underwriter purchase option	—	—	—	—	(7,284,450)	—	—	(7,284,450)
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(60,950)	—	—	(60,950)
Net income for the period	—	—	—	—	—	358,040	—	358,040
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2,090)	(2,090)

Comprehensive income								355,950

Balance, June 30, 2005 (unaudited)	1,150,100	$115	8,465,058	$847	$37,272,057	$358,040	$(2,090)	$37,628,969

See Accompanying Notes to Condensed Financial Statements

Mercator Partners Acquisition Corp.

Condensed Statement of Cash Flows

From inception (January 3, 2005) to June 30, 2005 (As Restated)

(Unaudited)

From inception (January 3, 2005) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$358,040
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(306,995)
Gain on derivative liabilities	(229,200)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(94,583)
Increase in accounts payable	66,342
Increase in accrued expenses	36,694
Increase in income taxes payable	67,000

Net cash used in operating activities	(102,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of U.S. Government Securities held in Trust Fund	(53,429,000)

Net cash used in investing activities	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock and warrants to initial stockholders	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	10,680,457
Net proceeds from sale of units through public offering	44,370,419

Net cash provided by financing activities	55,298,876

Net increase in cash and cash equivalents	1,767,174

CASH AND CASH EQUIVALENTS

Beginning of period	—

End of period	$1,767,174

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

NOTE 2 — RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

In August 2006, the Company concluded that it was necessary to restate its financial results for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended March 31, 2006. In September 2006, the Company further determined it was necessary to restate its financial results for the interim period ended June 30, 2005. The purpose of the restatement is to reflect liabilities and additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock included in the Series A units and Series B units sold in the Offering and (2) the option to purchase Series A Units and Series B Units issued to the underwriters in connection with the Offering (see Note 3). The Company had previously classified the value of the warrants to purchase common stock sold in the Offering and the option issued to the underwriters as permanent equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s condensed balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s condensed statements of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company had previously issued condensed financial statements which did not present the derivative liability. The accompanying June 30, 2005 condensed financial statements have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the derivative liability on the previously reported condensed financial statements is as follows:

	For the period from inception (January 3, 2005) to June 30, 2005
	As Previously Reported	As Restated
Total assets	$55,595,662	$55,595,662
Total liabilities	170,036	7,225,286
Common stock subject to conversion	10,741,407	10,741,407
Stockholders’ equity	44,684,219	37,628,969
Gain on derivative liabilities	—	229,200
Interest income	315,576	315,576
Income before provision for income taxes	195,840	425,040
Provision for income taxes	67,000	67,000
Net income	128,840	358,040
Weighted average shares:
Basic and Diluted	5,045,966	5,045,966
Earnings per share:
Basic and Diluted	$0.03	$0.07

	For the three months ended June 30, 2005
	As Previously Reported	As Restated
Total assets	$55,595,662	$55,595,662
Total liabilities	170,036	7,225,286
Common stock subject to conversion	10,741,407	10,741,407
Stockholders’ equity	44,684,219	37,628,969
Gain on derivative liabilities	—	229,200
Interest income	315,272	315,272
Income before provision for income taxes	205,505	434,705
Provision for income taxes	67,000	67,000
Net income	138,505	367,705
Weighted average shares:
Basic and Diluted	9,925,485	9,925,485
Earnings per share:
Basic and Diluted	$0.01	$0.04

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

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Derivative Instruments — SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statements of financial position are not treated as derivative instruments. The Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, as an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company’s 8,165,000 Class W and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the UPO to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W Warrants and Class Z Warrants and the UPO provide for the Company to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the Company’s condensed balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in the Company’s condensed statement of operations as “Gain (loss) on derivative liabilities.” Such gains and losses are non-operating and do not result in cash flows from operating activities.

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

The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The Company uses volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when the Company consummates a Business Combination, the volatility rates will then be based on companies comparable to the acquired company. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 41.64% as of June 30, 2005. This volatility rate will continue to change in the future. The Company uses the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model. The Company’s Series A Unit and Series B Unit prices will also change in the future. To the extent that the Company’s Series A Units and Series B Unit prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

NOTE 5 — COMMITMENTS

The Company has agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. Through June 30, 2005 $22,500 was paid to Mercator Capital for such services.

NOTE 6 — CAPITAL STOCK

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

Purchase Option

Upon the closing of the Offering, the Company sold and issued the UPO, for $100, to purchase up to 25,000 Series A units and/or up to 230,000 Series B units. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering. The Company estimated the fair value of this UPO at the date of issuance to be $752,450, using a Black Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant and issuance using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 4.02% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) April 11, 2006 or (b) the completion of a Business Combination with a target business, and expires on April 11, 2010.

The UPO is classified as a derivative liability on the accompanying financial statements. Accordingly the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO at June 30, 2005 of $686,550 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $9.40 and quoted fair value of a Series B Unit of $10.50, (2) expected volatility of 41.64%, (3) risk-free interest rate of 3.72% and (4) contractual remaining life of 4.79 years.

NOTE 7 — DERIVATIVE LIABILITIES

The Company’s derivative liabilities are the following at June 30, 2005:

	At Issuance	At June 30, 2005
Fair value of 8,165,000 Class W Warrants and 8,185,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$6,532,000	$6,368,700
Fair value of Underwriter Purchase Option	752,450	686,550

Total	$7,284,450	$7,055,250

During the three months ended June 30, 2005 and for the period from inception (January 3, 2005) to June 30, 2005, the Company recognized gains of $229,200 on derivative liabilities as a result of a reduction in the fair value of the warrants and the UPO.

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

Restatement of Financial Statements

We have restated our financial statements for the period from inception (January 3, 2005) to December 31, 2005 and for the interim period ended June 30, 2005. We restated the financial results to reflect additional gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the Series A and Series B Units sold in our initial public offering and (2) the option to purchase Series A Units and/or Series B Units issued to the underwriters in connection with our initial public offering. We had previously classified the value of these securities as equity. After further review, we have determined that these instruments should be classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair value of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gains or loss will be recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the option or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying June 30, 2005 financial statements have been restated to effect the changes described above. See Note 2 to our accompanying Condensed Financial Statements for an explanation of these restatements. The following table sets forth the effects of the restatement adjustments on Company’s financial statements as of and for the period from inception (January 3, 2005) through June 30, 2005.

	For the period from inception (January 3, 2005) to June 30, 2005
	As Previously Reported	As Restated
Total assets	$55,595,662	$55,595,662
Total liabilities	170,036	7,225,286
Common stock subject to conversion	10,741,407	10,741,407
Stockholders’ equity	44,684,219	37,628,969
Gain on derivative liabilities	—	229,200
Interest income	315,576	315,576
Income before provision for income taxes	195,840	425,040
Provision for income taxes	67,000	67,000
Net income	128,840	358,040
Weighted average shares:
Basic and Diluted	5,045,966	5,045,966
Earnings per share:
Basic and Diluted	$0.03	$0.07

	For the three months ended June 30, 2005
	As Previously Reported	As Restated
Total assets	$55,595,662	$55,595,662
Total liabilities	170,036	7,225,286
Common stock subject to conversion	10,741,407	10,741,407
Stockholders’ equity	44,684,219	37,628,969
Gain on derivative liabilities	—	229,200
Interest income	315,272	315,272
Income before provision for income taxes	205,505	434,705
Provision for income taxes	67,000	67,000
Net income	138,505	367,705
Weighted average shares:
Basic and Diluted	9,925,485	9,925,485
Earnings per share:
Basic and Diluted	$0.01	$0.04

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

Net Income for the three months ended June 30, 2005 of $367,705 consisted of interest income on the Trust Fund investment of $306,995, interest on cash and cash equivalents of $8,277, and a gain on derivative liabilities of $229,200 offset by formation and operating expenses of $109,767, consisting of $22,500 for a monthly administrative services agreement, $28,500 for professional fees, $22,917 for officer liability insurance, $2,497 for travel and $33,353 for other expenses, and $67,000 for income taxes.

Net Income for the period from January 3, 2005 (inception) to June 30, 2005 of $128,840 consisted of interest income on the Trust Fund investment of $306,995, interest on cash and cash equivalents of $8,581, and a gain on derivative liabilities of $229,200 offset by formation and operating expenses of $119,736, consisting of $22,500 for a monthly administrative services agreement, $38,000 for professional fees, $22,917 for officer liability insurance, $2,497 for travel and $33,822 for other expenses, and $67,000 for income taxes.

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

Item 4. Control and Procedures

Our management carried out an evaluation, with the participation of H. Brian Thompson, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Messrs. Thompson and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, based on a comment received from the Securities and Exchange Commission to the Form S-4 filed by us in connection with our proposed acquisitions of Global Internetworking, Inc. and European Telecommunications & Technology, Ltd., and based on further review of the relevant accounting literature and in consultation with our independent registered public accounting firm, J.H. Cohn LLP, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering and the purchase option issued to the underwriters in our initial public offering as liabilities which are derivative instruments and are required to be reported at fair value at each period end. We addressed this by determining to restate our Form 10-Q for the period ended June 30, 2005 to reflect this reclassification.

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

Date: September 28, 2006	MERCATOR PARTNERS ACQUISITION CORP.

	By:	/s/ H. Brian Thompson
H. Brian Thompson
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Ballarini
David Ballarini
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)