Form 10-Q
period 2006-09-30
Global Telecom & Technology, Inc.
filed 2006-11-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
Commission File Number 000-51211

Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8484 Westpark Drive
Suite 720
McLean Virginia 22102
(703) 442-5500
(Address including zip code, and telephone number, including area code, of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 13, 2006, 13,030,100 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I
Global Telecom & Technology, Inc.
Condensed Balance Sheets

	September 30, 2006
	Unaudited	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$701,782	$1,383,204
Restricted investment held in Trust Fund	56,586,582	54,657,439
Prepaid expenses and other current assets	9,166	60,244

Total current assets	57,297,530	56,100,887
Deferred acquisition costs	932,001	—

Total assets	$58,229,531	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	$257,792	$148,033
Income taxes payable	525,000	56,000
Accrued acquisition costs	635,977	—
Derivative liabilities	3,517,300	6,507,700

Total current liabilities	4,936,069	6,711,733

Common stock, subject to possible conversion to cash (2,114,942 shares at conversion value)	11,311,658	10,926,022

Commitments

Stockholders’ Equity

Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,150,100 shares issued and outstanding	115	115
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,465,058 shares issued and outstanding (excluding 2,114,942 shares subject to possible conversion to cash)	847	847
Additional paid-in capital	36,701,907	37,087,542
Retained earnings	5,267,161	1,369,061
Accumulated other comprehensive income	11,774	5,567

Total stockholders’ equity	41,981,804	38,463,132

Total liabilities and stockholders’ equity	$58,229,531	$56,100,887

See Accompanying Notes to Condensed Financial Statements

Global Telecom & Technology, Inc.
Condensed Statements of Operations
(unaudited)

				Period from
	For the three months	For the three months	For the nine months	inception (January 3,
	ended	ended	ended	2005) to September
	September 30, 2006	September 30, 2005	September 30, 2006	30, 2005
Revenue	$—	$—	$—	$—

Operating Expenses:
Professional fees	75,135	28,051	339,442	66,051
Other operating costs	81,658	65,352	239,027	147,088

Loss from operations	(156,793)	(93,403)	(578,469)	(213,139)
Interest income	715,634	437,149	1,955,169	752,725
Gains (losses) on derivative liabilities	2,431,550	(816,850)	2,990,400	(587,650)

Income (loss) before provision for income taxes	2,990,391	(473,104)	4,367,100	(48,064)
Provision for income taxes	190,000	117,000	469,000	184,000

Net income (loss)	$2,800,391	$(590,104)	$3,898,100	$(232,064)

Weighted average number of shares outstanding:
Basic and diluted	11,730,100	11,730,100	11,730,100	7,315,118

Net income (loss) per common share, basic and diluted	$0.24	$(0.05)	$0.33	$(0.03)

See Accompanying Notes to Condensed Financial Statements

Global Telecom & Technology, Inc.
Condensed Statement of Stockholders’ Equity
For the nine months ended September 30, 2006
(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Common Stock, Class B		Paid -In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2005	1,150,100	$115	8,465,058	$847	$37,087,542	$1,369,061	$5,567	$38,463,132
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(385,635)	—	—	(385,635)
Net income	—	—	—	—	—	3,898,100	—	3,898,100

Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	6,207	6,207

Comprehensive income								3,904,307

Balance, September 30, 2006	1,150,100	$115	8,465,058	$847	$36,701,907	$5,267,161	$11,774	$41,981,804

See Accompanying Notes to Condensed Financial Statements

Global Telecom & Technology, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine	Period from
	months ended	inception (January
	September 30,	3, 2005) to
	2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$3,898,100	$(232,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) losses on derivative liabilities	(2,990,400)	587,650
Amortization of discount on investments held in Trust Fund	(1,922,935)	(731,161)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	51,078	(91,045)
Increase in accounts payable and accrued expenses	109,759	44,759
Increase in income taxes payable	469,000	184,000

Net cash used in operating activities	(385,398)	(237,861)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of U.S. Government Securities held in Trust Fund	(166,038,591)	(107,221,000)
Maturity of U.S. Government Securities held in Trust Fund	166,038,591	53,792,000
Payments for deferred acquisition costs	(296,024)	—

Net cash used in investing activities	(296,024)	(53,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock and warrants to initial stockholders	—	248,000
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457
Net proceeds from sale of units through public offering	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	100

Net cash provided by financing activities	—	55,298,976

Net (decrease) increase in cash and cash equivalents	(681,422)	1,632,115
CASH AND CASH EQUIVALENTS
Beginning of period	1,383,204	—

End of period	$701,782	$1,632,115

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing activities:
Accrued acquisition costs	$635,977	$—

See Accompanying Notes to Condensed Financial Statements

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements
1. Organization and Activities
     Global Telecom & Technology, Inc. (the “Company”) was incorporated in Delaware on January 3, 2005 under the name Mercator Partners Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Business Combination”).
     On October 15, 2006, the Company acquired all of the outstanding capital stock of Global Internetworking, Inc. (“GII”) and European Telecommunications & Technology Limited (“ETT”) (collectively the “Acquisitions”) (Note 7). The Company was required to submit and obtain approval for the Acquisitions from its Class B common stockholders. The information presented to the Class B stockholders was included or made part of the Company’s Definitive Proxy Statement filed with the SEC on October 2, 2006. On October 15, 2006, Class B stockholders owning more than 50% of the Company’s Class B common stock voted in favor of the Acquisitions, and accordingly the Acquisitions were approved and completed. In connection with the Acquisitions the Company changed its name to Global Telecom & Technology, Inc.
     As further discussed in Note 2, on April 11, 2005, the Company effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005. Although substantially all of the proceeds of the Offering were intended to be utilized to effect a Business Combination, the proceeds were not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B units of $53,429,000 were held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. In connection with the Acquisitions, on October 15, 2006 the proceeds from the sale of the Series B units in the Offering plus accrued interest were released from the Trust Fund (Note 7).
     Conversion Rights
     As permitted, Class B stockholders that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock did not exercise their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and exercised their Conversion Rights would be paid their conversion price.
     The actual per-share conversion price available to Class B stockholders will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.35 per share based on the value of the Trust Fund as of September 30, 2006. Management believes the aggregate redemption value of $11,311,658 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) included as temporary capital on the accompanying balance sheet at September 30, 2006 approximates the amount that will be paid to Class B stockholders who exercised their Conversion Rights. There is no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 2 below) and Series B Units (defined in Note 2 below). Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 5 below) and Class Z Warrants (defined in Note 5 below) that were received as part of the Series B Units.
     In connection with Class B approval of the Acquisitions, certain Class B stockholders owning less than 20% of the outstanding Class B common stock voted against the Acquisitions (Note 7).

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
2. Public Offering of Securities
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
     Upon closing of the public Offering, the Company sold and issued an option, for $100, to HCFP/Brenner Securities, LLC (“HCFP”), the representative for the underwriters in the Offering (the “Underwriters Purchase Option” or “UPO”), to purchase up to 25,000 Series A units at an exercise price of $17.325 per unit and/or up to 230,000 Series B units at an exercise price of $16.665 per unit (Note 5).
3. Summary of Significant Accounting Policies
     Interim Financial Statements
     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (January 3, 2005) to December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future year.
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

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
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
     The Company’s investment held in Trust Fund at September 30, 2006 consisted of United States of America Government treasury securities, with a maturity date of October 19, 2006, and are stated at amortized cost. The fair market value of the restricted investments was $56,586,582 as of September 30, 2006, including $11,774 of unrealized gains, which are reported as a component of other comprehensive income as of September 30, 2006. The Company recognized interest income of $706,773 and $1,922,935 from amortization of the discount on the investment during the three and nine months ended September 30, 2006, respectively, which is included in interest income on the accompanying statement of operations. The Company recognized interest income of $424,168 and $731,161 from amortization of the discount on the investment during the three months ended September 30, 2005 and during the period from inception (January 3, 2005) to September 30, 2005, respectively, which is included in interest income on the accompanying statement of operations.
     Deferred Acquisition Costs
     Deferred acquisition costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the Acquisitions discussed in Note 7. At September 30, 2006, the Company had incurred acquisition costs of $932,001 relating to the Acquisitions on the accompanying balance sheet.
     Accounting for Derivative Instruments
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. The Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company’s 8,165,000 Class W and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the UPO to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W Warrants and Class Z Warrants and the UPO provide for the Company to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the exercise of securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the Company’s balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in the Company’s statement of operations as “Gain (loss) on derivative liabilities.” Such gains and losses are non-operating and do not result in cash flows from operating activities.
     Upon exercise of all or a portion of the UPO, the 8,165,000 Class W Warrants or the 8,165,000 Class Z Warrants in exchange for shares of the Company’s common stock, the value of the securities exercised at such date will be reclassified from derivate liability to permanent equity.
     Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W Warrants and Class Z Warrants sold in the Offering are publicly traded and, consequently, the fair value of these warrants is based on the market price of the applicable class of warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding impact on the Company’s statement of operations.

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
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
     The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The Company uses volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when the Company consummates a Business Combination, the volatility rates will then be based on comparable companies to the acquired company. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 47.93% as of September 30, 2006. This volatility rate will continue to change in the future. The Company uses the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model. The Company’s Series A Unit and Series B Unit prices will also change in the future. To the extent that the Company’s Series A unit and Series B unit prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.
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
     Basic income (loss) per share is computed by dividing income available to common and common, Class B stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of 21,280,000 of outstanding warrants to purchase common stock and the outstanding UPO to purchase 25,000 Series A Units and 230,000 Series B Units is anti-dilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of fully diluted net income per share. Therefore, basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2006 and for the three months ended September 30, 2005 and the period from inception (January 3, 2005) to September 30, 2005.
     Fair Value of Financial Instruments and Derivatives
     The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at September 30, 2006.
     Use of Estimates and Assumptions
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, including derivative liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
     Income Taxes
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
     New Accounting Pronouncements
     The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
4. Commitments
     The Company agreed to pay Mercator Capital L.L.C. (“Mercator Capital”), an affiliate of certain stockholders, directors and officers, $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. During each of the three months ended September 30, 2006 and 2005, $22,500 of expense for such services was recorded in the accompanying condensed statements of operations. During the nine months ended September 30, 2006 and the period from inception (January 3, 2005) to September 30, 2005 $67,500 and $45,000, respectively, of expense for such services was recorded in the accompanying condensed statements of operations.
     The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company has agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised more than one year after the date of the Offering if the exercise is solicited by HCFP. No solicitation services were provided by HCFP during the three and nine months ended September 30, 2006, the three months ended September 30, 2005 or for the period from inception (January 3, 2005) to September 30, 2005.
     HCFP was also been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with the Acquisitions (Note 1). For assisting the Company in structuring and negotiating the terms of a Acquisitions, the Company is obligated to pay HCFP a cash transaction fee equal to 5% of the first $5,000,000 of Total Consideration, as defined in the Underwriting Agreement, paid and 4% of Total Consideration paid over $5,000,000, with a maximum fee to be paid of $500,000.
5. Capital Stock
     Preferred Stock
     The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.
     Common Stock and Class B Common Stock
     The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock (Note 3). As of September 30, 2006, there are 1,150,100 shares of the Company’s common stock issued and outstanding and 10,580,000 shares of the Company’s Class B common stock issued and outstanding, including 2,114,942 Class B common shares subject to possible conversion to cash.
     As of September 30, 2006, there are 5,769,900 and 960,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
common stock in connection with the Class W Warrants and Class Z Warrants sold in the offering, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants.
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
     In connection with the Offering, the Company sold and issued Class W warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of September 30, 2006, there were 10,640,000 Class W Warrants outstanding.
     In connection with the Offering, the Company sold and issued Class Z warrants to purchase 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) completion of a Business Combination, or (b) April 11, 2006 and ending April 10, 2010. As of September 30, 2006, there were 10,640,000 Class Z Warrants outstanding.
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

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
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
     The UPO is classified as a derivative liability on the accompanying financial statements. Accordingly the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO of $659,550 at September 30, 2006 of was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $5.50 and quoted fair value of a Series B Unit of $10.75, (2) expected volatility of 47.93%, (3) risk-free interest rate of 4.62% and (4) contractual remaining life of 3.54 years. The fair value of the UPO at December 31, 2005 of $547,250 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $10.00 and quoted fair value of a Series B Unit of $10.90, (2) expected volatility of 34.99%, (3) risk-free interest rate of 4.35% and (4) contractual life of 4.29 years.
6. Derivative Liabilities
     The Company’s derivative liabilities are the following at September 30, 2006 and December 31, 2005:

	At September 30, 2006	At December 31, 2005
	(Unaudited)

Fair value of 8,165,000 Class W Warrants and 8,185,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$2,857,750	$5,960,450
Fair value of Underwriter Purchase Option	659,550	547,250

Total	$3,517,300	$6,507,700

     During the three months ended September 30, 2006 and 2005, the Company recognized gains of $2,431,550 and losses of $816,850, respectively, on derivative liabilities as a result of fluctuations in the fair values of warrants and the UPO. During the nine months ended September 30, 2006 and the period from inception (January 3, 2005) to September 30, 2005, the Company recognized gains of $2,990,400 and losses of $587,650, respectively, on derivative liabilities as a result of fluctuations in the fair values of the warrants and the UPO.
7. Subsequent Events
     Acquisitions
     On October 15, 2006, the Company acquired all of the outstanding capital stock of GII pursuant to a stock purchase agreement dated May 23, 2006, as amended (the “Stock Purchase Agreement”). At the closing of the transactions contemplated by the Stock Purchase Agreement, the Company paid the GII stockholders $11.75 million in cash (which was net of approximately $1.0 million paid to GII option holders in cancellation of their options), $5.25 million in promissory notes, 1,300,000 shares of the Company’s common stock, 1,450,000 of the Company’s Class W warrants and 1,450,000 of the Company’s Class Z warrants of which 966,666 Class W and 966,666 Class Z Warrants were placed in escrow at the closing and will be released subject to certain conditions. The $5.25 million of promissory notes issued to the GII stockholders consisted of (i) $4,000,000 of subordinated promissory notes, bearing interest at 6% per annum which are due on December 29, 2008 (with certain accrued interest payments due prior thereto) or earlier upon a change in control, the exercise of not less than 50% of the issued and outstanding warrants as of the date of the note, or the issuance by the Company of debt or equity securities resulting in a financing of $20,000,000 or more; and (ii) $1,250,000 of promissory notes bearing interest at 6% per annum and due on June 30, 2007.

Global Telecom & Technology, Inc.
Notes to Condensed Financial Statements — (Continued)
     On October 15, 2006, the Company also acquired all of the outstanding capital stock of ETT pursuant to an offer made to its stockholders under the laws of England and Wales (the “Offer”). Upon the consummation of the offer, the Company paid the ETT stockholders $32.3 million in cash, less expenses, and $4.7 million in promissory notes. The promissory notes issued to the ETT stockholders bear interest at 6% per annum and are due on June 30, 2007.
     Immediately following the Acquisitions the Company changed its name to Global Telecom & Technology, Inc. As a result of the Acquisitions the Company’s outstanding shares of Class B common stock have been automatically converted into shares of common stock.
     The Acquisitions will be accounted for as a business combination with the Company as the acquirer of both ETT and GII. Under the purchase method of accounting, the assets and liabilities of GII and ETT acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company.
     The purchase price for the respective acquisitions will be determined based on the cash consideration given, the value of debt securities issued, the value of the Company’s common stock and warrants issued and direct acquisition costs incurred. The aggregate purchase price of ETT of $37 million consists of $32.3 million of cash and $4.7 million of promissory notes. The preliminary purchase price of GII of approximately $25.22 million consists of $12.75 million of cash, $5.25 million of promissory notes, $6.73 million estimated fair value (or approximately $5.18 per common share) of the 1,300,000 shares of common stock, $0.0001 par value, issued to the former shareholders of GII, and $0.47 million estimated fair value (or approximately $0.47 per Class W Warrant and approximately $0.49 per Class Z Warrant) of the 483,334 Class W Warrants and 483,334 Class Z Warrants issued to the former shareholders of GII which were not placed in escrow. The 966,666 of the Class W Warrants and 966,666 of the Class Z Warrants issued to the GII shareholders and held in escrow will be released from escrow to the GII shareholders when a majority of the 10,640,000 of the Company’s Class W Warrants or of the 10,640,000 of the Company’s Class Z Warrants that were issued and outstanding as of May 23, 2006, the date of the GII stock purchase agreement, have been exercised, redeemed or otherwise converted into cash or equity securities, or earlier in the event that certain executive officers, are dismissed from employment by the Company other than for “cause,” as defined in the employment agreements such officers entered into with the Company in connection with the Acquisitions, or if there is a merger, asset sale or similar transaction that results in a change of control of the Company. The value of the warrants placed in escrow will be included in the purchase price of GII upon resolution of the contingency, if ever. The estimated aggregate value of the 966,666 Class W Warrants and 966,666 Class Z Warrants to be placed in escrow is estimated at approximately $0.93 million. The fair value of the Company’s common stock, Class W and Class Z warrants issued in exchange for the shares of GII was based on the average closing market price of the respective securities for a period of two days prior and two days subsequent to May 23, 2006, the date of the purchase agreement with GII was entered into and announced.
     A preliminary allocation of the purchase price of GII and ETT to the estimated fair values of the assets acquired and liabilities assumed of each company on October 15, 2006 will be made and recorded during the fiscal quarter ended December 31, 2006. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, will be made by management based on available information and certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of ETT and GII, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will include assistance provided by an independent appraiser, which management expects will be completed during the first quarter of fiscal 2007. The final valuations will be based on the actual net tangible and intangible assets of GII and ETT that existed as of October 15, 2006. Any adjustments may change the allocations of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s financial statements.
     In connection with the acquisitions of GII and ETT the Company entered into employment agreements with certain executives of the Company, GII and ETT.
     Conversion of Class B
     In connection with the Acquisitions, certain Class B stockholders owning less than 20% of the outstanding Class B common stock voted against the Acquisitions and exercised their Conversion Rights for a pro-rata distribution from the Company’s Trust Fund based on the value of the Trust Fund as of October 13, 2006. Accordingly, the Company will be required to redeem such Class B stockholders shares (which were converted into shares of common stock upon the Acquisitions) upon receipt of such shares by the Company’s stock transfer agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2005. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.
General
     We were formed on January 3, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business (See Recent Events below). On April 15, 2005, we completed our initial public offering (“IPO”) of 575,000 Series A Units (“Series A Units”) and 5,290,000 Series B Units (“Series B Units”), including 75,000 Series A Units and 690,000 Series B Units issued upon exercise of the underwriters’ over-allotment option. Each Series A Unit consists of two shares of common stock, $.0001 par value per share (“Common Stock”), five Class W warrants (“Class W Warrants”), each to purchase one share of Common Stock, and five Class Z warrants (“Class Z Warrants”), each to purchase one share of Common Stock. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share, one Class W Warrant and one Class Z Warrant. Each Class W Warrant and Class Z Warrant entitles the holder to purchase one share of our common stock at a price of $5.00 per share. Our net proceeds from the initial public offering, including the exercise of the over allotment option, totaled approximately $55.1 million which was net of approximately $4.4 million in underwriting and other expenses.
Recent Events
     On October 15, 2006, we acquired all of the outstanding capital stock of GII pursuant to a stock purchase agreement dated May 23, 2006, as amended (the “Stock Purchase Agreement”). At the closing of the transactions contemplated by the Stock Purchase Agreement, we paid the GII stockholders $12.75 million in cash (less approximately $987,000 which was paid to GII option holders in cancellation of their options), $5.25 million in promissory notes, 1,300,000 shares of the Company’s common stock (which are subject to certain restrictions on sale or transfer as set forth in lock-up agreements signed by each of the GII stockholders), 1,450,000 of the Company’s Class W warrants and 1,450,000 of the Company’s Class Z warrants of which 966,666 Class W and 966,666 Class Z Warrants were placed in escrow at the closing and will be released subject to certain conditions.

     On October 15, 2006, we acquired all of the outstanding capital stock of ETT pursuant to an offer made to its stockholders under the laws of England and Wales (the “Offer”). Upon the consummation of the offer, we paid the ETT stockholders $32.3 million in cash and $4.7 million in promissory notes.
     Immediately following the Acquisitions we changed its name to Global Telecom & Technology, Inc. See Supplemental Acquisition Information provided below.
Results of Operations
     Three months ended September 30, 2006 and 2005
     Net income for the three months ended September 30, 2006 of $2,800,391 consisted of interest income on the Trust Fund investment of $706,773, interest on cash and cash equivalents of $8,861 and gains on derivative liabilities of $2,431,550, offset by professional fees of $75,135 and other operating expenses of $81,658, consisting of $22,500 for a monthly administrative services agreement with an affiliate, $27,500 for officer liability insurance, $16,000 for Delaware franchise tax and $15,658 for other expenses, and $190,000 for income taxes.
     Net loss for the three months ended September 30, 2005 of $590,104 consisted of interest income on the Trust Fund investment of $424,168, interest on cash and cash equivalents of $12,981 offset by losses on derivative liabilities of $816,850, professional fees $ 28,051 and other operating expenses of $65,352, consisting of $22,500 for a monthly administrative services agreement, $ 22,917 for officer liability insurance, $8,066 for Delaware franchise taxes and $11,869 for other expenses, and $117,000 for income taxes.
     Nine months ended September 30, 2006 and the period from January 3, 2005 (inception) to September 30, 2005
     Net income for the nine months ended September 30, 2006 of $3,898,100 consisted of interest income on the Trust Fund investment of $1,922,934, interest on cash and cash equivalents of $32,235 and gains on derivate liabilities of $2,990,400, offset by professional fees of $339,442 and other operating expenses of $239,027, consisting of $67,500 for a monthly administrative services agreement with an affiliate, $83,000 for officer liability insurance, $48,025 for Delaware franchise tax and $40,502 for other expenses, and $469,000 for income taxes.
     Net loss for the period from January 3, 2005 (inception) to September 30, 2005 of $232,064 consisted of interest income on the Trust Fund investment of $731,161, interest on cash and cash equivalents of $21,564 offset by losses on derivative liabilities of $587,650, professional fees of $66,051 and other operating expenses of $147,088, consisting of $45,000 for a monthly administrative services agreement, for, $45,833 for officer liability insurance, $23,759 for Delaware franchise tax and $32,496 for other expenses, and $184,000 for income taxes.
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
     Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The pricing model we use for determining fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. We use a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. We use volatility rates based upon a sample of comparable special purpose acquisition corporations. If and when we consummate a business combination, the volatility rates will then be based on comparable companies to the acquired companies. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet and gain (loss) on our statement of operations. The volatility for the calculation of the UPO was 47.93% as of September 30, 2006. This volatility rate will continue to change in the future. We use the closing market price of the Company’s Series A units and Series B units at the end of a period in the Black Scholes model for the valuation of the UPO. The Company’s Series A unit and Series B unit prices will also change in the future. To the extent that the Company’s Series A and Series B unit prices increase or decrease, our UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates and will result in an effect on our balance sheet and gain (loss) on our statement of operations.
Liquidity and Capital Resources
     We consummated our initial public offering on April 15, 2005. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $59,466,500. After deducting offering expenses of $4,415,624 including $517,100 representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds, and underwriting discounts of $3,567,990, net proceeds were $55,050,876. Of this amount, $53,429,000 was placed in a trust account and the remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     We used all of the net proceeds of the offering held in the trust account plus accrued interest thereon to fund the $45.05 million cash portion of the purchase price for the Acquisitions on October 15, 2006.
     In connection with the Acquisitions, certain of our Class B stockholders owning less than 20% of the outstanding Class B common stock voted against the Acquisitions and exercised his or her Conversion Right for a pro-rata distribution from the Company’s Trust Fund based on the value of the Trust Fund as of October 15, 2006. Accordingly, we will be required to redeem such stockholders’ shares for cash following notice of redemptions from our stock transfer agent. Upon payment of the redemption amount to each Class B stockholder who voted against the Acquisitions, and elected conversion of his or her class B common stock, we will immediately cancel such shares of Class B common stock. All remaining Class B common stock was converted into shares of the Company’s common stock.
     The actual per-share conversion price available to Class B stockholders will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the Acquisitions, divided by the number of Class B shares sold in the public offering, or approximately $5.35 per share based on the value of the Trust Fund as of September 30, 2006. We believe the aggregate redemption value of $11,311,658 (2,114,942 shares, or 19.99% of the Class B shares sold in the public offering) included as temporary capital on the accompanying balance sheet at September 30, 2006, approximates the amount that will be paid to Class B stockholders who exercised their Conversion Rights. In addition, in connection with the Acquisition of GII we issued 1,300,000 shares of our common stock (which are subject to certain restrictions on sale or transfer as set forth in lock-up agreements signed by each of the GII stockholders), 1,450,000 of our Class W warrants and 1,450,000 of our Class Z warrants of which 966,666 Class W and 966,666 Class Z Warrants were placed in escrow at the closing and will be released subject to certain conditions. We also issued $4,000,000 of subordinated promissory notes, bearing interest at 6% per annum and due on December 29, 2008 or earlier under certain circumstances, with certain accrued interest payments due prior thereto.
Supplemental Acquisition Information
     Acquisitions
     On October 15, 2006, we acquired all of the outstanding capital stock of GII for consideration of approximately $25.22 million which consisted of $12.75 million of cash (less approximately $987,000 which was paid to GII option holders in cancellation of their options), $5.25 million of promissory notes, $6.73 million estimated fair value (or approximately $5.18 per common share) of 1,300,000 shares of our common stock (which are subject to certain restrictions on sale or transfer as set forth in lock-up agreements signed by each of the GII stockholders), and $0.47 million estimated fair value (or approximately $0.47 per Class W Warrant and approximately $0.49 per Class Z Warrant) of the 483,334 Class W Warrants and 483,334 Class Z Warrants issued which were not be placed in escrow. The 966,666 of our Class W Warrants and 966,666 of our Class Z Warrants issued to the GII shareholders and held in escrow will be released from escrow to the GII shareholders when a majority of the 10,640,000 of our Class W Warrants or the 10,640,000 of our Class Z Warrants that were issued and outstanding as of May 23, 2006, the date of the GII stock purchase agreement, have been exercised, redeemed or otherwise converted into cash or equity securities, or earlier under certain circumstances. The value of the warrants placed in escrow will be included in the purchase price of GII upon resolution of the contingency, if ever. The promissory notes bear interest at 6% per annum. The notes with respect to $1.25 million of the debt are due on June 30, 2007, and with respect to $4.0 million the notes are due on December 29, 2008, with certain accrued interest payments due prior thereto.

     On October 15, 2006, we also acquired all of the outstanding capital stock of ETT. The aggregate purchase price of ETT of $37 million consisted of $32.3 million of cash and $4.7 million of promissory notes. The promissory notes bear interest at 6% per annum and are due on June 30, 2007.
     The Acquisitions will be accounted for as a business combination with us as the acquirer of both ETT and GII. Under the purchase method of accounting, the assets and liabilities of GII and ETT acquired are recorded as of the acquisition date at their respective fair values, and added to ours.
     A preliminary allocation of the purchase price of GII and ETT to the estimated fair values of the assets acquired and liabilities assumed of each company on October 15, 2006 will be made and recorded during the fiscal quarter ended December 31, 2006. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, will be made by management based on available information and certain assumptions we consider reasonable. A final determination of the fair values will include assistance provided by an independent appraiser, which management expects will be completed during the first quarter of fiscal 2007. The final valuations will be based on the actual net tangible and intangible assets of GII and ETT that existed as of October 15, 2006. Any adjustments may change the allocations of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change our financial statements.
     Unaudited Combined Information of ETT and GII for the Nine Months Ended September 30, 2006 and 2005
     Summarized below is the unaudited pro forma combined information of GII and ETT for the nine months ended September 30, 2006 and 2005, as if GII and ETT were combined for the entire periods presented. We believe this information is important and will aid in understanding the changes to our operations that will occur as a result of the Acquisitions. The unaudited pro forma combined information does not give retroactive effect to the impact of the Acquisitions or include our historical results and excludes: the impact of the purchase price allocation on amortization expense; interest expense associated with promissory notes entered into in October 2006; compensation arrangements entered into with officers in October 2006; share based compensation expense and accounting for derivative financial instruments. Accordingly, the unaudited pro forma combined information is not indicative of the results that would have occurred if the Acquisition had been completed or the companies combined at the beginning of the periods presented or the results which may be obtained in the future subsequent to the Acquisitions. Further the unaudited pro forma combined information of GII and ETT have not been subject to audit or review by an independent registered public accounting firm. The unaudited condensed combined statement of operations information should be read in conjunction with each GII’s and ETT’s unaudited and audited financial statements and Management’s Discussion and Analysis included in our Definitive Proxy filed with the SEC on October 2, 2006.
     The following table sets forth unaudited pro forma condensed combined statement of operations information of GII and ETT for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended		Changes from 2005 to 2006
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	$	%
Revenue
Telecommunications services sold	$38,538,000	$37,993,000	$545,000	1.4%

Operating Expenses
Cost of telecommunications services provided	(27,181,000)	(26,576,000)	605,000	2.3%
Selling, general and administrative expenses	(11,822,000)	(11,954,000)	(132,000)	-1.1%

Operating Profit (Loss)	$(465,000)	$(537,000)	$72,000	13.4%

     Overview. The statement of operations information and presentation reflect the unaudited results with respect to the combined operations of GII and ETT for the nine months ended September 30, 2006 and 2005. The combined results of operations information for these periods for GII and ETT are unaudited and are provided for informational purposes only, as our acquisitions of these operating companies were not consummated until October 15, 2006.
     A material percentage of ETT’s revenues are billed in British pounds sterling. During the nine months ended September 30, 2006, the average exchange rate for one U.S. dollar expressed in British pounds sterling was 0.55, whereas the equivalent average exchange rate for the nine months ended September 30, 2005 was 0.54. This currency conversion difference had a negative effect on the financial performance of ETT.

     Revenues. Revenues for the combined operations of GII and ETT during the nine months ended September 30, 2006 increased by 1.4% over revenues for the comparable period in 2005. GII achieved 24.2% growth in revenues (from $11.1 million to $13.8 million) over the comparative periods, but this was largely offset by an 8.0% decrease in ETT’s revenues (from $26.9 million to $24.7 million) during the nine months ended September 30, 2006 as compared to the same period in the preceding year.
     GII’s increase was attributable in significant part to revenues generated from services that customers continued to purchase beyond their fixed initial term. In addition, approximately 84% of the revenue from GII’s new sales during the nine month period ended September 30, 2006 was attributable to sales to existing customers.
     ETT’s decrease in revenues can be attributed to two factors. Approximately 18% of the decrease was attributable to the change in the applicable exchange rates between the two periods as discussed above in the overview. The remaining 82% of the decrease in ETT’s revenues was primarily due to an increasing number of customer cancellations of service in the nine month period ended September 30, 2006. These cancellations related to services for which the customers’ committed contract terms had expired, and ETT was unable to replace in their entirety the revenues generated by those services with either renewals or new sales. In particular, a service contract with an annual value of $2.8 million expired in the middle of the third quarter of 2006. In addition, a major multinational corporate customer in the process of restructuring its business cancelled a managed services contract with an annual value of $1.9 million just prior to the start of the first quarter of 2006, thereby further reducing revenue during the nine months ended September 30, 2006.
     Cost of Revenue. The cost of revenue for the combined operations of GII and ETT during the nine months ended September 30, 2006 increased by 2.3% over the cost of revenue for the comparable period in 2005. GII’s cost of revenue increased by 31.5% between the comparative periods (from $7.4 million to $9.7 million), but this was offset in significant part by a decrease of 9.0% (from $19.2 million to $17.5 million) in ETT’s cost of revenue.
     A significant element of ETT’s decreased cost of revenue was attributable to the lower revenues in the nine month period ended September 30, 2006. ETT also incurred lower costs for those vendors who billed ETT in United States dollars. ETT’s gross margin percentage increased from 28.6% to 29.4%. Together with the fall in revenues and the exchange rate impact, the gross margin improvement was also attributable to economies of scale and a proportionately greater use of ETT’s core preferred suppliers. In particular, the overall gross margin percentage improved by 2.9% on renewals that occurred in the nine months ended September 30, 2006.
     GII’s cost of revenue increase correlated to some degree to its increase in revenues from services sold. However, the increase in its cost of revenue outpaced its increase in revenues over the same period, resulting in a decrease in gross margin from 33.5% to 29.6%. GII does not believe that the decrease in gross margin is attributable to any significant trend in the pricing of services by vendors. Rather, a reversal of certain regulatory surcharge overpayments to a vendor resulted in a one-time reduction of approximately $134,000 in GII’s cost of revenue for the nine months ended September 30, 2005. In addition, in the nine month period ended September 30, 2006, GII incurred approximately $180,000 in cost of revenue associated with disconnections of services by customers for which GII remained committed to its vendor for a longer term. Although GII generally matches the quantity, duration and other terms of supplier purchases and customer sales on a service-by-service basis, GII several years ago purchased services on a longer-term basis from one vendor to secure more competitive pricing in selected cases. The service terms with the vendor provided some opportunity for GII to avoid further liability for a terminated service by placing new orders, but where GII is unable to do so, it is forced to either incur early termination liability or to continue to pay for the service until a replacement opportunity arises. This increased cost of revenue associated with such services in the nine months ended September 30, 2006, for which GII had no corresponding customer revenue during the same period, contributed to the decrease in GII’s gross margin.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the combined operations of GII and ETT during the nine months ended September 30, 2006 decreased by 1.1% as compared to such expenses for the comparable period in 2005. GII’s selling, general and administrative expenses decreased by 4.5% between the comparative periods (from $4.2 million to $4.0 million), while ETT’s expenses increased by 0.8% (from $7.7 million to $7.8 million) over the same period.
     GII’s selling, general and administrative expenses consisted primarily of compensation of personnel. The approximate $190,000 decrease in GII’s selling, general and administrative expenses during the nine month period ended September 30, 2006 was attributable to a $284,000 reduction in salaries during that period, offset by an increase of $94,000 in certain non-payroll expenses such as fees incurred in connection with the proposed acquisition of GII and higher rental expenses. As a percentage of revenue, GII’s selling, general and administrative expenses decreased from 38.1% in the same period of the prior fiscal year to 29.3% in the nine-month period ended September 30, 2006.

     The increase in ETT’s selling, general and administrative expenses can be attributed largely to expenses incurred in connection with recruitment and management efforts. During the nine month period ended September 30, 2006, ETT incurred charges of approximately $100,000 relating to the proposed acquisition, including expenses to retain an executive on an interim basis to oversee day-to-day operations while senior management focused on the transaction. ETT also incurred expenses of $172,000 attributable to recruitment efforts during this period and additional expenses associated with the redundancy of a senior sales member during the third quarter of 2006. Such increases in general and administrative expenses were offset to some degree by reductions in headcount, resulting in a net increase of 0.8% in ETT’s selling, general and administrative expenses.
     The preceding unaudited condensed combined statement of operations information should be read in conjunction with each GII’s and ETT’s unaudited and audited financial statements and Management’s Discussion and Analysis included in our Definitive Proxy filed with the SEC on October 2, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We have issued warrants and options that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes is minimal. Given our limited risk in exposure to U.S. Treasury Bills and money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2006, we do not believe we are exposed to significant market risk.
Item 4. Controls and Procedures.
     Our management carried out an evaluation, with the participation of D. Michael Keenan, our principal executive officer, and David Ballarini, our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, Messrs. Keenan and Ballarini concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission. However, based on a comment received from the SEC to the Form S-4 filed by us in connection with the Acquisitions of GII and ETT, and based on further review of the relevant accounting literature and in consultation with our independent registered accounting firm, J.H. Cohn LLP, we determined that we needed to restate certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering and the purchase option issued to the underwriters in our initial public offering as liabilities which are derivative instruments and are required to be reported at fair value at each period end. We addressed this by determining to restate our Form 10-Q for the period ended March 31, 2006 to reflect this reclassification.
     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     As of September 30, 2006, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to Our Business and Operations
GII and ETT have both generated losses over the past several fiscal years and may generate losses in the future.
     Both GII and ETT have experienced net losses and operating losses for the past several fiscal years. GII incurred net losses of $223,560 and $444,964 for the fiscal years ended September 30, 2004 and 2005, respectively. ETT incurred net losses of $490,198 and $231,000 for the years ended December 31, 2004 and 2005, respectively. For the nine months ended September 30, 2006, GII achieved a net profit of $102,280 and ETT incurred a net loss of $496,657. Either or both companies may generate losses in the future. If we are not able to achieve or sustain profitability following the Acquisitions, the market price of our securities may decline.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     The integration, operation or expansion of the businesses of GII and ETT may require substantial additional financial, operational and managerial resources. We may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain additional capital when needed, this could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.
GII and ETT do not have a history of working together. Our inability to integrate certain operations and management teams could materially affect the future success of the businesses.
     The businesses of GII and ETT are comparable but separate. The future revenue and profits of the businesses will depend, in part, on the ability of the combined executive teams to integrate the GII and ETT operations, including but not limited to sales and marketing, and to deploy their business models in the countries in which the other company primarily operates. In addition, we expect to derive economies of scale from the operations of each company, which will also help to promote the future success of the combined businesses.
     If we cannot establish an effective integration strategy or if we do not execute a formulated integration strategy, the revenue and profits of the businesses may suffer. The integration of the acquired businesses may not be successful for a number of reasons, including, but not limited to:
•	demands on management related to the significant increase in size after the Acquisitions;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	higher integration costs than anticipated;

•	failure to achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes Oxley Act of 2002, procedures and policies.

     If we cannot successfully integrate these businesses and operations, we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. We may not be able to achieve the benefits that we hope to achieve as a result of the Acquisitions.
GII and ETT depend on several large clients, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, would likely significantly reduce our revenue and income.
     Historically, a substantial portion of GII’s and ETT’s revenues have come from a limited number of clients. For example, for the years ended December 31, 2005 and 2004, GII’s four largest customers accounted for approximately 35.9% and 49.1%, respectively, of its total revenues. Similarly, for the years ended December 31, 2005 and 2004, ETT’s four largest customers accounted for approximately 59.0% and 66.0%, respectively, of its total revenues. If GII or ETT loses one or more of its large clients, or if one or more of its large clients reduces the services they purchase from GII or ETT or otherwise renegotiate the terms on which they purchase services from GII or ETT, our revenues could decline and our results of operations would suffer.
If GII’s or ETT’s customers elect to terminate their agreements with us, our business, financial condition and results of operations will be adversely affected.
     GII’s and ETT’s services are sold pursuant to agreements that generally have initial terms of between one and three years. Following the initial terms, these agreements generally automatically renew for successive month-to-month or annual periods, but can be terminated by the customer without cause with relatively little notice during a renewal period. In addition, certain government customers may have rights under federal law with respect to termination for convenience that can serve to minimize or eliminate altogether the liability payable by that customer in the event of early termination. GII’s or ETT’s customers’ may elect to terminate their agreements as a result of a number of factors, including their level of satisfaction with the services they are receiving, their ability to continue their operations due to budgetary or other concerns, and the availability and pricing of competing services. If customers elect to terminate their agreements with GII or ETT, our business, financial condition and results of operation may be adversely affected.
Competition in the industry in which GII and ETT do business is intense and growing, and our failure to compete successfully could make it difficult for us to add and retain customers or increase or maintain revenues.
     The markets in which GII and ETT operate are rapidly evolving and highly competitive. GII and ETT currently or potentially compete with a variety of companies, including some of their transport suppliers, with respect to their products and services, including:
•	international, national, and local carriers, such as British Telecom, COLT, AT&T, Level 3, Broadwing, Qwest, Sprint and Verizon;
•	companies that provide collocation facilities, such as Switch & Data, AT&T and Equinix;
•	competitive access providers and local exchange carriers, such as XO Communications, RCN and FiberNet; and
•	virtual network operators including Vanco Plc and Sirocom.
     The industry in which GII and ETT operate is consolidating, which is increasing the size and scope of their competitors. Competitors could benefit from assets or businesses acquired from other carriers or from strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to GII and ETT. GII’s and ETT’s target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and may continue to decline.
     Many potential competitors to GII and ETT have certain advantages over this business combination, including:
•	substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition;

•	substantially lower cost structures, including cost structures of facility-based providers who have significantly reduced debt and other obligations through bankruptcy or other restructuring proceedings;
•	larger client bases;
•	longer operating histories;
•	more established relationships in the industry; and
•	larger geographic coverage. GII’s and ETT’s competitors may be able to use these advantages to:
•	develop or adapt to new or emerging technologies and changes in client requirements more quickly;
•	take advantage of acquisitions and other opportunities more readily;
•	enter into strategic relationships to rapidly grow the reach of their networks and capacity;
•	devote greater resources to the marketing and sale of their services;
•	adopt more aggressive pricing and incentive policies, which could drive down margins; and
•	expand their offerings more quickly.
     If the business combination of GII and ETT is unable to compete successfully against its current and future competitors, GII’s and/or ETT’s gross margins could decline and they could lose market share, either of which could materially and adversely affect the combined business.
Because both GII’s and ETT’s business consists primarily of reselling telecommunications network capacity purchased from third parties, the failure of our suppliers and other service providers to provide us with services, or disputes with those suppliers and service providers, could affect our ability to provide quality services to our customers and have an adverse effect on our operations and financial condition.
     The majority of GII’s and ETT’s respective businesses consist of integrating and reselling network capacity purchased from traditional telecommunications carriers. Accordingly, we are largely dependent on third parties to supply us with services. Occasionally, GII and ETT each have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against either GII or ETT, some of which if resolved against GII or ETT could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. For example, in its first few years of existence, certain suppliers required GII to agree to onerous terms such as the granting of a security lien with respect to GII’s accounts receivable and certain other collateral and clauses providing for the opportunity to match other suppliers’ offers. GII has since renegotiated such terms with the applicable suppliers. Although GII knows of no pending or threatened claims with respect to its past compliance with such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on the company’s operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of GII’s and ETT’s suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.
Failure to satisfy term or volume commitments agreed to with suppliers could affect operating margins.

     GII typically enters into contracts with suppliers that are matched with respect to term and volume with the sale of services to underlying customers. As of September 30, 2006, GII had entered into contracts with four suppliers pursuant to which it is subject to monthly minimum purchase commitments in exchange for improved pricing from the suppliers, and either GII or ETT may enter into additional contracts with similar commitments in the future. To date, since each contract’s inception, GII has had sufficient customer demand to satisfy its minimum purchase commitments with each of those suppliers, but we cannot assure you that in the future GII’s customer demand will meet or exceed such purchase levels with each vendor. If GII is unable to resell any of the network availability it has committed to purchase, its operating margins could be adversely affected.
     In addition, in its fiscal year ended September 30, 2004, GII began purchasing capacity from time to time under five-year commitments from one of its vendors in order to secure more competitive pricing. These five-year purchase commitments are not, in all cases, matched with five-year supply agreements to customers. In these cases, if a customer were to disconnect its service before the five-year term ordered from the vendor expired, and if GII were unable to find another customer for the capacity, GII would be subject to an early termination liability, which could adversely impact its operating margin. As of September 30, 2006, the total potential early termination liability exposure to GII arising from this practice, if all such circuits were terminated as of that date by those underlying customers who are not committed for a corresponding five-year period, was less than $250,000.
The networks on which GII and ETT depend may fail, which would interrupt the network availability they provide and make it difficult to retain and attract customers.
     GII’s and ETT’s customers depend on the ability of GII and ETT to provide uninterrupted network availability. The ability to provide this service depends on the networks of third party transport suppliers. The networks of transport suppliers may be interrupted as a result of various events, many of which they cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, terrorism, sabotage, vandalism or the financial distress or other event adversely affecting a supplier, such as bankruptcy or liquidation.
     We may be subject to legal claims and be liable for losses suffered by customers for our inability to provide service. GII and ETT generally provide outage credits to their customers if network disruptions occur. If the network failure rates of GII or ETT are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenues and gross margins. Customers may seek to terminate their contracts with GII or ETT, or our reputation could be harmed, if network availability is below industry standards.
System disruptions could cause delays or interruptions of GII’s and ETT’s services, which could cause us to lose customers or incur additional expenses.
     GII’s and ETT’s success depends on their ability to provide reliable service. Although they have attempted to design their network services to minimize the possibility of service disruptions or other outages, in addition to risks associated with third party provider networks, their service may be disrupted by problems on their own systems, including events beyond their control such as terrorism, computer viruses or other infiltration by third parties that affect their central offices, corporate headquarters, network operations center or network equipment. Such events could disrupt their service, damage their facilities and damage their reputation. In addition, customers may, under certain contracts, have the ability to terminate services in case of prolonged or severe service disruptions or other outages. Accordingly, service disruptions or other outages may cause GII or ETT to lose customers, among other things, and could harm their results of operations.
If the products or services that GII or ETT markets or sells do not maintain market acceptance, our results of operations will be adversely affected.
     Certain segments of the communications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that the products and services of GII or ETT will gain or obtain increased market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.
If carrier and enterprise connectivity demand does not continue to expand, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations.

     The growth of our business will be dependent, in part, upon the increased use of carrier and enterprise connectivity services and the ability of GII and ETT to capture a higher proportion of this market. Increased usage of enterprise connectivity services depends on numerous factors, including:
•	the willingness of enterprises to make additional information technology expenditures;
•	the availability of security products necessary to ensure data privacy over the public networks;
•	the quality, cost and functionality of these services and competing services;
•	the increased adoption of wired and wireless broadband access methods;
•	the continued growth of broadband-intensive applications; and
•	the proliferation of electronic devices and related applications.
     If the demand for carrier and enterprise connectivity services does not continue to grow, we may not be able to grow our business, achieve profitability or meet public market expectations.
GII’s and ETT’s long sales and service deployment cycles require them to incur substantial sales costs that may not result in related revenues.
     GII’s and ETT’s businesses are characterized by long sales cycles, which are often in the range of 60 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when GII and ETT begin to realize revenues. As a result, GII and ETT may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues. Even if GII or ETT enters into a contract, it will have incurred substantial sales-related expenses well before it recognizes any related revenues. If the expenses associated with sales increase, if GII or ETT are not successful in their sales efforts, or if they are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.
Because much of ETT’s business is international, its financial results may be impacted by foreign exchange rate fluctuations.
     ETT generates a substantial portion of its revenues from business conducted internationally. For example, in 2005 approximately 90% of ETT’s revenues arose from services that were billed and delivered outside of the United States, although more than 50% of ETT’s 2005 revenues arose from multinational companies with headquarters in the United States. As such, ETT’s financial results are subject to fluctuations in the exchange rates between the currencies of the countries in which it operates.
Because much of ETT’s business is international, it may be subject to local foreign taxes, tariffs or other restrictions, which may reduce its profitability.
     Revenues from ETT’s foreign subsidiaries, or other locations where ETT provides or procures services, may be subject to additional taxes in some foreign jurisdictions. Additionally, some foreign jurisdictions may subject ETT to additional withholding tax requirements or the imposition of tariffs, exchange controls or other restrictions on foreign earnings. Any such taxes, tariffs, controls and other restrictions imposed on ETT’s foreign operations may increase ETT’s costs of business in those jurisdictions, which in turn may reduce ETT’s profitability.
The ability to implement and maintain the GII and ETT databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to cost-effectively provide solutions to our customers.
     To be successful, GII and ETT must increase and update information in their databases about network pricing, capacity and availability. Their ability to cost effectively provide network availability and access depends upon the information they collect from their transport suppliers regarding their networks. These suppliers are not obligated to provide this information and could decide to stop providing this information to GII and ETT at any time. Moreover, neither GII nor ETT can be certain that the information that these suppliers share with them is accurate. If we cannot continue to maintain and expand the existing databases, we may be unable to increase revenues or to facilitate the supply of services in a cost-effective manner.
     In addition, we plan to review, integrate and augment GII’s and ETT’s management information systems to facilitate management of client order, client service, billing and financial applications. GII’s and ETT’s ability to manage their businesses could be materially adversely affected if we fail to successfully and promptly maintain and upgrade the existing management information systems.
If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.
     Each of GII and ETT is the owner of certain proprietary programs, software and technology. However, neither company has any patented technology that would preclude competitors from replicating its business model; instead, each relies upon a combination of know-how, trade secret laws, contractual restrictions and copyright, trademark and service mark laws to establish and protect its intellectual property. Our success will depend in part on our ability to maintain or obtain (as applicable) and enforce intellectual property rights for those assets, both in the United States and in other countries. GII has registered some of its service marks in the United States, but has not applied for registration of any of its marks in any foreign countries. ETT has not applied for registration of any of its marks in any country, and relies exclusively on common law trademark rights in the countries in which it operates. We may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States or the member states of the European Union. Finally, although we intend to undertake reasonable measures to protect the proprietary assets of the combined operations, we cannot guarantee that we will be successful in all cases in protecting the trade secret status of certain significant intellectual property assets. If these assets should be misappropriated, if our intellectual property rights are otherwise infringed, or if a competitor should independently develop similar intellectual property, this could harm our ability to attract new clients, retain existing customers and generate revenues.
Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or otherwise operate our business.
     GII and ETT utilize data and processing capabilities available through commercially available third-party software tools and databases to assist in the efficient analysis of network engineering and pricing options. Where such technology is held under patent or other intellectual property rights by third parties, GII and ETT are required to negotiate license agreements in order to use that technology. In the future, we may not be able to negotiate such license agreements at acceptable prices or on acceptable terms. If an adequate substitute is not available on acceptable terms and at an acceptable price from another software licensor, we could be compelled to undertake additional efforts to obtain the relevant network and pricing data independently from other, disparate sources, which could involve significant time and expense and adversely affect our ability to deliver network services to customers in an efficient manner.
     Furthermore, to the extent that we are subject to litigation regarding the ownership of our intellectual property, this litigation could:
•	be time-consuming and expensive;
•	divert attention and resources away from our daily business;
•	impede or prevent delivery of our products and services; and
•	require us to pay significant royalties, licensing fees and damages.
     Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.
If GII and ETT cannot successfully integrate and operate their network operations centers, we will be unable to provide monitoring, maintenance and restoration services to clients, which could adversely affect our operating results.
     One of the primary business objectives for each of GII and ETT is to provide their clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center which each independently operates. While we currently plan to integrate these two network operations facilities, the ability to integrate and operate these network operations centers will depend on many factors, including the ability to train, manage and retain employees and integrate disparate operating systems. If we fail to successfully integrate and operate GII’s and ETT’s network operations centers, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to incur greater expenses, lose clients and make it difficult to attract new clients.
The combined GII and ETT may incur operational and management inefficiencies if new businesses or technologies are acquired, and our results of operations could be impaired.
     To further our strategy for the combined GII and ETT businesses, we may seek to acquire businesses and technologies that we believe will complement the existing businesses. Any such acquisitions would likely involve some or all of the following risks:
•	difficulty of assimilating acquired operations and personnel and information systems;
•	potential disruption of our ongoing business;
•	possibility that we may not realize an acceptable return on our investment in these acquired companies or assets;
•	diversion of resources;
•	difficulty of maintaining uniform standards, controls, procedures and policies;
•	risks of entering markets in which we have little or no experience; and
•	potential impairment of relationships with employees, suppliers or clients.
     We may need to complete these transactions in order to remain competitive. We cannot be sure that we will be able to obtain any required financing or regulatory approvals for these transactions or that these transactions will occur.
GII’s and ETT’s efforts to develop new service offerings may not be successful, in which case our revenues may not grow as we anticipate, or may decline.
     The market for telecommunications services is characterized by rapid change, as new technologies are developed and introduced, often making established technologies obsolete. For GII and ETT to remain competitive, they must continually update their service offerings to make new technologies available to their customers. To do so, GII and ETT may have to expend significant management and sales resources, which may increase their operating costs. The success of potential new service offerings by GII and ETT is uncertain and would depend on a number of factors, including the acceptance by end-user customers of the telecommunications technologies which would underlie these new service offerings, the compatibility of these technologies with existing customer information technology systems and processes, and the ability of the combined businesses to find third-party vendors that would be willing to incorporate their services with those of the combined businesses. If we are unsuccessful in developing and selling new service offerings, our revenues may not grow as we anticipate, or may decline.
If GII and ETT do not continue to train, manage and retain employees, clients may significantly reduce purchases of services.
     GII and ETT employees are responsible for providing clients with technical and operational support, and for identifying and developing opportunities to provide additional services to existing clients. In order to perform these activities, GII and ETT employees must have expertise in areas such as telecommunications network technologies, network design, network implementation and network management, including the ability to integrate services offered by multiple telecommunications carriers. They must also accept and incorporate training on GII’s and ETT’s systems and databases developed to support their operations and business model. Employees with this level of expertise tend to be in high demand in the telecommunications industry, which may make it more difficult for us to attract and retain qualified employees. If we fail to train, manage and retain GII and ETT employees, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients’ and suppliers’ communications networks, which could limit their ability to provision future services.
The regulatory framework under which GII and ETT operate could require substantial time and resources for compliance, which could make it difficult and costly for us to operate the businesses.
     In providing certain interstate and international telecommunications services, GII and ETT must comply, or cause their customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the Federal Communications Commission, or FCC, and applicable foreign regulatory authorities. In offering services on an intrastate basis, they are subject to state laws and to regulation by state public utility commissions. GII and ETT’s international services are also subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union.
     The costs of compliance with these regulations, including legal, operational and administrative expenses, may be substantial. In addition, delays in receiving or failure to obtain required regulatory approvals or the enactment of new or adverse legislation, regulations or regulatory requirements may have a material adverse effect on GII’s or ETT’s financial condition, results of operation and cash flow.
     If GII or ETT fails to obtain required authorizations from the FCC or other applicable authorities, or if they fail to comply, or are alleged to have failed to comply, with the rules of the FCC or other authorities, their right to offer certain services could be challenged and/or fines or other penalties could be imposed on them. Any such challenges or fines could cause us to incur substantial legal and administrative expenses. Furthermore, GII and ETT are dependent in certain cases on the services other carriers provide and therefore on other carriers’ abilities to retain their respective licenses in the regions of the world in which they operate. They are also dependent in some circumstances on their customers’ abilities to obtain and retain the necessary licenses. The failure of a customer or carrier to obtain or retain any necessary license could have an adverse effect on GII’s or ETT’s ability to conduct operations.
Future changes in regulatory requirements or new interpretations of existing regulatory requirements may impair the ability of GII or ETT to provide services, or may reduce their profitability.
     Many of the laws and regulations that apply to providers of telecommunications services such as GII and ETT are subject to frequent changes and different interpretations and may vary between jurisdictions. Changes to existing legislation or regulations in particular markets may limit the opportunities that are available to enter into markets, may increase the legal, administrative or operational costs of operating in those markets, or may constrain other activities, including our ability to complete subsequent acquisitions or purchase services or products, in ways that we cannot anticipate. Because GII and ETT purchase telecommunications services from other carriers, their costs and manner of doing business can also be adversely affected by changes in regulatory policies affecting these other carriers.
Required regulatory approvals may interfere with or delay potential future corporate transactions.
     As regulated companies, GII and/or ETT are or may be required to obtain the approval of the FCC and certain state and foreign regulators before completing certain types of transactions such as changes in ownership (including this business combination), acquisitions of other regulated companies, sales of all or substantial parts of their businesses, issuances of stock and incurrence of debt obligations. The regulations and approval requirements imposed on these types of transactions differ between jurisdictions. If the approvals required to complete any future transactions cannot be obtained, or if substantial delays in obtaining such approvals are encountered, it may impair our ability to enter into other transactions on favorable terms (if at all). Such events could have a material adverse effect on the operating results of the combined business.
GII and ETT depend on key personnel to manage their businesses effectively in a rapidly changing market, and our ability to generate revenues will suffer if we are unable to retain key personnel and hire additional personnel.
     The future success of the combined business will depend upon the continued services of GII’s and ETT’s executive officers and other key sales, marketing and support personnel. Neither company has “key person” life insurance policies covering any of their employees, other than a policy on the life of Christopher Britton currently maintained by ETT, nor are we certain if any such policies will be obtained or maintained in the future. In addition, we will depend in large part on the ability of the combined GII and ETT management teams, as well as H. Brian Thompson, our executive chairman, to effectively execute future strategies. Because the members of these management teams have not worked together, they will need to integrate their officers into each other’s operations.
     We may need to hire additional personnel in the future, and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.
Risks Relating to Our Securities
Fulfilling our obligations incident to being a public company will be expensive and time consuming.
     We, as a company without operations, and GII and ETT, as private companies, have maintained relatively small finance and accounting staffs. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the Federal securities laws with respect to our very limited activities, we have not been required to maintain and establish such disclosure controls and procedures and internal control as are required with respect to businesses such as GII and ETT with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.
     We do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be made by our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.
Our outstanding warrants may have an adverse effect on the market price of our common stock.
     In connection with our initial public offering, we issued warrants to purchase 16,330,000 shares of common stock. Our officers and directors and/or certain of their affiliates also hold warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 710,000 warrants. At the closing of the Acquisitions, we issued warrants to the shareholders of GII to purchase an additional 2,900,000 shares of common stock. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
We may experience volatility in earnings due to how we are required to account for our warrants and underwriters’ purchase option.

     Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF No. 00-19, the fair value of the warrants issued as part of the units issued in our initial public offering, and of the option to purchase Series A units and/or Series B units granted to the underwriters of our initial public offering, must be reported as a liability. Both the warrant agreement and the unit purchase option provide for us to attempt to register the shares underlying the warrants and units and are silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders or the option holders upon exercise. Under EITF No. 00-19, we are required to assume that this situation could give rise to us ultimately having to net cash settle the warrants or options, thereby necessitating the treatment of the warrants and purchase option as a liability. Further, EITF No. 00-19 requires us to record the warrant and purchase option liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants and purchase option will continue to be reported as a liability until such time as they are exercised, expire or we are otherwise able to modify the applicable agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant and purchase option liability at each reporting date.
If our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.
     Some of our existing stockholders are entitled to demand that we register the resale of their shares of our common stock and Class W and Class Z warrants and shares of common stock underlying their Class W and Class Z warrants at any time after we consummate the Acquisitions. If these stockholders exercise their registration rights with respect to all of these shares and warrants, there will be an additional 4,950,100 shares of common stock and 4,950,000 warrants eligible for trading in the public market. In addition, the consideration issued to the shareholders of GII at the closing of the Acquisitions includes 1,300,000 shares of our common stock, 1,450,000 of our Class W Warrants, each of which entitles the holder to purchase one share of our common stock at $5.00 per share, and 1,450,000 of our Class Z Warrants, each of which entitles the holder to purchase one share of our common stock at $5.00 per share. These securities are initially not being registered, and their resale will be restricted. However, the GII shareholders have certain registration rights, including the right to demand registration beginning three months after the closing of the Acquisitions, and will be able to sell their shares in the public market if registration is effected. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.
Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Global Market or a national exchange.
     Our securities are quoted on the Over-the-Counter Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Global Market. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Global Market or a national exchange. Although we intend to apply for listing of our common stock on the Nasdaq Global Market, we cannot assure you that we will satisfy the applicable listing requirements.
Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restate Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. *

4.2	Specimen Class W Warrant Certificate. *

4.3	Specimen Class Z Warrant Certificate. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended. *

Exhibit Number	Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report of Form 8-K of the registrant with the Securities and Exchange Commission on October 19, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

Date: November 14, 2006	By:	/s/ D. Michael Keenan
D. Michael Keenan
Chief Executive Officer

	By:	/s/ David Ballarini
David Ballarini
Interim Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restate Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. *

4.2	Specimen Class W Warrant Certificate. *

4.3	Specimen Class Z Warrant Certificate. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report of Form 8-K of the registrant with the Securities and Exchange Commission on October 19, 2006.