Form 10-K
period 2006-12-31
Global Telecom & Technology, Inc.
filed 2007-04-17
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-51211

Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8484 Westpark Drive
Suite 720
McLean, Virginia 22102
(703) 442-5500

(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
Class W Warrants
Class Z Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer  ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (1,150,000 shares of common stock and 10,580,000 shares of Class B common stock) based on the last reported sale price of each class of the registrant’s common equity on the Over-the-Counter Bulletin Board on June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $58,075,985. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2007, there were outstanding 11,608,524 shares of the registrant’s common stock, par value $.0001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Parts II and III of this Form 10-K.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information contained in this report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our ability to integrate the operations of our operating company subsidiaries;

•	our ability to obtain capital;

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	general economic conditions; and

•	our ability to maintain our databases, management systems and other intellectual property.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on either party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this report could have a material adverse effect on us.

Unless the context otherwise requires, when we use the words the “Company,” “GTT,” “we” “us,” or “our Company” in this Form 10-K, we are referring to Global Telecom & Technology, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Global Telecom & Technology, Inc.

PART I

ITEM 1.	BUSINESS

Background

Global Telecom & Technology, Inc. was incorporated in Delaware on January 3, 2005 under the name Mercator Partners Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then-unidentified operating business or businesses. On October 15, 2006, the Company acquired the outstanding capital stock of Global Internetworking, Inc., or GII, pursuant to a stock purchase agreement dated May 23, 2006, as amended. On the same date, the Company also acquired the outstanding voting stock of European Telecommunications & Technology Limited, or ETT, pursuant to an offer made to its stockholders under the laws of England and Wales. We refer to the acquisitions of GII and ETT herein collectively as the “Acquisitions.”

As a result of the Acquisitions, GII became the Americas operating subsidiary of the Company, and ETT became the European, Middle Eastern, and Asian, or EMEA, operating subsidiary of the Company. Both operating companies are multi-network operators, or MNOs. MNOs are facilities-free, technology-neutral telecommunications providers. MNOs do not own the infrastructure upon which their services are provided. Instead, they procure network capacity from existing telecommunications carriers and integrate and resell this capacity to their customers, including enterprise customers, government agencies and other telecommunications carriers. MNOs are able to bundle services provided by a number of carriers, which typically allows them to offer highly customized, cost-efficient solutions for their customers, many of whom have complex communications requirements. The MNO model is also typically attractive to customers with diverse or international telecommunications requirements.

GII and ETT were both founded in 1998, and prior to the Acquisitions, each company’s primary business was the design, delivery, and management of data networks and value-added services. Building upon this foundation, as of December 31, 2006, GTT acted as a global supplier for over 200 customers to more than 50 countries. We conduct business not by relying upon the services of any one supplier, network or technology, but rather by leveraging a wide variety of rapidly evolving terrestrial, wireless and satellite technologies available from a broad set of suppliers. To support this model and deliver our services in a cost-efficient manner, as of December 31, 2006, we had entered into purchasing agreements with over 100 suppliers and had collected information from dozens more in order to identify more than 90,000 individual locations where network providers can deliver higher-speed fiber-optic services. We have developed a proprietary suite of network planning, management and pricing software that analyzes options from among these various networks in order to identify optimal choices for design and procurement in any given case. These assets enable us to provide integrated solutions based on individual customer requirements rather than the constraints of a fixed physical network infrastructure, and to maintain a scalable, capital-efficient business model more aligned with our customers’ cost-saving objectives.

Limitations of Traditional Network Solutions

Notwithstanding recent consolidation in the telecommunications sector, there are many industry participants, including service providers, technology vendors and networks, serving various geographic regions and supporting different types of network technologies. In this multiple vendor and multiple technology landscape, a customer’s ability to obtain telecommunications and outsourced managed network services is hindered by the fact that no single service provider owns a complete and comprehensive network to service all conceivable users. Therefore, to provide complete end-to-end solutions to their clients, service providers must interconnect their networks with and purchase services from other service providers. Moreover, in such a service environment, we believe that facilities-based telecommunications carriers may not have incentives to provide complete “arms-length” management of the network connectivity and technology on behalf of their customers due to those carriers’ fundamental interests in maximizing use of their own existing network facilities. These conditions can create problems for both wholesale and retail business customers of high capacity network connectivity, managed network services and telecommunications-related professional services.

Our target customer base includes telecommunications carriers, which resell our services to their end-user customers, as well as business enterprise customers that use our services for their own corporate networks. For any given wholesale or enterprise customer, we believe that the problems associated with traditional network solutions may include:

•	significant time and expense related to sourcing, purchasing, interconnecting and managing high capacity network services purchased from multiple network service providers to meet a particular set of requirements;

•	diversion of time, money and executive focus from managing the carrier’s own network to finding and managing supplemental connectivity from other suppliers;

•	inability to obtain required levels of technical support and service from external vendors;

•	technical or administrative limitations in maintaining, monitoring and restoring service over network segments provided by multiple carriers;

•	the fact that their business requirements may not correspond to any one service provider’s telecommunications network;

•	lack of experience and information with respect to competitive network service providers, alternative technologies and optimal systems;

•	lack of systems and processes to efficiently manage multiple network service provider vendors;

•	a lack of experience in obtaining and integrating international telecommunications services for overseas business operations;

•	diversion of time, money and energy from core business activities to non-core activities such as designing, managing and maintaining an enterprise wide-area network; and

•	inability to design diverse and redundant network connections for business continuity.

We believe that businesses are increasingly attracted to the idea of using focused external “one stop shop” providers to manage the diversity of national and international networks and the competing communications technologies they use. An increasing demand for bundled, high-quality solutions that offer multi-location connectivity coupled with value-added services has spurred the demand for companies such as GTT, which can identify network service options and negotiate bandwidth deals with facilities-based operators on behalf of its customers.

Our Services

Through our operating subsidiaries, we provide the following services, integrated into three primary categories:

•	Data Connectivity: This category includes point-to-point connectivity services such as United States and international private lines, ethernet, dedicated internet access, wavelengths and dark fiber. In many cases, these connectivity services could be considered “managed” in that they often require the integration and management by the Company of multiple vendor networks within a single solution. This category also includes more value-added services, such as access aggregation and hubbing, which seek to improve cost efficiency and capacity management of individual circuit requirements. Examples include multi-hub solutions (which permit carriers and enterprises to aggregate capacity and order further circuits on an “as-needed” basis) and gateway hub solutions (which provide international-to-United States (or vice versa) standard rate conversion as well as aggregation). From time to time, we also sell equipment to assist with customer networking requirements.

•	Managed Network Services: These services include engineering solutions tailored to a customer’s needs with respect to matters such as network deployment, monitoring of network systems, and management and maintenance of those networks. Examples include roaming Internet access for enterprise customers, co-location and related environmental and power support for equipment, network security solutions, outsourced management of networks or circuits, and deployment of private managed networks to replace or supplement existing point-to-point connectivity across multiple sites.

•	Professional Services: These services include providing guidance and analysis to customers on network- and telecommunications-related requirements such as network design, continuity planning, facilities management and cost and traffic management and analysis.

Our Strategy

Our objective is to facilitate the worldwide deployment of bandwidth-intensive applications such as those described above by providing customer-centric, facilities-neutral telecommunications, managed network and information network products, services and solutions. To achieve this objective, we intend to:

•	continue to improve a systems-based service activation and service assurance capability in support of our customer base;

•	engage network solutions for our customers by selectively deploying network assets in support of specific customer requirements;

•	continue to develop products and market branding in order to supply our sales force with a focused go-to-market suite of service offerings;

•	foster greater penetration into existing customer accounts through sophisticated professional and consultative services in support of each customer’s unique network requirements, with the aim of serving as an extension of the customer’s own information technology or network planning organizations;

•	continue to establish wholesale bandwidth purchasing agreements with additional facilities-based telecommunications carriers and service providers;

•	expand our penetration of growing wholesale and retail customer segments, such as wireless network operators, cable television network operators, federal government agencies and medium to large multinational enterprises;

•	continue to expand and populate our databases and network planning software with network location and pricing information;

•	continue to stimulate demand for network services via our on-line tools; and

•	leverage our network planning and optimization capabilities into emerging network technologies and value-added services such as VoIP, security solutions, satellite platforms, broadband wireless and multiprotocol label switching.

Our Solutions

We believe we can offer the following key benefits and value propositions to customers:

Carrier- and technology-neutral approach.  Because we do not maintain a fixed network infrastructure or set of technology preferences, we can provide customers with an arms-length approach to identifying and fulfulling their wide-area network requirements. We do not have to steer customers to particular technologies or solutions to maintain network utilization, and we are incented to help customers find cost-effective solutions to their requirements. We have purchasing contracts in place with over 100 United States and international suppliers. In addition, we have compiled a proprietary database of key contact, network location and/or service capability information on more than 160 carriers, including information regarding how and where they interconnect with one another. Collectively, we believe that these agreements, relationships and industry data represent a significant competitive asset, developed over more than eight years.

Outsourced network management expertise.  We have developed significant process, technical and systems expertise related to the design, optimization and management of complex data networks worldwide. We have assembled an extensive and proprietary database of network infrastructure and integrated it with proprietary network design and management tools. We have recruited a team with significant technical, management and process expertise. Taken as a whole, we believe these assets give us the ability to effectively and efficiently manage the networks of business enterprise and wholesale customers throughout our markets. We also both consult as to the design of network solutions and implement the solutions. We believe that this ability will be in particular demand as networks become more complex and more critical to the overall performance of businesses; moreover, as networking demands become more international in scope, we believe the global perspective we can offer through our bases of operations in the United States and Europe will be attractive to customers.

Automation.  Because our carrier-neutral approach requires significant analysis of solution options across a variety of networks, we have developed several proprietary, integrated software programs, web-based interfaces and specialized databases to design and manage customer solutions efficiently. We employ our own IT development team, which consists of programmers and software designers with telecommunications experience. This team has developed two proprietary software tools that are integrated with one another:

•	Consolidated Management Database, or CMDTM, is our internally developed operations support system. It supports life cycle management of services starting with design and initial quotation, through ordering, provisioning, activation, maintenance and any ultimate disconnection. It is also used as a central, searchable database of location, capacity, service type, contact and/or pricing information for numerous carriers and network locations. The CMD system has been primarily used by our Americas operating company to date, and we are integrating it into our EMEA operations as well.

•	POP2POP® is our web-based connectivity pricing and price quote management portal. It is used by customers and prospects to obtain and manage price quotes for their high capacity bandwidth requirements. Our associated website, POP2POP.com, allows authorized users to receive a valid price quote in seconds, rather than hours or days, for private line requirements throughout the United States and from the United States to multiple foreign locations. We believe this can present a particular benefit to customers that resell services to their end customers and need to respond quickly to sales opportunities.

We believe that CMD and POP2POP represent significant competitive assets in that they help to automate solution design and pricing and enable efficient sharing and storage of information both among our personnel and with customers.

Turn-key service.  We can provide a single point of contact for design, installation and management of high capacity network services in many places throughout the world, including remote markets. We believe this capability is particularly attractive to multinational enterprise customers in that we can generate time, effort and cost savings for those customers who might otherwise be forced to put aside their own business and devote internal resources to assess the capacity, availability and pricing of services from multiple vendors, negotiate purchase arrangements with multiple carriers, manage service and maintenance relationships with multiple carriers, and potentially pay higher prices associated with a piecemeal approach to purchasing.

Cost efficiency.  We design each solution by seeking cost-effective options from the variety of service route options available. We believe this capability can provide a significant benefit for customers compared with working with facilities-based carriers that may be constrained by the need and desire to make use of their owned infrastructure. Whereas facilities-based carriers may need to utilize expensive “last mile” connections from their own networks to provide service to end user customers, by virtue of our facilities-neutral approach, our focus upon alternate solution options, and the capabilities of some of the systems and databases we utilize, we may be able to more easily identify a more optimal combination of networks that could be more efficient and cost-effective for our customers.

Network diversity.  Our industry expertise coupled with our database of network routes and facilities can enable us to design solutions that help secure required resiliency for customers. We may be able to secure carrier and route-diverse solutions, for example, which help provide a greater level of network redundancy. We believe this capability can present a significant benefit for customers in contrast to working with facilities-based carriers that often promote only one physical route to connect two or more network locations.

Customer support.  We assign a project manager to each solution we provide. This project manager is a single point of contact for customers and addresses issues that may arise during the provisioning, installation and maintenance process. The project manager also acts on behalf of the customer in all dealings with all underlying vendors. In addition, our online service management tools allow customers to log in via a web portal and review the status of their services.

Network management.  We provide a single point of contact for 24-hour-a-day, 7-day-a-week network management across multiple vendor networks. We believe this capability can provide a significant benefit for customers relative to working with a facilities-based carrier that often will only take responsibility for the portion of a service it provides directly, which would otherwise force the customer to interface with multiple carriers on a single circuit to obtain trouble resolution. Our network management service is a resource intensive effort for most industry participants.

Integration of hardware, software and telecommunications services.  Just as we take a vendor-neutral approach in selecting the underlying telecommunications infrastructure for our solutions, we adopt a similar technology-neutral approach when considering hardware, software and management solutions in providing a managed network service to customers.

Our Customers

As of December 31, 2006, our customer base was comprised of over 200 businesses that are heavy users of high-bandwidth telecommunications services. These customers included Fortune 100 companies, some of which are in the global banking, manufacturing, communications, and media industries. For the year ended December 31, 2006, no single customer accounted for more than 10% of our total consolidated revenues. Our four largest customers accounted for approximately 26.5% of consolidated revenues during this period.

As of December 31, 2006, we provided services to over 50 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Service expansion is largely customer-driven. For example, our EMEA operating company designed, implemented, and delivered, and has been subsequently managing and monitoring, a fiber-ring network around the Caribbean for an existing customer. Similarly, our Americas operating company expanded into Canada and established several new supplier relationships to support a single Internet Service Provider customer in establishing connections to multiple locations throughout the country. We will, however, decline contracts for geographic regions where infrastructure sourcing is overly challenging or when other legal or economic factors make it such that we may not be able to compete effectively against the local incumbent.

For the year ended December 31, 2006, approximately 45.5% of our consolidated revenues were attributable to our operations based in the United States, 24.5% were attributable to operations based in the United Kingdom, 16% were attributable to operations based in Germany, and 14% were attributable to other countries. No single country other than these three accounted for a material portion of our consolidated revenues by customer location during this period.

Our customer contracts for connectivity or managed services generally provide for initial terms ranging from one to three years, with some contracts also ranging up to five years or more in duration. Following the initial terms, these agreements typically renew automatically for successive month-to-month or other (e.g., quarterly or annual) specified periods, but can often be terminated by the customer without cause upon relatively little notice (e.g., thirty days) during such renewal periods. Our prices are fixed for the duration of the contract, and we typically bill in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically allow for full recovery of any amounts due from the customer for the remainder of the term (or at a minimum, our liability to the underlying suppliers).

Our Suppliers

As of December 31, 2006, we had purchase agreements with over 100 regional and international suppliers from whom we source bandwidth and other services to meet our customers’ requirements. We also have the capability and knowledge of the market to be able to identify and contract with other providers on an “as-needed”

basis to support new requirements as they arise and as flexibility demands. By partnering with these suppliers rather than owning proprietary network infrastructure, we can provide customers with the flexibility to choose an efficient core connectivity provider at each location without the need to manage multiple contracts. For example, on a domestic United States or international long-haul connection, we often contract with three different suppliers: two local suppliers at each end of the connection and another operator providing the international connection between them.

As suppliers become familiar with our business model, some provide us with updated information periodically in electronic format which allows us to maintain our databases with a minimum of manual intervention. From time to time, we enter into long-term contracts, commonly referred to as master service agreements, with suppliers for the supply and installation of network capacity and other services under terms and conditions that may vary from their normally priced offerings. Under a master service agreement, each service provided by a supplier has its own term, generally ranging from one to five years, and is governed by the terms and conditions set forth in the master service agreement. If we terminate a contract with a supplier with respect to a particular service, we are generally liable for termination charges that can equal up to the entire amount payable over the remaining term of the contract for that circuit.

We have supplier management teams within our operations groups in London, England and in McLean, Virginia. These teams are supported by our information technology and legal groups, which are responsible for acquiring updated pricing and physical location information from vendors and negotiating buy-side contracts with these vendors when appropriate. We are committed to using top-tier suppliers, and our suppler management team monitors candidate products and supplier performance.

Sales and Marketing

Sales Overview

Buyers and users of high capacity network solutions often depend on our sales personnel to gather and analyze their requirements, develop proposed solutions and negotiate commercial business terms with them. Depending on its complexity, we expect that the sales cycle for a solution can require significant sales activity and on-going presales support. The average sales cycle can take between six weeks for sales to existing customers and six months for sales to larger new customers. Because the market is highly competitive, we believe that personal relationships and quality of service delivery remain extremely important, both in establishing an initial sales relationship and in winning repeat customer business.

We therefore sell our services largely through a direct sales force located in the Washington, D.C. area, London, Düsseldorf, New York, Paris, Miami, and New Delhi. Geographic expansion of new sales and support offices is largely customer-driven as we strive to maintain a lean sales infrastructure. As of December 31, 2006, our global sales organization comprised 23 employees, with 14 of these being based in the United States. Most sales representatives have an average of five to ten years of experience in selling to multinational corporations, other enterprises and service providers and carriers. Most sales employees earn a base salary, with a sales commission based upon the revenue and/or gross margin associated with each service order. All sales employees are quota-carrying. We also employ several sales engineers to provide presales support to our sales representatives in designing solutions that are responsive to the customer’s requirements.

New customers typically start with one service, usually simple bandwidth, often on uncommon or “hard-to-reach” routes and then often gradually add services over time once they have had the opportunity to experience our service quality, reliability, and devotion to customer service. Our sales team works closely with our technical staff on an ongoing basis following receipt of a customer’s initial order to seek out additional opportunities within each customer on which we can be of service.

As of December 31, 2006, approximately 71% of our customer contracts had been signed for initial one-year, renewable terms, approximately 27% were for two years or more, and approximately 2% had been signed for an initial commitment of less than one year.

Marketing Overview

As of December 31, 2006, we employed two full-time employees — one in the United States and one in the United Kingdom — to direct our marketing efforts. We believe that our marketing efforts are best focused on generating business through industry contacts and long-term relationships with existing customers. Our marketing activities are therefore focused on building awareness and interest in our business model, our track record for performance and our value proposition among key influencers and decision makers within the largest purchasers of high capacity network solutions.

To accomplish this goal, we have implemented an integrated marketing plan that delivers its message across the following vehicles:

•	Industry trade shows and conferences. We attend industry-specific trade shows such as the European Competitive Telecommunications Association, the India IT Forum Conference, CompTel, the Global Telecom Market Forum, the Institute of Telecom Resellers in Europe and Pacific Telecommunications Council.

•	Press releases, speaking engagements and contributed articles. We seek to publicize our accomplishments, perspectives and expertise by getting editorial placement in trade magazines and on-line publications, and speaking engagements at industry events.

•	Web-based marketing. Our corporate website and the POP2POP.com pricing portal are key sources of leads.

Operations

Our operations team supports our service delivery efforts in three critical respects:

Network Operations.  The network operations function consists of three parts: project management, service provisioning and network maintenance. Project management is responsible for ensuring the successful implementation of a customer service, once a sale has been executed. A project manager is assigned to each customer requirement to ensure that the underlying network facilities required for the solution are ordered, that the customer is provided with status reports on its requirements, and that problems related to the requirement are addressed. Service provisioning is responsible for ensuring the physical interconnection, testing and activation of customer requirements. Network maintenance is responsible for receiving, tracking, prioritizing and resolving all network outages or other customer troubles. Certain operational personnel within the Company may support several or all three of these functions within the context of a given order.

IT Development and Corporate.  Our IT team is responsible for the development and maintenance of our internal OSS applications and databases, our corporate website, the POP2POP.com pricing portal and internal user support.

Supplier Management.  Our supplier management team is responsible for identifying and seeking out bids from suppliers to support specific sales opportunities, acquiring updated pricing and physical location information from existing and prospective vendors, inputting this information into our databases to support identification of efficient network solutions in response to customer demands, and negotiating buy-side contracts with these vendors as appropriate and necessary.

Competition

We face competition within each segment of our addressable market. Our competition generally falls into three general categories: competitors with similar business models, more traditional, facilities-based providers and in-house sourcing by the prospective customer itself.

Competitors with Similar Business Models.  There are companies with business models that are similar to ours. Specifically, these companies resell, integrate and manage the capacity of other telecommunications network providers and in some cases also provide value-added managed and professional services to enterprises, systems integrators, and government clients. Examples include Vanco PLC, Last Mile Connections and TNCI, Inc. Like us,

these entities sell high-capacity communications circuits and other services to enterprises, service providers and government agencies.

In addition, in selling roaming Internet access services, we compete with other providers of such services, such as Azzuri Communications and Armadillo UK Ltd. We compete with these companies in terms of quality of service and functionality, such as the provision of value-added services like enhanced security functions.

Facilities-Based Competitors.  The second type of competition we face, more specifically with respect to connectivity than managed services or professional services, comes from the wholesale and retail business divisions of facilities-based carriers.

In some cases, different business units within these carriers are also our customers and/or our suppliers. These competitors fall into the following categories:

•	Incumbent Local Exchange Carriers. This category includes companies that are regulated service providers in certain geographies, such as British Telecom, Deutsche Telecom/T-Systems, Qwest, Verizon and AT&T, as well as smaller incumbent carriers in the United States such as CenturyTel, Citizens, and Valor.

•	Long-Haul/Long-Distance Carriers. This category consists of carriers that provide service between metropolitan markets in the United States and internationally, including Global Crossing and Level 3. In certain cases, where our services include a component that relies upon satellite technology, the competition in this category may also include major providers of data satellite services such as Intelsat or Immarsat.

•	Competitive Metro Access Providers and Competitive Local Exchange Carriers. This category consists of competitive, non-incumbent carriers that provide service within metropolitan markets in the United States or international locations. Companies in this category include XO Communications, PaeTec, and Time Warner Telecom.

•	Managed Service Providers. This category consists of companies that have their own backbone and/or access networks, but do not necessarily operate as traditional carriers with respect to the kinds of services they provide. Examples include Infonet Services (now part of BT) and Equant (part of France Telecom). In addition, our colocation, network security services and other managed service solutions may compete with major colocation and data center providers, firewall and security providers, and helpdesk and IT management service organizations.

We believe that each competitor’s long-term success in the market will be driven by its available resources, such as financial, personnel, marketing and customers, and the effectiveness of its business model, such as services and product mix, cost effectiveness, ability to adapt to new technologies and channel effectiveness. We are not aware of our exact competitive position in the market, although we believe that our relative share of the market is small. Many of our competitors are substantially larger, established companies with significantly more market share than we possess. We believe that businesses in our market compete, in the case of wholesale customers, primarily on the basis of price and quality of service, and in the case of enterprise customers, primarily on the basis of quality of service, technology and, to a lesser extent, price. We believe that we compete effectively in these areas.

Service and Network Disruptions

We have two dedicated Network Operating Centers, or NOCs, in London, England and in McLean, Virginia that together operate 24 hours a day, seven days a week and monitor and analyze our service networks in order to quickly identify any network disruptions and attempt to ensure that such disruptions are minimized. In the event of a network disruption, we typically work with the applicable supplier(s) to identify the issue so that the supplier(s) can promptly solve the problem. In the rare event of a supplier ceasing its network operations or having a major issue on a segment of its network, we are generally able to re-provision capacity via alternative routes or technologies as necessary in a reasonably timely manner under the circumstances.

We also address our risks associated with service and network disruptions through our contracts with customers and suppliers. Our customer contracts typically permit a specified level of network unavailability, and provide for fee credits if the specified level is exceeded. Our corresponding contracts with suppliers typically include provisions specifying similar if not identical service levels and providing for generally equivalent credits. Accordingly, to the extent that we are obligated to provide fee credits to our customers based on network disruptions, we are typically entitled to a corresponding credit from the applicable supplier.

Government Regulation

In connection with certain of our service offerings, we may be subject to federal, state, and foreign regulations. United States federal laws and Federal Communications Commission, or FCC, regulations generally apply to interstate telecommunications and international telecommunications that originate or terminate in the United States, while state laws and regulations apply to telecommunications transmissions ultimately terminating within the same state as the point of origination. A foreign country’s laws and regulations apply to telecommunications that originate or terminate in, or in some instances traverse, that country. The regulation of the telecommunications industry is changing rapidly and varies from state to state and from country to country.

Where certification or licensing is required, carriers are required to comply with certain ongoing responsibilities. For example, we are required to submit periodic reports to the FCC and to many of the state commissions relating to the provision of services within the relevant jurisdiction. Another ongoing responsibility relates to payment of regulatory fees and the collection and remittance of surcharges and fees associated with the provision of telecommunications services. Some of our services are subject to these assessments depending upon the jurisdiction, the type of service, and the type of customer.

Because we purchase telecommunications services from other carriers, our cost of doing business can be affected by changes in regulatory policies affecting these other carriers. For example, in January 2005, the FCC released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation, such as AT&T and Verizon. The FCC tentatively concluded that it should continue to permit certain levels of pricing flexibility for these incumbents where competitive market forces are sufficient to constrain special access prices. However, the FCC will examine and seek comment on whether the current triggers for pricing flexibility accurately assess competition and whether certain aspects of special access offerings are unreasonable, such as basing discounts on previous volumes of service, tying certain charges and penalties to term commitments, and imposing use restrictions in connection with discounts. The matter is still pending before the FCC. In another matter, the FCC failed to take action by a March 2006 deadline on a Verizon petition for forbearance from certain regulatory requirements with respect to broadband transmission facilities used to serve large business customers. It therefore appears that Verizon has, by operation of law, been relieved of certain common carrier obligations on these facilities. Review of the default grant has been requested in the United States Court of Appeals for the District of Columbia, but if it is not reversed, the relief granted to Verizon could be extended to other incumbents. Particularly in light of the fact that the petition was granted by operation of law and no FCC order was released, it is unclear what impact, if any, this action could have in terms of either the cost of certain access facilities or on competition for certain business customers in the marketplace. Qwest and AT&T have also filed similar requests for forbearance at the FCC seeking the same relief as that which apparently was granted to Verizon.

In December 2006, in connection with approval of the merger of AT&T and BellSouth, the FCC accepted a condition to the merger proposed by AT&T and BellSouth that would require the new company to reduce its rates on certain special access services for 48 months. The time period was subsequently reduced by the FCC to 39 months.

Federal Regulation

Generally, the FCC has chosen not to heavily regulate the charges or practices of non-dominant carriers. For example, we are not required to tariff the interstate interexchange private line services we provide, but instead need only to post terms and conditions for such services on our website. In providing certain telecommunications services, however, we may remain subject to the regulatory requirements applicable to common carriers, such as providing services at just and reasonable rates, filing the requisite reports, and paying regulatory fees and contributing to universal service. The FCC also releases orders and takes other actions from time to time that modify the regulations applicable to services provided by carriers such as us; these orders and actions can result in additional (or reduced) reporting or payments requirements or changes in the relative rights and obligations of carriers with respect to services they provide to each other or to other categories of customers. These changes in regulation can affect the services that we provide and, in some instances, may affect demand for our services.

State Regulation

The Telecommunications Act generally prohibits state and local governments from enforcing any law, rule, or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. Generally, each carrier must obtain and maintain certificates of authority from regulatory bodies in states in which it offers intrastate telecommunications services. In most states, a carrier must also file and obtain prior regulatory approval of tariffs containing the rates, terms and conditions of service for its regulated intrastate services. A state may also impose telecommunications regulatory fees, fees related to the support for universal service, and other costs and reporting obligations on providers of services in that state. Our Americas operating company is currently authorized to provide intrastate services in more than 20 states and the District of Columbia as an interexchange carrier and/or a competitive local provider.

Foreign Regulation

Generally speaking, provision to U.S. customers of international telecommunications services originating or terminating in the United States is governed by the FCC. In addition, the regulatory requirements to operate within a foreign country or to provide services to customers within that foreign country vary from jurisdiction to jurisdiction, although in some significant respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. As opportunities arise in particular nations, we may need to apply for and acquire various authorizations to operate and provide certain kinds of telecommunications services. Although some countries require complex applications procedures for authorizations and/or impose certain reporting and fee payment requirements, others simply require registration with or notification to the regulatory agency, and some simply operate through general authorization with no filing requirement at all.

Intellectual Property

We do not own any patent registrations, applications or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems and databases. Our Americas operating company holds United States trademark registrations for its former Global Internetworking brand and its POP2POP mark.

We enter into confidentiality agreements with our employees, consultants, customers, vendors, and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries, including many of the countries within which we operate or to which we terminate services, may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could seriously harm our business.

Employees

As of December 31, 2006, we had a total of 92 employees. None of our employees are represented by labor unions. We believe that relations with our employees are good.

Executive Officers

Our executive officers and their respective ages and positions as of March 1, 2007 are as follows:

H. Brian Thompson, 67, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer since February 2007. From January 2005 to October 2006, Mr. Thompson also served as our Chief Executive Officer. Since January 2003, Mr. Thompson also has been the Chairman of Comsat International, one of the largest independent telecommunications operators serving Latin America. Mr. Thompson has also been the Chief Executive Officer of Universal Telecommunications, Inc., a private equity investment and advisory firm, focused on consolidations and start-up companies in the communications industry, since he formed it in June 1991. Since October 1998, Mr. Thompson has also served as the Co-Chairman for the Americas of the Global Information Infrastructure Commission, a multinational organization comprised of international communication industry professionals. From March 1999 to September 2000, Mr. Thompson was Chairman and Chief Executive Officer of Global TeleSystems, Inc. (formerly Global TeleSystems Group, Inc.), a provider of broadband, internet and voice services, serving businesses and carriers throughout Europe. Mr. Thompson currently serves as a member of the board of directors of the following public companies: Sonus Networks, Inc. (NASDAQ: SONS), United Auto Group Inc. (NYSE: UAG), Axcelis Technologies, Inc. (NASDAQ: ACLS), and Bell Canada International, Inc. (NEX: BI.H). Mr. Thompson serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson received a B.S. from the University of Massachusetts and an M.B.A. from Harvard Business School.

Kevin Welch, 42, has served as our Chief Financial Officer since January 2007. Prior to joining us, Mr. Welch served as Senior Vice President and Treasurer of Meristar Hospitality Corporation, a public real estate investment trust focusing on hotels and resorts in the United States, from December 2004 to May 2006. From August 2003 to October 2004, Mr. Welch served as Chief Financial Officer of Landmat International, a privately held wireless applications developer. From 1995 to 2003, Mr. Welch worked for Qwest Communications (including LCI International, Inc prior to its acquisition by Qwest in 1999). Before LCI International, Mr. Welch worked for MCI Telecommunications from 1989 to 1995. Mr. Welch holds a Masters in Business Administration from Georgetown University and received his Bachelor of Science from Colorado School of Mines.

Available Information

We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.gt-t.net.

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

Risks Relating to Our Business and Operations

Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. We may generate losses in the future and be cash flow negative during future periods.

Prior to the Acquisitions, the Company’s Americas operating company (formerly GII) and its EMEA operating company (formerly ETT) experienced net losses and operating losses for the past several fiscal years. GII used $914,349 and $272,350 in cash for operations in its fiscal years ended September 30, 2004 and 2005, respectively. In its fiscal year 2006, GII generated $476,374 in cash from operations. GII incurred net losses of $223,560, $444,964, and $350,981 for its fiscal years ended September 30, 2004, 2005, and 2006, respectively. For the period from October 1, 2006 through October 15, 2006, the date on which we completed the Acquisitions, GII achieved a net income of $35,002 and was a net user of $108,852 of cash for that period. ETT generated cash flow from operations of $1,234,754 and $242,071 during 2004 and 2005, respectively. ETT incurred net losses of $490,198 and $231,000 for the years ended December 31, 2004 and 2005, respectively. For the period from January 1, 2006 through October 15, 2006, ETT incurred a net loss of $1,268,146 and used $1,488,751 in cash to fund operations.

We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our integration, operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of December 31, 2006, we had approximately $14.1 million in cash and cash equivalents, including approximately $10.3 million in designated cash of which approximately $10.1 million is expected to be used for distribution to holders of our former Class B common stock who exercised their conversion rights in connection with their votes against the Acquisitions and presented their demands to the Company as of that date. We may have insufficient cash to fund our working capital or other capital requirements, and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Certain of the promissory notes that we have issued contain restrictive covenants. These debt instruments and other debt instruments to which we may enter into in the future may limit our ability to raise additional capital or make certain uses of additional capital as raised.

In connection with the Acquisitions, we issued promissory notes to a number of the former GII and ETT shareholders. Certain notes that now mature in April 2008 contain restrictive covenants which require, among other things, that we apply proceeds of any new issue of securities toward repayment of these notes before making any other use thereof (other than payment of the costs of the issue). These notes also contain restrictive covenants which may limit our ability to issue debt or encumber or dispose of our assets. In the event of default of one of these covenants or other default under one of these notes, among other things, the outstanding balance of the applicable note could accelerate and become immediately due. Moreover, any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain additional capital when needed under the existing restrictive covenants or any future covenants of a similar kind, this could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

We are obligated to repay several debt instruments that mature during 2008. If we are unable to raise additional capital or to renegotiate the terms of that debt, we may be unable to make the required principal payments with respect to one or more of these debt instruments.

In the aggregate, we are obligated to pay approximately $5.9 million in principal, plus accrued interest, in April 2008 with respect to the promissory notes issued to a number of the former GII and ETT shareholders in connection with the Acquisitions. In addition, we are obligated to pay $4.0 million in principal, plus accrued interest, with respect to an additional set of promissory notes issued to the former GII shareholders that mature in December 2008. We are also obligated to pay accrued interest on several earlier dates with respect to the latter set of promissory notes. If we are unable to raise additional capital or to negotiate with the noteholders regarding a deferral of the maturity of these notes or other re-financing options, we may be unable to make the principal payments and/or payments of accrued interest when due with respect to one or more of these promissory notes.

Our inability to integrate certain operations and the management teams of our operating subsidiaries could materially affect the future success of the businesses including the Company’s ability to generate positive cash flow.

The businesses of our Americas and EMEA operating companies are comparable, but were completely independent of one another — and neither transacted business with the other — prior to the consummation of the

Acquisitions. Our future revenues and profits will depend, in part, on our ability to integrate the Americas and EMEA operations, including but not limited to sales and marketing, and to deploy their business models in the countries in which the other primarily operates.

If we cannot successfully integrate our two operating subsidiaries, our revenue and profits may suffer. The integration of our Americas and EMEA operating businesses may not be successful for a number of reasons, including, but not limited to:

•	demands on management related to the increase in size after the Acquisitions;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	higher integration costs than anticipated;

•	failure to achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes Oxley Act of 2002, procedures and policies.

If we cannot successfully integrate the businesses and operations of our operating companies, we may experience material negative consequences to our business, financial condition or results of operations. Our successful integration will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. We may not be able to achieve the benefits that were intended or contemplated by management in proposing and ultimately consummating the Acquisitions.

We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.

A sizeable portion of our service revenues come from a limited number of clients. For the year ended December 31, 2006, our four largest customers accounted for approximately 26.5% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

If our customers elect to terminate their agreements with us, our business, financial condition and results of operations will be adversely affected.

Our services are sold under agreements that generally have initial terms of between one and three years. Following the initial terms, these agreements generally automatically renew for successive month-to-month, quarterly or annual periods, but can be terminated by the customer without cause with relatively little notice during a renewal period. In addition, certain government customers may have rights under federal law with respect to termination for convenience that can serve to minimize or eliminate altogether the liability payable by that customer in the event of early termination. Our customers may elect to terminate their agreements as a result of a number of factors, including their level of satisfaction with the services they are receiving, their ability to continue their operations due to budgetary or other concerns, and the availability and pricing of competing services. If customers elect to terminate their agreements with us, our business, financial condition and results of operation may be adversely affected.

Competition in the industry in which we do business is intense and growing, and our failure to compete successfully could make it difficult for us to add and retain customers or increase or maintain revenues.

The markets in which we operate are rapidly evolving and highly competitive. We currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to their products and services, including:

•	international, national, and local carriers, such as British Telecom, COLT, AT&T, Level 3, Qwest, Sprint and Verizon;

•	companies that provide collocation facilities, such as Switch & Data, AT&T and Equinix;

•	competitive access providers and local exchange carriers, such as XO Communications and RCN; and

•	virtual network operators including Vanco Plc and Azzuri Communications Limited.

The industry in which we operate is consolidating, which is increasing the size and scope of our competitors. Competitors could benefit from assets or businesses acquired from other carriers or from strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and may continue to decline.

Many of our potential competitors have certain advantages over us, including:

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

Our competitors may be able to use these advantages to:

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

If we are unable to compete successfully against our current and future competitors, our gross margins could decline and we could lose market share, which could materially and adversely affect our business.

Because our business consists primarily of reselling telecommunications network capacity purchased from third parties, the failure of our suppliers and other service providers to provide us with services, or disputes with those suppliers and service providers, could affect our ability to provide quality services to our customers and have an adverse effect on our operations and financial condition.

The majority of our business consists of integrating and reselling network capacity purchased from traditional telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. For example, in its first few years of existence, certain suppliers required one of our operating companies to agree to onerous terms such as the granting of a security lien with respect to that operating company’s accounts receivable and certain other collateral and clauses providing for the opportunity to match other suppliers’ offers. The operating company renegotiated such terms with the applicable suppliers prior to consummation of the Acquisitions. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.

Failure to satisfy term or volume commitments agreed to with suppliers could affect operating margins.

We typically enter into contracts with suppliers that are matched with respect to term and volume with the sale of services to underlying customers. Nevertheless, our Americas operating company has entered into contracts with three suppliers under which it is subject to monthly minimum purchase commitments that are effective as of December 31, 2006 in exchange for improved pricing from the suppliers. We may also enter into additional contracts with similar commitments in the future. Since each contract’s inception through December 31, 2006, the Americas operating company has had sufficient customer demand to satisfy its minimum purchase commitments with each of those suppliers, but we cannot assure you that in the future our customer demand will meet or exceed such purchase levels with each vendor. If we are unable to resell any of the network availability we have committed to purchase, our operating margins could be adversely affected.

In addition, our Americas operating company has from time to time purchased capacity under multiple-year commitments from several vendors in order to secure more competitive pricing. These multiple-year purchase commitments are not, in all cases, matched with multiple-year supply agreements to customers. In these cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would be subject to an early termination liability, which could adversely impact our operating margin. As of December 31, 2006, our Americas operating company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (by contractual right or otherwise) with respect to such terminations, was approximately $382,000.

The networks on which we depend may fail, which would interrupt the network availability they provide and make it difficult to retain and attract customers.

Our customers depend on our ability to provide network availability with minimal interruption. The ability to provide this service depends in part on the networks of third party transport suppliers. The networks of transport suppliers may be interrupted as a result of various events, many of which they cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, terrorism, sabotage, vandalism or the financial distress or other event adversely affecting a supplier, such as bankruptcy or liquidation.

We may be subject to legal claims and be liable for losses suffered by customers for our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenues and gross margins. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and in certain cases, customers may be entitled to seek to terminate their contracts with us in case of prolonged or severe service disruptions or other outages.

System disruptions could cause delays or interruptions of our services, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have attempted to design our network services to minimize the possibility of service disruptions or other outages, in addition to risks associated with third party provider networks, our services may be disrupted by problems on our own systems, including events beyond our control such as terrorism, computer viruses or other infiltration by third parties that affect our central offices, corporate headquarters, network operations centers, or network equipment. Such events could disrupt our service, damage our facilities and damage our reputation. In addition, customers may, under certain contracts, have the ability to terminate services in case of prolonged or severe service disruptions or other outages. Accordingly, service disruptions or other outages may cause us to lose customers, among other things, and could harm our results of operations.

If the products or services that we market or sell do not maintain market acceptance, our results of operations will be adversely affected.

Certain segments of the telecommunications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that our products and services will gain or obtain increased market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If carrier and enterprise connectivity demand does not continue to expand, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations.

The growth of our business will be dependent, in part, upon the increased use of carrier and enterprise connectivity services and our ability to capture a higher proportion of this market. Increased usage of enterprise connectivity services depends on numerous factors, including:

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

Our long sales and service deployment cycles require us to incur substantial sales costs that may not result in related revenues.

Our business is characterized by long sales cycles, which are often in the range of 60 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.

Because much of our business is international, our financial results may be affected by foreign exchange rate fluctuations.

Our EMEA operating company generated approximately 64% of our revenue for the year ended December 31, 2006. The EMEA operating company generates a substantial portion of its revenues from business conducted outside the United States. As such, our financial results, particularly with respect to our EMEA operating company, are subject to fluctuations in the exchange rates of the currencies of the countries in which we operate.

Because much of our business is international, we may be subject to local foreign taxes, tariffs or other restrictions, which may reduce our profitability.

Revenues from our foreign subsidiaries, or other locations where we provide or procure services internationally, may be subject to additional taxes in some foreign jurisdictions. Additionally, some foreign jurisdictions may subject us to additional withholding tax requirements or the imposition of tariffs, exchange controls or other restrictions on foreign earnings. Any such taxes, tariffs, controls and other restrictions imposed on our foreign operations may increase our costs of business in those jurisdictions, which in turn may reduce our profitability.

The ability to implement and maintain our databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to cost-effectively provide solutions to our customers.

To be successful, we must increase and update information in our databases about network pricing, capacity and availability. Our ability to provide network availability and access cost effectively depends upon the information we collect from our transport suppliers regarding their networks. These suppliers are not obligated to provide this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that these suppliers share with us is accurate. If we cannot continue to maintain and expand the existing databases, we may be unable to increase revenues or to facilitate the supply of services in a cost-effective manner.

In addition, we plan to review, integrate and augment our management information systems to facilitate management of client orders, client service, billing and financial applications. Our ability to manage our businesses could be materially adversely affected if we fail to successfully and promptly maintain and upgrade the existing management information systems.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

We own certain proprietary programs, software and technology. However, we do not have any patented technology that would preclude competitors from replicating our business model; instead, we rely upon a combination of know-how, trade secret laws, contractual restrictions and copyright, trademark and service mark laws to establish and protect our intellectual property. Our success will depend in part on our ability to maintain or obtain (as applicable) and enforce intellectual property rights for those assets, both in the United States and in other countries. Although our Americas operating company has registered some of its service marks in the United States, we have not otherwise applied for registration of any marks in any jurisdiction. Instead, with the exception of the few registered service marks in the United States, we rely exclusively on common law trademark rights in the countries in which we operate.

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

We utilize data and processing capabilities available through commercially available third-party software tools and databases to assist in the efficient analysis of network engineering and pricing options. Where such technology is held under patent or other intellectual property rights by third parties, we are required to negotiate license agreements in order to use that technology. In the future, we may not be able to negotiate such license agreements at acceptable prices or on acceptable terms. If an adequate substitute is not available on acceptable terms and at an acceptable price from another software licensor, we could be compelled to undertake additional efforts to obtain the relevant network and pricing data independently from other, disparate sources, which, if available at all, could involve significant time and expense and adversely affect our ability to deliver network services to customers in an efficient manner.

Furthermore, to the extent that we are subject to litigation regarding the ownership of our intellectual property or licensing and use of other’s intellectual property, this litigation could:

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

We may incur operational and management inefficiencies if we acquire new businesses or technologies, and our results of operations could be impaired.

To further our strategy for having combined the Americas and EMEA operating companies through the Acquisitions, we may seek to acquire additional businesses and technologies that we believe will complement the existing businesses. Any such acquisitions would likely involve some or all of the following risks:

•	difficulty of assimilating acquired operations and personnel and information systems;

•	potential disruption of our ongoing business;

•	increased indebtedness to finance the acquisitions;

•	possibility that we may not realize an acceptable return on our investment in these acquired companies or assets;

•	diversion of resources;

•	difficulty of maintaining uniform standards, controls, procedures and policies;

•	risks of entering markets in which we have little or no experience; and

•	potential impairment of relationships with employees, suppliers or clients.

We may need to complete transactions of this kind in order to remain competitive. We cannot be sure that we will be able to obtain any required financing or regulatory approvals for these transactions or that these transactions will occur.

Our efforts to develop new service offerings may not be successful, in which case our revenues may not grow as we anticipate or may decline.

The market for telecommunications services is characterized by rapid change, as new technologies are developed and introduced, often making established technologies obsolete. For our business to remain competitive, we must continually update our service offerings to make new technologies available to our customers and prospects. To do so, we may have to expend significant management and sales resources, which may increase our operating costs. The success of our potential new service offerings is uncertain and would depend on a number of factors, including the acceptance by end-user customers of the telecommunications technologies which would underlie these new service offerings, the compatibility of these technologies with existing customer information technology systems and processes, the compatibility of these technologies with our then-existing systems and processes, and our ability to find third-party vendors that would be willing to provide these new technologies to us for delivery to our users. If we are unsuccessful in developing and selling new service offerings, our revenues may not grow as we anticipate, or may decline.

If we do not continue to train, manage and retain employees, clients may significantly reduce purchases of services.

Our employees are responsible for providing clients with technical and operational support, and for identifying and developing opportunities to provide additional services to existing clients. In order to perform these activities, our employees must have expertise in areas such as telecommunications network technologies, network design, network implementation and network management, including the ability to integrate services offered by multiple telecommunications carriers. They must also accept and incorporate training on our systems and databases developed to support our operations and business model. Employees with this level of expertise tend to be in high demand in the telecommunications industry, which may make it more difficult for us to attract and retain qualified employees. If we fail to train, manage and retain our employees, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients’ and suppliers’ communications networks, which could limit our ability to provide future services.

The regulatory framework under which we operate could require substantial time and resources for compliance, which could make it difficult and costly for us to operate the businesses.

In providing certain interstate and international telecommunications services, we must comply, or cause our customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. In offering services on an intrastate basis, we may also be subject to state laws and to regulation by state public utility commissions. Our international services may also be subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union. The costs of compliance with these regulations, including legal, operational and administrative expenses, may be substantial. In addition, delays in receiving or failure to obtain required regulatory approvals or the enactment of new or adverse legislation, regulations or regulatory requirements may have a material adverse effect on our financial condition, results of operation and cash flow.

If we fail to obtain required authorizations from the FCC or other applicable authorities, or if we are found to have failed to comply, or are alleged to have failed to comply, with the rules of the FCC or other authorities, our right to offer certain services could be challenged and/or fines or other penalties could be imposed on us. Any such challenges or fines could be substantial and could cause us to incur substantial legal and administrative expenses as well; these costs in the forms of fines, penalties, and legal and administrative expenses could have a material adverse impact on our business and operations. Furthermore, we are dependent in certain cases on the services other carriers provide and therefore on other carriers’ abilities to retain their respective licenses in the regions of the world in which they operate. We are also dependent in some circumstances on our customers’ abilities to obtain and retain the necessary licenses. The failure of a customer or carrier to obtain or retain any necessary license could have an adverse effect on our ability to conduct operations.

Future changes in regulatory requirements or new interpretations of existing regulatory requirements may impair our ability to provide services, or may reduce our profitability.

Many of the laws and regulations that apply to providers of telecommunications services are subject to frequent changes and different interpretations and may vary between jurisdictions. Changes to existing legislation or regulations in particular markets may limit the opportunities that are available to enter into markets, may increase the legal, administrative or operational costs of operating in those markets, or may constrain other activities, including our ability to complete subsequent acquisitions or purchase services or products, in ways that we cannot anticipate. Because we purchase telecommunications services from other carriers, our costs and manner of doing business can also be adversely affected by changes in regulatory policies affecting these other carriers.

Required regulatory approvals may interfere with or delay potential future corporate transactions.

Because certain portions of our business are regulated and require that we obtain licenses to conduct such business, we are or may be required to obtain the approval of the FCC and certain state and foreign regulators before completing certain types of transactions such as changes in ownership, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrence of certain debt obligations. The regulations and approval requirements imposed on these types of transactions differ between jurisdictions. If the approvals required to complete any future transactions cannot be obtained, or if substantial delays in obtaining such approvals are encountered, it may impair our ability to enter into and/or consummate other transactions on favorable terms (if at all). Such events could have a material adverse effect on our operating results.

We depend on key personnel to manage our businesses effectively in a rapidly changing market, and our ability to generate revenues will suffer if we are unable to retain key personnel and hire additional personnel.

The future success, strategic development, and execution of our business will depend upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not maintain “key person” life insurance policies with respect to any of our employees, nor are we certain if any such policies will be obtained or maintained in the future. Because our Americas and EMEA operating companies have not worked together until recently following the Acquisitions, we are in the process of integrating those operations. We may need to hire additional personnel in the future, and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, the inability to integrate successfully the two companies we acquired in October 2006, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.

Risks Related to our Common Stock and the Securities Markets

We have only recently commenced operations as a public company. Fulfilling our obligations incident to being a public company will be expensive and time consuming.

Prior to the Acquisitions, we had no significant operating activities and therefore relied upon the services of an interim Chief Financial Officer for all finance and accounting functions. Similarly, prior to the Acquisitions, our Americas and EMEA operating companies operated as private companies, and therefore maintained relatively small finance and accounting staffs. We do not currently have an internal audit group. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we are starting to implement additional corporate governance practices and to adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We do not currently anticipate paying any dividends on shares of our common stock. Moreover, restrictive covenants existing in certain promissory notes that we have issued and which mature in April 2008 preclude us from paying dividends until those notes are paid in full. Any determination to pay dividends in the future will be made by our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

In connection with our initial public offering, we issued warrants to purchase 16,330,000 shares of common stock. Certain of our former and current officers and directors and/or certain of their affiliates also hold warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We also issued an option to purchase 25,000 Series A units (each now representing two shares of common stock, five Class W warrants, and five Class Z warrants) and/or 230,000 Series B units (each now representing two shares of common stock, one Class W warrant, and one Class Z warrant) to the representative of the underwriters which, if exercised, would result in the issuance of an additional 710,000 warrants. In connection with the purchase of GII, we have issued warrants to the former shareholders of that company to purchase an additional 2,900,000 shares of our common stock. The sale, or even the possibility of sale, of the shares underlying the warrants and the exercise of any purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our future financial results could be adversely impacted by asset impairments or other charges.

Under Statement of Financial Accounting Standards No. 142 (“SFAS”), “Goodwill and Other Intangible Assets”, we are required to test both goodwill and other intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value.

The value of telecommunications businesses is often volatile, and the assumptions underlying our estimates made in connection with our assessments under SFAS No. 142 may change as a result of that volatility or other factors outside of our control and may result in impairment charges. The amount of any such impairment charges under SFAS No. 142 could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities.

We may experience volatility in earnings due to how we are required to account for our warrants and underwriters’ purchase option.

Under Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF No. 00-19, the fair value of the warrants issued as part of the units issued in our initial public offering and of the option to purchase warrants underlying the Series A units and/or Series B units granted to the underwriters of our initial public offering must be reported as a liability. The warrant agreement and the underwriters’ purchase option provide for us to attempt to register the shares underlying the warrants and units and are silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders or the option holders upon exercise. Under EITF No. 00-19, we are required to assume that this situation could give rise to us ultimately having to net cash settle the warrants or options, thereby necessitating the treatment of the warrants and purchase option as a liability. Further, EITF No. 00-19 requires us to record the warrant and purchase option liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants and purchase option will continue to be reported as a liability until such time as they are exercised, expire or we are otherwise able to modify the applicable agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant and purchase option liability at each reporting date.

If our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Some of our existing stockholders are entitled to demand that we register the resale of their shares of our common stock and Class W and Class Z warrants and shares of common stock underlying their Class W and Class Z warrants at any time after we consummated the Acquisitions. If these stockholders were to exercise their registration rights with respect to all of these shares and warrants, there would be an additional 4,950,100 shares of common stock and 4,950,000 warrants eligible for trading in the public market. In addition, the consideration issued to the former GII shareholders upon the closing of our Acquisition of GII included 1,300,000 shares of our common stock, 1,450,000 of our Class W Warrants, each of which entitles the holder to purchase one share of our common stock at $5.00 per share, and 1,450,000 of our Class Z Warrants, each of which entitles the holder to purchase one share of our common stock at $5.00 per share. These securities are currently not registered, and their resale is restricted. However, the recipients of those shares and warrants in connection our purchase of GII have certain registration rights, including the right to demand registration beginning on January 15, 2007, and will be able to sell their shares in the public market if registration is effected. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

Based on public filings with the Securities and Exchange Commission made by Cannell Capital LLC in November 2006, as of that date, funds associated with Cannell Capital LLC owned approximately 5,667,097 shares of our common stock and warrants to acquire in excess of 2,000,000 additional shares of our common stock. Based on the number of shares of our common stock outstanding on March 16, 2007, without taking into account their unexercised warrants, those funds own approximately 48% of our common stock. In addition, as of March 16, 2007, our executive officers, directors and affiliated entities together beneficially owned warrants, which if exercised, would result in their beneficial ownership of approximately 33% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a securityholder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq National Market System. It is quoted on the less recognized OTC Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

Our common stock is “penny stock,” with the result that trading of our common stock in any secondary market may be impeded.

Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to SEC rules imposing additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share price below $5.00). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities. These factors severely limit the liquidity, if any, of our common stock, and will likely continue to have a material adverse effect on its market price and on our ability to raise additional capital.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and ask quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

Also, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in McLean, Virginia. Our Americas operating company leases the office facility in McLean, Virginia that serves as our corporate headquarters and as its base of operations. Our EMEA operating company is based in London, England, and leases office space to support sales offices in Düsseldorf, Germany; New York, New York; Paris, France; and New Delhi, India.

Our corporate headquarters facility in McLean is subject to a ten-year lease expiring on December 31, 2014. The lease with respect to our European headquarters in London expires on June 20, 2012, although we have a tenant’s option to terminate the lease with respect to the London office effective as of June 23, 2008 on six months’ prior written notice. We do not own any real estate. Our management believes that the Company’s properties, taken as a whole, are in good operating condition and are suitable for its business operations. As we expand our business into new markets, we expect to lease additional colocation facilities and potentially sales office facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings. From time to time, however, we or our operating companies may be involved in legal actions arising from normal business activities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of our stockholders was held on October 13, 2006. At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One:	Approval of the Acquisitions of GII and ETT and related transactions. The vote with respect to this proposal was as follows:

4,829,354 votes cast in favor, and 4,528,030 votes cast against.

Proposal Two:	Approval of the amendment and restatement of our amended and restated certificate of incorporation. The vote with respect to this proposal was as follows:

6,336,612 votes cast in favor, 1,980,420 votes cast against, and 1,543,485 abstentions.

Proposal Three:	Adoption of our 2006 Employee, Director and Consultant Stock Plan. The vote with respect to this proposal was as follows:

5,204,532 votes cast in favor, 3,107,000 votes cast against, and 1,548,985 abstentions.

Proposal Four:	The election of eight directors to serve until the 2007 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

(1) 6,495,610 votes cast for the election of H. Brian Thompson as a director, and 3,134,329 votes withheld;

(2) 6,695,610 votes cast for the election of D. Michael Keenan as a director, and 2,934,329 votes withheld;

(3) 6,695,610 votes cast for the election of Rhodric C. Hackman as a director, and 2,934,329 votes withheld;

(4) 6,706,310 votes cast for the election of Morgan E. O’Brien as a director, and 2,903,629 votes withheld;

(5) 6,706,310 votes cast for the election of Alex Mandl as a director, and 2,903,629 votes withheld;

(6) 6,706,310 votes cast for the election of Didier Delepine as a director, and 2,903,629 votes withheld;

(7) 6,706,310 votes cast for the election of Howard Janzen as a director, and 2,903,629 votes withheld; and

(8) 6,706,285 votes cast for the election of Sudhakar Shenoy as a director, and 2,903,629 votes withheld.

Proposal Five:	Approval of any adjournments or postponements of the special meeting for the purpose of soliciting additional proxies. The vote with respect to this proposal was as follows:

5,217,007 votes cast in favor, 3,169,600 votes cast against, and 1,473,885 abstentions.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Following our initial public offering in April 2005, our Series A units, Series B units, shares of common stock, shares of Class B common stock, Class W warrants and Class Z warrants were listed on the Over-the-Counter Bulletin Board under the symbols MPAQU, MPABU, MPAQ, MPAQB, MPAQW and MPAQZ, respectively.

Following the consummation of the Acquisitions in October 2006, our Class B common stock ceased trading and was thereafter deregistered. All outstanding shares of our Class B common stock were converted into common stock, subject to the rights of certain holders of our former Class B common stock who voted against the Acquisitions and properly exercised their conversion rights to have such shares converted into cash equal to their pro rata portion of the trust account into which a substantial portion of the net proceeds of the Company’s initial public offering was deposited. This conversion right amounted to $5.35 per share. As of March 31, 2007, the Company had determined that 1,860,850 shares qualified for conversion and had made the applicable payments with respect to those shares; accordingly, those shares have been canceled.

Our Series A units and Series B units ceased trading independently of the underlying shares of common stock and warrants and were deregistered in January 2007. Each Series A unit consisted of two shares of common stock, five Class W warrants and five Class Z warrants. Each Series B unit consisted of two shares of Class B common stock, one Class W warrant and one Class Z warrant. Our common stock now trades on the Over-the-Counter Bulletin Board under the symbol GTLT, and our Class W warrants and Class Z warrants trade under the symbols GTLTW and GTLTZ, respectively.

Each Class W and Class Z warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. The Class W warrants will expire at 5:00 p.m., New York City time, on April 10, 2010, or earlier upon redemption. The Class Z warrants will expire at 5:00 p.m., New York City time, on April 10, 2012, or earlier upon redemption. Prior to April 11, 2005, there was no established public trading market for our common stock. The trading of our securities, especially our Class W warrants and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the SEC.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock, warrants and units as reported on the Over-the-Counter Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

			Class B Common
	Common Stock		Stock		Class W Warrants		Class Z Warrants		Series A Units		Series B Units
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

2005
Second Quarter	$2.75	$2.25	$4.85	$4.75	$0.41	$0.36	$0.45	$0.40	$11.10	$9.16	$10.75	$10.20
Third Quarter	$3.00	$2.50	$5.00	$4.76	$0.38	$0.35	$0.52	$0.40	$9.70	$9.00	$10.60	$10.15
Fourth Quarter	$2.50	$2.25	$5.03	$4.88	$0.45	$0.345	$0.52	$0.36	$13.50	$8.85	$10.90	$10.20
2006
First Quarter	$3.30	$2.45	$5.28	$5.01	$0.54	$0.36	$0.66	$0.39	$13.10	$9.25	$11.60	$10.55
Second Quarter	$4.50	$2.50	$5.31	$5.03	$0.57	$0.30	$0.65	$0.33	$13.00	$8.40	$11.55	$10.75
Third Quarter	$2.90	$1.50	$5.24	$5.00	$0.32	$0.16	$0.35	$0.19	$8.65	$4.60	$10.76	$10.05
Fourth Quarter	$4.50	$0.66	$5.35	$3.49	$0.62	$0.06	$0.74	$0.10	$14.95	$1.68	$11.00	$6.50

As of March 16, 2007, there were approximately 35 holders of record of our common stock, 14 holders of record of our Class W warrants and 14 holders of record of our Class Z warrants.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing in certain promissory notes that we have issued and which mature as of April 2008 preclude us from paying dividends until those notes are paid in full.

Equity Compensation Plan Information

The equity compensation plan information required under this Item is incorporated herein by reference to the information provided under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Stock Performance Graph

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

The graph compares the cumulative total return of our common stock for the period since May 20, 2005 through December 31, 2006 with the Dow Jones Wilshire Microcap Index and a peer group consisting of the following companies: Equinix, Terremark, Navisite, Savvis, Vanco, interNAP, Globix, and iPass. The graph assumes that the value of the investment was $100 on May 20, 2005, and that all dividends and other distributions were reinvested. Although we consummated our initial public offering on April 15, 2005, the equity securities in that offering consisted only of Series A Units (which were comprised of two shares of common stock, five Class W warrants, and five Class Z warrants) and Series B Units (which were comprised of two shares of Class B common stock, one Class W warrant, and one Class Z warrant). The common stock did not commence trading independently from the units until May 20, 2005, and therefore that subsequent date has been utilized as the commencement date for depicting the performance of our common stock.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among Global Telecom & Technology Inc., The Dow Jones Wilshire MicroCap Index
And Peer Group

* $100 invested on 5/20/05 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Uses of Proceeds From Registered Securities

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-122303), filed under the Securities Act of 1933, effective on April 11, 2005. On April 15, 2005, we closed the sale of 575,000 of our Series A units and 5,290,000 of our Series B units registered under the Registration Statement. HCFP/Brenner Securities LLC and Morgan Joseph & Co. Inc. served as the managing underwriters.

The initial public offering price was $10.50 per Series A unit and $10.10 per Series B unit. The aggregate sale price for all of the Series A units and Series B units sold by us was approximately $59.5 million, resulting in net proceeds to us of approximately $55.0 million after payment of approximately $4.4 million in underwriting and other expenses.

Of the approximately $55.0 million in net proceeds, approximately $53.4 million was placed in a trust account, and the remaining approximately $1.6 million was used by us to fund our operations through the date of the Acquisitions, including for business, legal and accounting due diligence on prospective acquisitions and for general and administrative expenses. The amount placed in trust, including approximately $3.2 million in interest earned on the trust account through October 15, 2006, was used as follows: approximately $45 million in cash was paid to the shareholders of GII and ETT upon the closing of the Acquisitions, and the remainder was held in connection with distribution to holders of our former Class B common stock who voted against the Acquisitions and properly exercised their conversion rights.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Company and its subsidiaries appear below. We have also provided below selected financial data for the Company’s predecessors.

The Company’s historical information is derived from its consolidated financial statements as of December 31, 2006 and 2005 and for the year ended December 31, 2006 and the period from inception (January 3, 2005) to December 31, 2005, which are included elsewhere in this report. These financial statements have been audited by J.H. Cohn LLP, an independent registered public accounting firm.

The historical information for GII as predecessor is derived from the audited consolidated financial statements of GII for the period from October 1, 2006 to October 15, 2006 and the audited consolidated financial statements of GII as of and for each of its fiscal years ended September 30, 2006, 2005, and 2004, included elsewhere in this report. GII’s historical information as of and for its fiscal years ended September 30, 2003 and 2002 is derived from GII’s audited financial statements which are not included in this report. The consolidated financial statements of GII for the period from October 1, 2006 to October 15, 2006 and as of and for its fiscal year ended September 30, 2006 have been audited by J.H. Cohn LLP. The consolidated financial statements of GII for all preceding periods have been audited by Schwartz, Weissman & Co., PC and its predecessors as independent auditors.

The historical information for ETT as predecessor is derived from the audited consolidated financial statements of ETT for the period from January 1, 2006 to October 15, 2006 and the audited consolidated financial statements of ETT as of and for each of the fiscal years ended December 31, 2005 and 2004, included elsewhere in this report. ETT’s historical information as of and for the fiscal years ended December 31, 2003 and 2002 is derived from ETT’s unaudited financial statements which are not included in this report. The consolidated financial statements of ETT for the period from January 1, 2006 to October 15, 2006 have been audited by J.H. Cohn LLP. The consolidated financial statements of ETT as of and for its fiscal year ended December 31, 2005 have been audited by BDO Stoy Hayward LLP as independent auditors. The consolidated financial statements of ETT for all preceding periods have been audited by PricewaterhouseCoopers LLP as independent auditors.

The information provided below is only a summary and should be read in conjunction with each company’s consolidated financial statements and related notes and Management’s Discussion and Analysis contained elsewhere in this report. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

Historical Financial Information of the Company

		For the Period
		from Inception
	Year Ended	(January 3, 2005)
	December 31,	to December 31,
	2006	2005

Revenues	$10,470,502	$—
Operating loss	(1,816,968)	(358,892)
Interest income, net of expense	2,108,716	1,258,203
Gain (loss) on derivative liabilities	(1,927,350)	776,750
Net (loss) income	(1,847,281)	1,369,061
Net (loss) income per share, basic and diluted	$(0.15)	$0.16
Cash dividends per share	$—	$—

	As of December 31,	As of December 31,
	2006	2005

Total assets (including US Government Securities held in Trust Fund)	$98,275,028	$56,100,887
Derivative liabilities	8,435,050	6,507,700
Total current liabilities	46,059,301	6,711,733
Long-term liabilities	8,422,540	—
Common stock subject to possible conversion	—	10,926,022
Stockholders’ equity	$43,793,187	$38,463,132

Historical Financial Information of GII as Predecessor

	Oct 1 - Oct 15,	Year Ended September 30,
	2006	2006	2005	2004	2003	2002

Revenues	$825,082	$17,960,062	$14,167,849	$9,263,497	$8,671,583	$8,711,085
Income (loss) from operations	65,633	(371,932)	(701,303)	(429,188)	560,903	503,141
Net income (loss)	35,002	(350,981)	(444,964)	(223,560)	379,456	339,941
Net income (loss) per share, basic and diluted	$0.01	$(0.14)	$(0.18)	$(0.09)	$0.15	$0.14

	As of September 30,
	2006	2005	2004	2003	2002

Total assets	$4,214,996	$3,971,281	$3,103,690	$2,999,374	$2,512,937
Total current liabilities	4,095,979	3,598,492	2,357,929	2,049,226	1,942,246
Long-term liabilities	187,874	90,665	19,175	—	—
Stockholders’ (deficit) equity	$(68,857)	$282,124	$726,586	$950,148	$570,691

Historical Information of ETT as Predecessor

	Jan 1 - Oct 15,	Year Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$26,122,950	$34,711,639	$35,075,501	$26,328,311	$19,698,614
Loss from operations	(1,280,531)	(234,805)	(560,006)	(2,874,761)	(4,315,764)
Net loss	(1,268,146)	(231,000)	(490,198)	(2,858,363)	(4,210,986)
Net loss per share, basic and diluted	$(0.01)	$—	$—	$(0.02)	$(0.03)

	As of December 31,
	2005	2004	2003	2002

Total assets	$11,276,787	$14,294,212	$8,854,789	$11,470,064
Total current liabilities	14,006,156	15,872,666	11,074,117	11,098,262
Long-term liabilities	657,896	2,085,266	753,691	120,550
Stockholders’ (deficit) equity	$(3,387,265)	$(3,663,720)	$(2,973,019)	$251,252

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company

Overview

The Company was incorporated in Delaware on January 3, 2005 under the name Mercator Partners Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then-unidentified operating business or businesses.

On October 15, 2006, the Company acquired all of the outstanding capital stock of GII pursuant to a stock purchase agreement dated May 23, 2006, as amended. Under that agreement and further agreements between the Company and the GII shareholders, those shareholders received the following aggregate consideration for their sale of stock:

•	$14,000,000 in cash (less an aggregate of $1,250,000 which the shareholders agreed to defer in the form of promissory notes with an interest rate of 6%, originally due on June 30, 2007);

•	1,300,000 shares of common stock valued at $6,731,400;

•	$4,000,000 in promissory notes with an interest rate of 6%, due on December 29, 2008; and

•	1,450,000 Class W warrants and 1,450,000 Class Z warrants with an aggregate value of $467,287 based upon Black-Scholes pricing model valuation.

The notes originally due on June 30, 2007 have subsequently been amended so that the maturity date for those notes is now April 30, 2008. Further details with respect to the amendment of these notes are provided in the “— Liquidity and Capital Resources” discussion below.

On October 15, 2006, the Company also acquired the outstanding voting stock of ETT pursuant to an offer made to its stockholders under the laws of England and Wales. Under that offer and further agreements between the Company and certain ETT shareholders, those shareholders received an aggregate of $37.0 million in cash, less an aggregate of approximately $4.7 million which certain shareholders agreed to defer in the form of promissory notes with an interest rate of 6%, originally due on June 30, 2007. These notes have subsequently been amended so that their maturity date is now April 30, 2008. Further details with respect to the amendment of these notes are provided in the “— Liquidity and Capital Resources” discussion below. Following completion of the Acquisitions of GII and ETT, the Company changed its name to Global Telecom & Technology, Inc.

GII and ETT were both founded in 1998, and each company’s primary business was the design, delivery, and management of data networks and related value-added services. During the mid- to late-1990s, in the wake of the Telecommunications Act of 1996 and other comparable market-opening efforts overseas, numerous competitive telecommunications providers devoted significant resources to the deployment of physical networks. In many cases, these networks were located within the same general vicinity within larger metropolitan areas, although a number of providers also deployed network facilities in second- and third-tier metropolitan and close-in suburban markets. Rather than following many of these competitors in the capital-intensive process of building networks, GII and ETT decided to focus on identifying network assets, establishing contractual relationships with the numerous facilities-based providers that were deploying such networks, and constructing an efficient means to identify service options and deliver services using the various networks deployed by others.

As a result of the Acquisitions, GII became the Americas operating subsidiary of the Company, and ETT became the EMEA operating subsidiary of the Company. Through these operating companies, we provide services as a multi-network operator. MNOs are facilities-free, technology-neutral telecommunications providers. MNOs do not own the infrastructure upon which their services are provided. Instead, they procure network capacity from existing telecommunications carriers, and integrate and resell this capacity to their customers, including enterprise customers, government agencies and other telecommunications carriers. Building upon this foundation, as of December 31, 2006, GTT acted as a global supplier of managed network services for over 200 customers to more than 50 countries. To support this model and deliver our services, as of December 31, 2006, we had entered into purchasing agreements with over 100 suppliers, and have collected information from dozens more in order to identify more than 90,000 individual locations where network providers can deliver higher-speed fiber-optic services. We have also developed a proprietary suite of network planning, management and pricing software that analyzes options from among these various networks in order to identify optimal choices for design and procurement in any given case. Our revenue is derived primarily from the sale and activation of data networking services under contracts that can range from 12 to 60 months or more in duration.

Today, the Company believes that a number of economic factors may drive the growth of its addressable market:

•	End-user demand for bandwidth intensive business processes, services and applications. These include high speed data storage, replication and back-up for data mining, disaster recovery and business continuity applications; continued deployment of client/server and remote computing network architectures; end-user demand for streaming video and audio; and supply-chain globalization, which requires members of an industry supply chain to share large amounts of data instantaneously over multiple global regions.

•	Growing awareness of the importance of network diversity. In an era where security, business continuity, and disaster recovery are of significant interest across all aspects of the economy, governments and businesses are likely increasingly aware of the inherent value of having a highly resilient and redundant telecommunications network. Consequently, governments and enterprises may recognize the value of using a facilities-neutral approach to network design, to ensure that their mission critical applications are not being routed over a single network (and therefore a single point of failure).

•	Fragmentation of global telecom service provider market. Despite recent mergers and acquisitions, businesses that need to operate across geographies and country borders face a complex and fragmented telecom service provider market. In the United States, notwithstanding consolidation, there are a large number of licensed telecommunications carriers, many which specialize in limited geographic markets and regions. For businesses operating in regions such as Asia, Latin America and Europe, where cross-border supply chains are the norm, the problem is particularly acute because each country in the region has its own incumbent telecom carrier, its own set of telecom licensing requirements and its own telecom tariffs. In these environments, businesses may become increasingly receptive to a carrier-neutral telecom service provider that can source, integrate and maintain telecom services from multiple geographic regions while presenting a single point of contact to the end user customer.

•	Increasing complexity of network technologies. The last ten years have witnessed a technological revolution within the telecommunications industry. Traditional circuit-based, time-division-multiplexed telecom networks, which were the norm for decades, and which were well-understood by end-users, are being rapidly migrated to Internet Protocol-based networks. While this migration creates opportunities for end users to reduce costs and introduce new services, it also requires technical expertise that many end-users do not have. This skills gap could drive demand for managed network services — in which a business customer outsources network management to a third party — and for professional services, especially in the area of network security assessment and mitigation, network migration planning and IP network design.

•	Growing acceptance of network outsourcing to independent systems integrators. In an effort to control costs, simplify operations and maintain a focus on their core business objectively, businesses are increasingly receptive to outsourcing some or all of their IT and telecommunications networks to a third party. Furthermore, businesses are increasingly receptive to outsourcing their IT and telecommunications networks to systems integrators, rather than traditional facilities-based telecom carriers. This is because the systems integrators have the ability to create optimal solutions, using whatever combination of underlying vendors are needed to achieve a customer’s objectives. The systems integrator has the knowledge base to identify alternative vendors in the event the incumbent vendor does not perform adequately. The Company believes that the growing acceptance by leading businesses of outsourcing to systems integrators could drive growth in the use of multiple network operators.

Revenues, Lines of Business and Principal Services

The Company’s focus is on the delivery of carrier-neutral, facilities-neutral and technology-neutral telecommunications and Internet service solutions. It does not own a network, but rather identifies what it considers to be the best choices available (based upon factors such as technology, cost, and other operational considerations) from a variety of vendors in providing data networking solutions to customers.

The Company currently provides and generates revenues from customer payments for the following kinds of services:

•	Data Connectivity: This category includes point-to-point connectivity such as United States and international private lines, ethernet, dedicated internet access, wavelengths and dark fiber. In many cases, these connectivity services could be considered “managed” in that they often require the integration and management by the Company of multiple vendor networks within a single solution. This category also includes more value-added services, such as access aggregation and hubbing, which seek to improve cost efficiency and capacity management across individual circuit requirements. Examples include multi-hub solutions (which permit carriers and enterprises to aggregate capacity and order further circuits on an “as-needed” basis) and gateway hub solutions (which provide international-to-United States (or vice versa) standard rate conversion as well as aggregation). From time to time, the Company also sells equipment to assist with customer networking requirements. The main customers for these services are United States and international telecommunications service providers, voice over internet protocol, or VoIP, service providers, information service providers, large enterprises and government agencies. These customers buy these services either for their own internal communications networks or for resale to third parties. Approximately 68.5% of the Company’s consolidated revenues for the year ended December 31, 2006 were attributable to either single-supplier or integrated multiple-supplier data connectivity services provided to customers.

•	Managed Network Services: These services include engineering solutions tailored to a customer’s needs with respect to matters such as network deployment, monitoring, management and maintenance. Examples include roaming Internet access for enterprise customers, colocation and related environmental and power support for equipment, network security solutions, outsourced management of networks or circuits, and deployment of private managed networks to replace or supplement existing point-to-point connectivity across multiple sites. The target customers for these solutions are medium-to-large business enterprises that have multiple business locations that need to be connected with each other. Approximately 31.5% of the Company’s consolidated revenues for the year ended December 31, 2006 were attributable to managed network services provided to customers.

•	Professional Services: These services entail providing guidance and analysis to customers on network- and telecommunications-related requirements such as network design, continuity planning, facilities management and cost and traffic management and analysis. Customers for these services include medium and large business enterprises as well as traditional telecommunications service providers, internet service providers, government agencies, wireless carriers and cable television system operators. Less than 1% of the Company’s consolidated revenues for the year ended December 31, 2006 were attributable to professional services provided to customers.

Please see “— Critical Accounting Policies and Estimates — Revenue Recognition” for more information regarding our revenues.

Locations of Offices and Origins of Revenue

We are headquartered in McLean, Virginia, and we have offices in London, New York, Paris, Düsseldorf, and New Delhi. We also have sales employees based in Maryland and Florida. We maintain network operations centers in both McLean and in London. For the period, ended December 31, 2006, approximately 45.5% of our consolidated revenue was earned from operations based in the United States (including revenues from operations in the United States conducted by our EMEA operating company). Approximately 24.5% of our revenues were generated from operations based in the United Kingdom, 16% from operations in Germany, and 14% from the rest of the world.

Costs and Expenses

The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer solutions. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overheads included in these costs. The Company balances the need for vendor diversity, which is necessary for the supply of services to multinational enterprises and other carriers, with the need to use a core, consolidated base of suppliers in order to obtain more favorable pricing from those suppliers.

In most cases, the Company matches the length of each purchase contract with a supplier to each sales contract with a customer, typically between one and three years. The provisions of such customer contracts and supplier contracts are typically fixed for their stated terms unless both parties agree to any modifications. This generally allows the Company to maintain a predictable margin for the term of each such service, and the Company’s contract terms typically require customers to pay the full amount of their contract liability (or at a minimum, the Company’s underlying liability) in the event of customer cancellation or early termination.

Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business. As such, the Company considers its contracts with its suppliers to be normal purchases, according to the criteria in paragraph 10(b) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

We may occasionally have certain sales commitments to customers that extend beyond the Company’s commitments from its underlying suppliers. It is therefore possible that the Company’s margins could be adversely affected if the Company were unable to purchase extended service from a supplier at a cost sufficiently low to maintain the Company’s margin for the remaining term of its commitment to the customer. Historically, the Company has not encountered material price increases from suppliers with respect to continuation or renewal of services after expiration of initial contract terms. Although infrequent, in most cases where the Company has faced any price increase from a supplier following contract expiration, the Company has been able to locate another supplier to provide the service at a similar or reduced future cost. Based upon this historical experience and given that most of its customer contract terms are matched in duration with supplier contract terms, the Company does not believe that its existing long-term fixed-rate customer contracts are subject to any material reduction in margins that would have a material impact on its liquidity.

From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

•	Volume Purchase Commitments. Some of the service purchase contracts entered into by our Americas operating company call for certain levels of monthly payments to vendors whether or not our Americas operating company is currently utilizing the underlying capacity from those specific vendors, commonly referred to in the industry as “take-or-pay” commitments. As of December 31, 2006, the aggregate monthly obligations under all such take-or-pay commitments over the remaining terms of all of those contracts totaled approximately $975,000. All of the aggregate commitments existing as of December 31, 2006 expire by June 2008. If we were not able to satisfy such commitments via sales to underlying customers in a given month, our Americas operating company would be liable to the vendors for the shortfall in that month. In turn, a shortfall payment would have an adverse effect upon our gross margins, by increasing the cost of circuit access without the receipt of any corresponding revenue from customers against the shortfall. However, all monthly purchase commitments under take-or-pay contracts had been fully utilized by our Americas operating company through December 31, 2006, and we do not anticipate material shortfalls (if any) arising under these agreements in the foreseeable future.

•	Term Commitments. To the extent practicable, the Company matches the quantity, duration and other terms of individual purchases of communications services with sales to individual customers on a service-by-service basis. Our Americas operating company has, however, from time to time selectively purchased capacity under multiple-year commitments from some of its vendors in order to secure more competitive pricing. These multiple-year purchase commitments may not be, in all cases, matched with corresponding multiple-year commitments from customers. In such cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, our Americas operating company would either be subject to an early termination liability payable to the vendor or it would be forced to continue to pay for the service without any corresponding customer revenue attributable to the circuit. Such early termination liability would have an adverse effect upon our gross margins, by either accelerating our Americas operating company’s liability with respect to the circuit or increasing the cost of circuit access, either without the receipt of any corresponding revenue from customers against the liability. As of December 31, 2006, our Americas operating company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (pursuant to contractual right or otherwise) with respect to such terminations, was approximately $382,000.

The Company’s most significant operating expenses are employment costs. As of December 31, 2006, the Company had 92 employees, and employment costs comprised approximately 52% of total operating expenses for the year ended December 31, 2006.

Opportunities, Challenges, Risks, Trends and Uncertainties

As a facilities-neutral provider, the Company’s most significant cost of revenue is the cost of network access, consisting of payments to its capacity suppliers for network services under corresponding customer contracts. We must therefore be diligent in updating the pricing and network capabilities available from each supplier, in managing existing supplier relationships, and in identifying and cultivating new supplier relationships both in existing markets and as part of expansion efforts. Likewise, consolidation in the industry requires that we regularly assess the presence of competitive facilities in each market to locate alternative network providers wherever possible. The Company believes, however, that consolidation also presents opportunity since enterprise customers who see little choice other than their incumbent provider in the market may view a MNO such as the Company — with its ability to integrate and manage multiple underlying suppliers and provide customized network solutions — as an attractive option for alternative service delivery.

Opportunities may also exist as enterprises look to outsource more non-core functions for cost or administrative reasons. With its intellectual property in the form of software tools and information on the deployment of telecommunications networks, the Company believes it can effectively act as an outsourced telecommunications manager for the enterprise customer. Although enterprises may be reluctant to undergo transitions and leave the service of an incumbent provider, we believe that a consultative process (such as a professional service engagement) may allow customers to recognize the benefits of moving to an alternative carrier. Specifically, with its ability to integrate networks from a variety of providers and across a broad geographical range, we can provide enterprises with consultative services in the beginning to help the customer identify a service solution that fits that customer’s specific needs, and the Company can then execute and implement that strategy through a multiple-vendor, multi-

region solution that, unlike a facilities-based provider’s proposal, is not necessarily premised from the beginning on use of any one network infrastructure.

Another factor that presents both challenge and opportunity is technological change. The last decade has witnessed a technological revolution within the telecommunications industry with migration from traditional time division-multiplexed circuit networks to IP-based networks. This migration promises significant benefits for end users and efficiencies for providers, but it also requires that providers such as the Company gain a detailed understanding of and exposure to the various kinds of newer technologies in order to remain competitive in the marketplace. We believe that we are well-positioned as a facilities-neutral, technology-neutral provider to gain such understanding and exposure and to use that knowledge in serving customers, while minimizing the risk of investing in a technology platform that may be quickly superseded.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to its accompanying consolidated financial statements. The Company considers the following accounting policies to be those that require the most significant judgments and estimates in the preparation of its financial statements, and believes that an understanding of these policies is important to a proper evaluation of the reported financial results.

Revenue Recognition

Data Connectivity and Managed Network Services

The Company provides data connectivity solutions, such as dedicated circuit access, access aggregation and hubbing, managed network services and professional services to its customers. Many of these services involve arrangements with multiple elements, such as recurring and installation charges, equipment charges, and usage charges. When a sale involves multiple elements, the entire fee from the arrangement is evaluated under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consideration is allocated to respective elements based on their relative fair values and is recognized when revenue recognition criteria for each element are met. The units of accounting are based on the following criteria: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in the Company’s control.

Data connectivity and managed network services are provided under service contracts that typically provide for an installation charge along with payments of recurring charges on a monthly (or other periodic) basis for use of the services over a committed term. Our contracts with customers for data connectivity and managed network services specify the terms and conditions for providing such services. These contracts call for the Company to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide us with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by the Company and its suppliers to deliver the services. Therefore, for accounting purposes, we consider these contracts to be service contracts rather than leases pursuant to EITF 01-08.

The Company recognizes revenue for data connectivity and managed network services as follows:

•	Recurring Revenue. Recurring charges are generally billed pursuant to fixed price contracts, and are recognized ratably over the term of the contract from the date of installation. Where such charges are billed in advance, they are recorded as unearned revenue when billed. This unearned revenue is recognized monthly for as long as such service is provided and collectibility is reasonably assured. Under the service contracts, service is first considered provided upon the issuance of a start of service notice. Recurring costs relating to supply contracts are recognized ratably over the term of the contract.

•	Non-recurring Fees. Non-recurring fees typically take the form of one-time, nonrefundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from our supplier imposed pursuant to our purchase agreement. Non-recurring fees related to provisioning in connection with the delivery of recurring communications services do not have value to the customer on a standalone basis, and the Company has concluded therefore that these revenues are not a separate unit of accounting. As a result, non-recurring fees are recognized ratably over the term of service starting upon commencement of the service contract term. Installation costs related to provisioning that are incurred from independent third party suppliers, that are directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence as cost of revenues of that service contract, are capitalized as deferred contract costs and expensed proportionally over the term of service in the same manner as the deferred revenue arising from that contract.

•	Other Revenue. From time to time, we recognize revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. These revenues are earned when a customer cancels or terminates a service agreement prior to the end of its committed term. These revenues are recognized when billed if collectibility is reasonably assured. In addition, the Company occasionally sells equipment in connection with data networking and managed service applications. The Company recognizes revenue from the sale of equipment at the fixed contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectibility is reasonably assured.

•	Usage. Usage fees are recognized as the usage occurs. Unbilled revenue at the end of a period is accrued.

Professional Services

Fees for professional services are typically specified on a fee per hour basis pursuant to agreements with customers and are computed based on the hours of service provided by the Company. Invoices for professional services performed on an hourly basis are rendered in the month following that in which the professional services have been performed. Because such invoices for hourly fees are for services that have already been performed by the Company and because such work is undertaken pursuant to an executed statement of work with the customer that specifies the applicable hourly rate, we recognize revenues based upon hourly fees as billed if collectibility is reasonably assured. Less than 1% of the Company’s consolidated revenues for the year ended December 31, 2006 were attributable to professional services provided to customers, and accordingly, such revenues were not material during any period presented.

In certain circumstances, the Company engages in professional services projects pursuant to master agreements and statements of work for each project. Our professional service arrangements have typically provided for the performance of services and/or provision of deliverables on a short-term (e.g., immediate to 21-day) basis, and have involved services such as providing technical support and guidance to clients within a single day or performing assessment and analysis activities over a multi-week period. Fees from the performance of projects are specified in each executed statement of work by reference to certain agreed-upon and defined milestones and/or the project as a whole. Invoices for professional services projects are rendered pursuant to the payment plans that are specified in the executed statement of work with the customer.

Recognition of professional service revenue is determined independently of issuance of the invoice to the customer or receipt of payment from the customer. Instead, such revenue is recognized based upon the degree of delivery, performance, and completion of such professional services projects as stated expressly in the contractual statement of work. The performance, completion and delivery of obligations on projects are determinable by the Company based upon the underlying contract or statement of work terms, particularly by reference to any customer acceptance provisions or other performance criteria that may be defined in the contract or statement of work. Furthermore, even if a project has been performed, completed and delivered in accordance with all applicable contractual requirements and an invoice has been issued consistent with those contractual requirements, professional services revenues are not recognized unless collectibility is reasonably assured (assuming payment has not already been made).

In cases where a project is billed on a milestone or other partial basis, revenue is allocated for recognition purposes based upon the fair market value of the individual milestone or deliverable. For this purpose, fair market value is determined by reference to factors such as how the Company would price the particular deliverable on a standalone basis and/or what competitors may charge for a similar standalone product. Where we are unable for whatever reason to make an objective determination of fair market value of a deliverable by reference to such factors, the amount paid will only be recognized upon performance, completion and delivery of the project as a whole.

Use of Estimates

The Company does not use estimates in determining amounts of revenue to be recognized with respect to data connectivity and managed services. Each service contract for data connectivity and managed services has a fixed monthly cost and a fixed term, in addition to a fixed installation charge (if applicable). At the end of the initial term of most service contracts for data connectivity and managed services, the contracts roll forward on a month-to-month or other periodic basis and the Company continues to bill at the same fixed recurring rate. If any cancellation or termination charges become due from the customer as a result of early cancellation or termination of a service contract, those amounts are calculated pursuant to a formula specified in each contract. With respect to professional services, as described in the preceding section, each service contract has a specified project scope and terms for payments on either an hourly basis or on a project milestone basis.

Estimating Allowances and Accrued Liabilities

The Company employs the “allowance for bad debts” method to account for bad debts. Specifically, its Americas operating company records 0.55% of monthly gross revenues as an allowance for bad debts; this figure has been derived based on the historical experience of the Americas operating company in connection with bad debts. The EMEA operating company states its accounts receivable balances at amounts due from the customer net of an allowance for doubtful accounts. The EMEA operating company determines this allowance by considering a number of factors, including the length of time receivables are past due, its previous loss history, and the customer’s current ability to pay. Specific reserves are also established on a case-by-case basis by management.

In the normal course of business from time to time, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to attempt to ensure that errors in its suppliers’ billed invoices are identified and resolved. The bill verification procedures include the examination of bills, comparison of billed rates to rates shown on the actual contract documentation and logged in the Company’s operating systems, comparison of circuits billed to the Company’s database of active circuits, and evaluation of the trend of invoiced amounts by suppliers, including the types of charges being assessed. If the Company concludes by reference to such objective factors that it has been billed inaccurately, the Company accrues for the amount that it believes is owed with reference to the applicable contractual rate and, in the instances where the billed amount exceeds the applicable contractual rate, the likelihood of prevailing with respect to any dispute.

These disputes with suppliers generally fall into three categories: pricing errors, network design or disconnection errors, and taxation and regulatory surcharge errors. In the instances where the billed amount exceeds the applicable contractual rate the Company does not accrue the full face amount of obvious billing errors in accounts payable because to do so would present a misleading and confusing picture of the Company’s current liabilities by accounting for liabilities that are erroneous based upon a detailed review of objective evidence. If the Company ultimately pays less than the corresponding accrual in resolution of an erroneously over-billed amount, the Company recognizes the resultant decrease in expense in the period in which the resolution is reached. If the Company ultimately pays more than the corresponding accrual in resolution of an erroneously billed amount, the Company recognizes the resultant expense increase in the period in which the resolution is reached and during which period the Company makes payment to resolve such account.

Although the Company may dispute erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Therefore, as stated above, notwithstanding the objective nature of many of the billing errors at issue, the Company reserves an amount for potential supplier losses related to erroneous billings where the billed amount exceeds the applicable contractual rate. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. To the extent that the Company prevails with respect to a billing error, any amount in reserve that the Company is not required to pay to the supplier would represent a reduction to the Company’s cost of revenue during the period in which the resolution is reached. As of December 31, 2006, the Company had $287,301 in billing errors disputed with suppliers, for which we have accrued $88,979 in liabilities.

In instances where the Company has been billed less than the applicable contractual rate the accruals remain on the Company’s financial statements until the vendor invoices for the under-billed amount or until such time as the obligations related to the under-billed amounts, based upon applicable contract terms and relevant statutory periods in accordance with the Company’s internal policy, have passed. If the Company ultimately determines it has no further obligation related to the under-billed amounts, the Company recognizes a decrease in expense in the period in which the determination is made. Any amount in reserve that the Company is not required to pay to the supplier would represent a reduction to the Company’s cost of revenue.

Accounting for Derivative Instruments

SFAS No. 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. EITF 00-19 provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 8,165,000 Class W and 8,165,000 Class Z Warrants to purchase Common Stock included in the Series A units and Series B units sold in our initial public offering and the option issued to the underwriters in that initial public offering (the “UPO”) to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W and Class Z Warrants and the UPO provides for us to register and maintain the registration of the shares underlying the securities and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within our control and as a result, we must assume that we could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities is presented on our balance sheet in “Derivative liabilities” and the unrealized changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) on derivative liabilities.”

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W and Class Z Warrants sold in our initial public offering are publicly traded and consequently the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent that the market prices of our warrants and units increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

The UPO issued to the underwriters to purchase up to 25,000 Series A units and/or up to 230,000 Series B units is a derivative which is separately valued and accounted for on our balance sheet. While the underlying common stock shares and warrants are indexed to our common stock, the fact that the UPO, the shares underlying the UPO and the shares underlying the Class W and Class Z Warrants sold in the offering contain certain registration rights and requirements in accordance with their agreements, we have classified these instruments as a liability in accordance with EITF 00-19. These derivative liabilities have been, and will continue to be, adjusted to fair value at each period end.

The pricing model we use for determining fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss). We use a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. Due to our limited history, we use volatility rates based upon a sample of comparable corporations. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet and this volatility rate will continue to change in the future. We use the closing market price of the stock and warrant securities underlying the UPO at the end of a period in the Black Scholes model for the valuation of the UPO. The prices for our common stock and warrants will also change in the future. To the extent that the stock and warrant prices increase or decrease, our UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

Goodwill

Under SFAS No. 141, “Business Combinations,” goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, “Goodwill and Intangible Assets,” goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

Goodwill represents the Company’s allocation of the purchase price to acquire GII and ETT in excess of the fair value of the assets acquired at the date of the Acquisitions. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, has been based upon management’s evaluation and certain third-party appraisals and has been finalized.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step requires estimating the fair value of the Company’s reporting units based on discounted cash flow models, using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

Under SFAS No. 142, the Company measures impairment of its indefinite lived intangible assets, which consist of assembled workforce, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life. The Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the acquired Americas and EMEA operating companies, the useful life over which cash flows will occur, and determination of the acquired companies’ cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

Share-Based Compensation

On October 16, 2006, following the completion of the Acquisitions, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and consultants based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) prospectively, as no share-based compensation awards were granted prior to October 16, 2006. SFAS 123(R)requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards. The Company accounts for non-employee compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Recent Accounting Pronouncements

In May 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also permits an entity to choose to subsequently measure each class of recognized servicing assets or servicing liabilities using either the amortization method specified in SFAS No. 140 or the fair value measurement method. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting For Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial position and results of operations.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-03”). The scope of EITF No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records USF contributions and sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. The adoption of EITF No. 06-03 is not expected to have a material effect on the Company’s financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Results of Operations of the Company

Fiscal Year Ended December 31, 2006 compared to the period from January 3, 2005 (inception) to December 31, 2005

Overview.  Revenues for the fiscal year ended December 31, 2006 were $10.5 million, resulting entirely from the operations of the Company’s subsidiaries following the Acquisitions. The cost of revenue for the fiscal year ended December 31, 2006 was $7.8 million, and gross margin was 25.7%. The Company had no significant operating activities for the period from January 3, 2005 (the date of its inception) through December 31, 2005, and therefore it had no revenues, cost of revenue, or gross margin during this period.

Operating expenses, depreciation, and amortization were $4.5 million for fiscal year 2006, representing an increase of $4.1 million over such expenses for the prior period. Operating income (loss) and net income (loss) for fiscal year 2006 were ($1.8 million) and ($1.8 million), respectively, as compared to ($0.4 million) and $1.4 million, respectively, for the prior period.

EITF 01-34, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” provides that an acquiring entity should recognize a liability related to the deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquiring entity and that the amount assigned to that liability should be based on its estimated fair value at the acquisition date. Accordingly, as discussed below, our revenues and cost of revenue as reported below have been affected by the required treatment of deferred revenue and deferred cost on the financial statements of GII and ETT as of October 15, 2006 (the date of the Acquisitions).

		From Inception
		(January 3, 2005)
	Fiscal 2006	to December 31, 2005

Revenues	$10,470,502	$—
Cost of Revenue	7,784,193	—
Gross Margin	2,686,309	—
Operating Expenses, Depreciation and Amortization	4,503,277	358,892
Operating (Loss) Income	(1,816,968)	(358,892)
Net Income (Loss)	$(1,847,281)	$1,369,061

Revenues.  The Company was a special purpose acquisition company until its Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions or during the prior period ended December 31, 2005. Revenues during the fiscal year ended December 31, 2006 were approximately $10.5 million, reflecting sales during the period from October 16, 2006 through December 31, 2006. The fiscal year 2006 reported revenues for the Company reflect the impact of the purchase accounting treatment of deferred revenue on the financial statements of GII and ETT as of October 15, 2006. The deferred revenue balances of GII and ETT as of October 15, 2006 included non-recurring revenue related to the provisioning in connection with the delivery of recurring communications services recognized ratably over the term of service and advanced billings for recurring communications services. The purchase accounting treatment of these balances lowered the Company’s fiscal year 2006 revenues by approximately $0.8 million.

Cost of Revenue and Gross Margin.  Because the Company had no sales prior to consummation of the Acquisitions or during the period ended December 31, 2005, the Company had no corresponding cost of revenue during these periods. For the fiscal year ended December 31, 2006, cost of revenue was $7.8 million; all of these costs arose from operations after the Acquisitions. The fiscal year 2006 cost of revenue and gross margin for the Company reflect the impact of purchase accounting of deferred revenue and deferred cost on the financial statements of GII and ETT as of October 15, 2006. The deferred cost balances of GII and ETT as of October 15, 2006 included installation costs related to provisioning of service contracts. The purchase accounting treatment of these balances lowered 2006 cost of revenue by $0.1 million and, in combination with the deferred revenue impact listed above, lowered 2006 gross margin by $0.7 million.

Operating Expenses, Depreciation and Amortization.  Operating expenses, depreciation, and amortization were $0.4 million during the period ended December 31, 2005. Such expenses during this period consisted primarily of professional fees and travel costs associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company. An additional approximately $0.5 million in expenses of this kind were incurred during fiscal year 2006 prior to consummation of the Acquisitions on October 15, 2006. Total operating expenses, depreciation, and amortization for the fiscal year ended December 31, 2006 equaled $4.5 million, consisting primarily of costs associated with compensation of personnel, in addition to the costs noted in the preceding sentence and approximately $0.5 million of expenses resulting mainly from amortization of intangibles related to the Acquisitions of GII and ETT.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In the absence of objective evidence of the Company’s ability to generate future profits sufficient to absorb future tax benefits created by prior net operating losses, the Company has recorded a valuation allowance against its calculated deferred tax asset bringing the reported tax asset to zero. During 2006, the Company recognized, in accordance with SFAS No. 141, a deferred tax liability totaling $4.2 million representing the future tax due on intangible assets acquired as part of the Acquisitions, which had no tax basis at the time of purchase.

Liquidity and Capital Resources

We consummated our initial public offering on April 15, 2005. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $59.5 million. After deducting offering expenses of $4.4 million (including $0.5 million representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds and underwriting discounts of $3.6 million) net proceeds were $55.0 million. Of this amount, $53.4 million was placed in a trust account and the remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We used the net proceeds of the offering held in the trust account plus accrued interest thereon to fund the $45 million cash portion of the purchase price for the Acquisitions on October 15, 2006.

Long-Term Debt

We issued $9.9 million of unsecured promissory notes in connection with the Acquisitions, bearing interest at 6% per annum, to certain sellers of their stock in GII and ETT as a deferral of cash consideration and/or as a separate component of consideration in the transactions. As originally issued, these notes matured on the following dates or earlier under certain circumstances:

Amount Due	Original Maturity Date	Revised Maturity Date

$5.9 million	June 30, 2007	April 30, 2008
$4.0 million	December 29, 2008	N/A

The notes that were originally scheduled to mature on June 30, 2007 represented deferral of cash consideration payable in connection with the Acquisitions (the “Closing Promissory Notes”). The Closing Promissory Notes contain restrictive covenants which, among other things, require that we apply proceeds of any new issue of securities toward repayment of these notes before making any other use thereof (other than payment of the costs of the issue) and limit our ability in certain cases to issue additional debt or encumber or dispose of our assets. The entire principal balance of each Closing Promissory Note, together with accrued interest, is due and payable on the maturity date.

The notes scheduled to mature on December 29, 2008 (the “Initial Promissory Notes”) provide for 50% of the accrued interest on the unpaid principal to be due and payable to the holders on December 31, 2006. 50% of the accrued interest on the unpaid principal of the Initial Promissory Notes from the period beginning on January 1, 2007 and ending on December 31, 2007 is due and payable to the holders on December 31, 2007. All principal, and all accrued and unpaid interest, will be due and payable with respect to the Initial Promissory Notes on December 29, 2008. All accrued interest and unpaid principal shall be due and payable within five business days of the earlier of (i) a change of control of the Company, (ii) the exercise, by the holders thereof, of no less than 50% of their Class W and Class Z warrants or (iii) the issuance by the Company of debt or equity securities resulting in an aggregate capital raise by the Company of $20.0 million. The Initial Promissory Notes are subordinate to any senior indebtedness of the Company. The Initial Promissory Notes permit prepayment in whole or in part at any time by the Company.

On March 23, 2007, the Company entered into agreements with the holders of the Closing Promissory Notes to extend the maturity date of those notes to April 30, 2008 or earlier under certain circumstances. In addition, as part of these amendments, the per annum interest rate for each of the Closing Promissory Notes was changed from 6% per annum to the following subject to certain conditions:

Interest Rate
Date	(per annum)

April 1, 2007 — June 30, 2007	8%
July 1, 2007 — October 31, 2007	10%
November 1, 2007 — December 31, 2007	12%
January 1, 2008 — March 31, 2008	14%
April 1, 2008 and thereafter	16%

The Company may prepay the Closing Promissory Notes in full or in part, at any time without notice or penalty, provided that prepayment must be made against all of the Closing Promissory Notes on a pro-rata basis. The Company is not permitted to make any prepayment of any of the Initial Promissory Notes until each of the Closing Promissory Notes has been paid in full.

Former Class B Common Stock Conversions

In connection with the Acquisitions, certain holders of our then-outstanding Class B common stock voted against the Acquisitions and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from the initial public offering. The actual per-share conversion price was equal to the amount in the trust account (inclusive of any interest thereon) as of two business days prior to the Acquisitions, divided by the number of Class B shares sold in the public offering, or approximately $5.35 per share.

Following payment of the conversion amount to each former Class B stockholder who voted against the Acquisitions and validly elected conversion of his or her Class B common stock, we will cancel such shares of stock. As of December 31, 2006, the Company had cash and cash equivalents totaling $14.1 million (including designated cash to be paid to former Class B stockholders who had voted against the Acquisitions and validly exercised their rights to conversion of their shares), and the Company was in the process as of that date of reviewing submissions from shareholders who had tendered their shares for potential conversion into cash. We had neither redeemed nor canceled any shares in connection with this conversion process as of December 31, 2006. Through March 31, 2007, the Company had paid approximately $9.96 million to redeem 1,860,850 shares of stock and the converted shares have been canceled.

Liquidity Assessment

With respect to operations, as a multiple network operator, we typically have very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Our capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings and are very low as a proportion of revenue. However, from time to time the Company may provide capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.

Historically, the combined operations of the acquired companies have not been cash flow positive. As a result of the Acquisitions and the impact of any changes between an operational balance sheet for year-end 2006 and a non-operational entity balance sheet at December 31, 2005, net cash from operations for the Company in 2006 was approximately $0.2 million. Management monitors cash flow and liquidity requirements. Based on our cash and cash equivalents and our analysis of our anticipated working capital requirements, we believe we have sufficient liquidity to fund our business and meet our contractual obligations over the next 15 months from year-end 2006.

Although we believe that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, we may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations and current cash on hand, we will need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us, if at all.

Summary Quarterly Financial Data

The table below presents unaudited quarterly statement of operations data of the Company for each of the last eight quarters through December 31, 2006. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements included elsewhere in this report and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the information.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$—	$—	$—	$10,470,502
Gross margin	—	—	—	2,686,309
Loss from operations	(317,520)	(104,156)	(156,793)	(1,238,499)
Net income (loss)	(3,504,534)	4,602,244	2,800,391	(5,745,382)
Net income (loss) per share, basic and diluted	$(0.30)	$0.39	$0.24	$(0.48)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$—	$—	$—	$—
Gross margin	—	—	—	—
Loss from operations	(9,969)	(109,767)	(93,403)	(145,753)
Net income (loss)	(9,665)	367,705	(590,104)	1,601,125
Net income (loss) per share, basic and diluted	$(96.65)	$0.04	$(0.05)	$0.14

The Company’s future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which the Company cannot control.

Supplemental Information

Non-Generally Accepted Accounting Principles (“GAAP”) Basis Combined Financial Information for the Year Ended December 31, 2006 Compared to the Non-GAAP Basis Combined Financial Information for the Year Ended December 31, 2005.

As a result of the Acquisitions of GII and ETT, which occurred on October 15, 2006, we are presenting the Company’s financial statements and the financial statements of GII and ETT as predecessors of the Company separately and presenting a separate Management’s Discussion and Analysis of Financial Condition and Results of Operations for both GII and ETT. See “— Results of Operations of Global Internetworking, Inc. as Predecessor” and “— Results of Operations of European Telecommunications & Technology Limited as Predecessor.” Because the Company had no material business or operations prior to October 15, 2006, we are presenting below the Company’s results of operations, combined on an arithmetic basis, with those of GII and ETT for the relevant periods of each company during the years ended December 31, 2005 and 2006. We refer to such combined financial information as being presented on a “non-GAAP combined” basis and when we refer to “2005” and “2006” in this section, we are referring to the non-GAAP combined years ended December 31, 2005 and 2006, respectively. Such non-GAAP combined financial information only constitutes the arithmetic sums described above with respect to those periods and does not give effect to purchase accounting, cost savings, interest expense or other pro forma adjustments resulting from the acquisitions of GII and ETT for periods prior to October 16, 2006. The Company’s historical financial information for the period from October 16, 2006 to December 31, 2006 gives effect to purchase accounting adjustments in accordance with SFAS No. 141.

We are presenting and analyzing below non-GAAP combined financial information with respect to the Company and its predecessors for informational purposes only because we believe that presenting such non-GAAP financial information will be useful to investors. Because of the method by which the non-GAAP combined financial information was compiled, our analysis compares results of different companies over different periods, and the non-GAAP combined financial information may not be indicative of the Company’s future results or of what the Company’s results would have been had the acquisitions of GII and ETT occurred as of the first day of the periods presented. Therefore, you should not consider the non-GAAP combined financial information in isolation or view it as a substitute for any financial information of the Company, GII or ETT that is prepared in accordance with GAAP. You should read the non-GAAP combined financial information and this analysis in conjunction with “— Results of Operations of Global Internetworking, Inc. as Predecessor” and “— Results of Operations of European Telecommunications & Technology Limited as Predecessor” and the financial statements included in this annual report on Form 10-K.

	Historical
	Predecessor	Historical	Historical		Historical	Historical	Historical
	GII	Predecessor	Successor	Non-GAAP	Predecessor	Predecessor	Successor	Non-GAAP
	Twelve Months	ETT	Mercator	Combined	GII	ETT	Mercator/GTT	Combined
	Ended	Year Ended	Year Ended	Year Ended	January 1-	January 1-	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 15,	October 15,	December 31,	December 31,
	2005(1)	2005(5)	2005(5)	2005(2)	2006(3)	2006(5)	2006(5)	2006(4)
	(Unaudited)			(Unaudited)	(Unaudited)			(Unaudited)

Revenue
Telecommunications revenue sold	$15,279,104	$34,711,639	$—	$49,990,743	$14,636,595	$26,122,950	$10,470,502	$51,230,047
Operating Expenses
Cost of Revenue	10,508,255	24,506,895	—	35,015,150	10,256,797	18,583,780	7,784,193	36,624,770
Selling, General & Administrative	5,560,857	10,170,036	358,892	16,089,785	4,229,496	8,625,233	3,981,423	16,836,152
Depreciation and Amortization	124,427	269,513	—	393,940	11,923	194,468	521,854	728,245
Operating (loss) income	$(914,435)	$(234,805)	$(358,892)	$(1,508,132)	$138,379	$(1,280,531)	$(1,816,968)	$(2,959,120)

(1)	Represents the arithmetic combination of (a) the results of operations of GII for its fiscal year ended September 30, 2005, plus (b) the results of operations of GII for its quarter ended December 31, 2005, minus (c) the results of operations of GII for its quarter ended December 31, 2004. GII’s results of operations for the twelve months ended December 31, 2005 are being presented here solely for the purpose of computing our non-GAAP combined financial statements for the year ended December 31, 2005 and are not indicative of what GII’s results of operations would be for its fiscal year. You should not consider GII’s results of operations for the twelve months ended December 31, 2005 in isolation. Please read GII’s historical financial information contained in this annual report on Form 10-K as well as “— Results of Operations of Global Internetworking, Inc. as Predecessor.”

(2)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the year ended December 31, 2005, plus (b) the results of operations of GII for the twelve months ended December 31, 2005, plus (c) our stand-alone results of operations for the year ended December 31, 2005.

(3)	Represents the arithmetic combination of (a) the results of operations of GII for its fiscal year ended September 30, 2006, plus (b) the results of operations of GII for its period from October 1, 2006 to October 15, 2006, minus (c) the results of operations of GII for its quarter ended December 31, 2005. GII’s results of operations for the period from January 1, 2006 to October 15, 2006 are being presented here solely for the purpose of computing our non-GAAP combined financial information for the year ended December 31, 2006 and are not indicative of what GII’s results of operations would be for that period. You should not consider GII’s results of operations for the period from January 1, 2006 to October 15, 2006 in isolation. Please read GII’s historical financial statements contained in this annual report on Form 10-K as well as “— Results of Operations of Global Internetworking, Inc. as Predecessor.”

(4)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from January 1, 2006 to October 15, 2006, plus (b) the results of operations of GII for the period from January 1, 2006 to October 15, 2006, plus (c) our stand-alone results of operations for the year ended December 31, 2006.

(5)	The historical financial information for ETT for the year ended December 31, 2005 has been audited by BDO Stoy Hayward LLP. The historical financial information for Mercator for the year ended December 31, 2005, for ETT for the period from January 1, 2006 to October 15, 2006, and for Mercator/GTT for the year ended December 31, 2006 has been audited by J.H. Cohn LLP.

Revenue.  Revenue on a non-GAAP combined basis grew 2.5% from 2005 to 2006. Under SFAS No. 141, $0.8 million of deferred revenue that existed as of October 15, 2006 and was received during the period from October 15, 2006 to December 31, 2006 was not included in the Company’s reported revenues for that period or in the Company’s non-GAAP combined revenues for 2006 and was instead recorded as a part of goodwill as a result of the Acquisitions. The associated cost of those revenues was recorded as $0.1 million. Including the $0.8 million of revenues, non-GAAP combined revenues would have grown by 4.1% from 2005 to 2006. Non-GAAP combined revenue growth for 2006 was due primarily to internal sales growth for both operating units. Non-GAAP combined revenues in 2006 were negatively impacted by contract expirations in late 2005 and 2006. In particular, a large multinational customer restructured its European operations and had approximately $4.9 million in annual contract revenue expire in late 2005 and 2006, which negatively impacted the 2006 revenue performance. In 2006, non-GAAP combined revenue also benefited from an increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.82069 in 2005 to $1.84358 in 2006.

Cost of Revenue and Gross Margin.  On a non-GAAP combined basis, the Company’s cost of revenue of $35.0 million in 2005 resulted in a non-GAAP combined gross margin of 30%. For 2006, non-GAAP combined cost of revenue of $36.6 million resulted in a non-GAAP combined gross margin of 28.5% for the year. The purchase accounting treatment of the costs related to the deferred revenue mentioned in the preceding paragraph also resulted in a corresponding reduction of non-GAAP combined cost of revenue for 2006 of $0.1 million. Taking account of the deferred revenue and associated deferred cost in 2006, non-GAAP combined gross margin would have been 29.4%. Gross margins were impacted slightly negatively in 2006 by excess circuit costs following the business failure of one customer in early 2006, although the lower margin on new European sales in 2006 was offset to some degree by improved supplier costs.

Selling, General and Administrative.  Non-GAAP combined selling, general and administrative expenses for 2006 of $16.8 million increased by $0.7 million over 2005. The increase was due primarily to additional costs of approximately $0.5 million of option exercise expense incurred as a result of the Acquisitions. Additionally, following the Acquisitions, the Company began to incur additional expenses in late 2006 related to being a public company with substantial operations.

Results of Operations of Global Internetworking, Inc. as Predecessor

Period from October 1, 2006 through October 15, 2006

Overview.  This section of management’s discussion and analysis of GII addresses the results of operations for the period of time between October 1, 2006 (the first day of GII’s fiscal year) and October 15, 2006 (the date upon which GII was acquired by the Company). Given that this period is only 15 days, the Company does not believe that a comparison to any particular preceding period would be of significant meaning or use.

During the period between October 1, 2006 and October 15, 2006, sales were $0.8 million. The cost of circuit access was $0.5 million, and gross margin was 34%. Operating expenses, including depreciation and amortization, were $0.2 million during this 15-day period. GII did not realize any significant sales between October 1, 2006 and October 15, 2006, and believes that its business was largely carried on in the ordinary course during this 15-day period.

Fiscal Year Ended September 30, 2006 compared to Fiscal Year Ended September 30, 2005

Overview.  During the fiscal year ended September 30, 2006, sales were $18.0 million, representing a 26.8% increase over sales for the prior fiscal year. The cost of circuit access was $12.8 million, as compared to $9.4 million for the fiscal year ended September 30, 2005. Gross margin decreased from 33.5% for the fiscal year ended September 30, 2005 to 28.6% during the fiscal year ended September 30, 2006. Operating expenses, depreciation and amortization were $5.5 million for fiscal year 2006, representing an increase of 1.2% over such expenses for the prior fiscal year.

The following table sets forth certain items from GII’s consolidated statements of operations for the fiscal years ended September 30, 2006 and 2005.

	Fiscal 2006	Fiscal 2005

Revenues	$17,960,062	$14,167,849
Cost of Revenue	12,821,009	9,424,964
Gross Margin	5,139,053	4,742,885
Operating Expenses, Depreciation and Amortization	5,510,985	5,444,188
Operating (Loss)	(371,932)	(701,303)
Net (Loss)	$(350,981)	$(444,964)

Revenues.  Sales during the fiscal year ended September 30, 2006 increased by 26.8%, from $14.2 million to $18.0 million, compared to the preceding fiscal year. This increase reflected continuing returns from prior investments in sales personnel and efforts to market a broader range of services to a diverse set of potential customers and to focus upon improving sales relationships with existing customers. A significant portion of the revenue increase (approximately 84%) during this period was attributable to additional sales to existing customers, although 32 new customers purchased services from GII during fiscal year 2006 as compared to the preceding fiscal year. GII does not believe that pricing changes contributed in any material respect to the increase in revenues, and GII’s rate of disconnection of services by customers decreased slightly with 1.8% of revenue per month during fiscal year 2006 compared to 2.1% of revenue per month during the preceding fiscal year.

Cost of Revenue and Gross Margin.  During fiscal year ended September 30, 2006, cost of revenue increased by 36%, from $9.4 million to $12.8 million, as compared to the prior year. The increased cost of revenue in fiscal year 2006 was primarily attributable to the corresponding 26.8% growth in services sold, the business failure of a single customer, which resulted in approximately $0.2 million in total circuit access costs during fiscal year 2006 against which GII received no future benefit, and $0.2 million in charges in fiscal year 2006 associated with other circuits for which GII was liable but for which it had no corresponding customer commitments during the period. As a result of this significant customer’s business failure and these other factors, gross margin declined from 33.5% to 28.6% as compared to the same period in the preceding fiscal year.

Operating Expenses, Depreciation and Amortization.  Operating expenses, depreciation, and amortization were $5.5 million for the fiscal year ended September 30, 2006, a 1.2% increase as compared to such expenses for the preceding fiscal year. As a percentage of revenue, GII’s operating expenses, depreciation, and amortization decreased from 38.4% in the prior fiscal year to 30.7% in the fiscal year ended September 30, 2006. Operating expenses consisted primarily of compensation of personnel. Depreciation and amortization were $47,464 for the fiscal year ended September 30, 2006, compared to $0.1 million for the fiscal year ended September 30, 2005.

Income Taxes

GII reported its income taxes in accordance with SFAS No. 109. Under this method, a deferred tax asset or liability is recognized based on the difference between the financial statement and income tax basis of accounting for assets and liabilities, then measured using existing income tax rates. At September 30, 2006, the deferred tax asset consisted principally of net operating loss (NOL) carryforwards and differences in depreciation for book purposes versus tax depreciation, as well as adjustments for deferrals and accruals. At September 30, 2005, the deferred tax asset was comprised principally of NOL carryforwards and differences in depreciation for book purposes versus tax depreciation.

During the fiscal years ended September 30, 2006 and 2005, GII incurred taxable losses of $306,970 and $650,153, respectively. The fiscal 2006 NOL created $111,142 of future tax benefit calculated at a 38.62% combined federal and state tax rate, and the 2005 NOL created $277,355 of future tax benefit calculated at a 42.66% combined federal and state tax rate. GII also had a taxable loss of $389,886 during the fiscal year ended September 30, 2004, which created $166,326 of future tax benefit claimed at a 42.66% combined federal and state tax rate.

Under current tax law, tax NOLs must be carried back for two years before being carried forward. In the event of a change in ownership of GII, these income tax benefits are subjected to limitations described in Internal Revenue Code Section 382 (b)(1), which require GII to limit the post-change-in-control carryforwards to an amount not to exceed the value of GII immediately before the change of control, multiplied by the Federal long-term tax-exempt rate.

The entire $306,970 tax loss in fiscal 2006 will be carried forward through (if not utilized prior to) 2021, net of the deferred tax liability arising from book/tax depreciation and other timing differences. An amount equal to $480,987 of GII’s tax loss in fiscal 2005 was offset by taxable income from the fiscal year ended September 30, 2003, and $169,166 will be offset by future income, net of the deferred tax liability arising from book/tax depreciation differences. GII’s NOL in fiscal 2004 was fully offset by taxable income from the fiscal year ended September 30, 2002. This NOL gives rise to income tax refunds receivable of $205,189 arising from the fiscal 2005 loss, and $166,326 arising from the fiscal 2004 loss, totaling $371,515 in tax refunds receivable at September 30, 2005.

In order for GII to recognize the tax benefit arising from the fiscal 2006 and 2005 NOL carryforwards, or from other net tax assets resulting from timing differences, management is required to identify objective factors which indicate that GII is more likely than not to achieve near-term future profitability sufficient to absorb the previous losses. The losses incurred over the current and preceding fiscal years were planned and anticipated by management in connection with its strategic plan to accelerate hiring to promote sales growth through additional market penetration and operational capabilities. GII continued to carefully manage its expenses and its contract and other business risks, and believed that it had made steady progress toward future profitability beginning in fiscal 2007. However, in recognition of the fact that these factors constituted subjective rather than objective evidence of future profitability, GII’s management elected to recognize a valuation allowance of 100% with respect to all future tax benefits at September 30, 2006, bringing the net realizable future value of the net operating loss carryforward to zero. An amount equal to $72,167 of tax benefit arising from the fiscal 2005 loss, less $9,985 of tax liability arising from the book to tax depreciation difference, is the subject of a $62,182 valuation allowance, bringing the net realizable future value of the remaining fiscal 2005 net operating loss carryforward to zero.

Amended tax returns for fiscal 2002 and fiscal 2003 were filed during the fourth calendar quarter of 2006 to claim the refunds from the NOL created in fiscal 2002, 2003 and 2004.

Fiscal Year Ended September 30, 2005 compared to Fiscal Year Ended September 30, 2004

Overview.  Sales increased 52.9% from $9.3 million in fiscal 2004 to $14.2 million in fiscal 2005. The cost of circuit access increased 55.5%, from $6.1 million in fiscal 2004 to $9.4 million in fiscal 2005, causing gross margin to decline from 34.6% to 33.5%. Operating expenses increased by 50.0% during fiscal 2005, from $3.6 million to $5.4 million, due to the hiring of additional personnel to support GII’s current and anticipated continued future growth and a move to larger headquarters space in November 2004. The combination of decreased gross margin and increased operating and administrative expenses resulted in a net loss of $444,964 during fiscal 2005.

The following table sets forth certain items from GII’s statements of operations for the fiscal years ended September 30, 2005 and 2004.

	Fiscal 2005	Fiscal 2004

Revenues	$14,167,849	$9,263,497
Cost of Revenue	9,424,964	6,062,912
Gross Margin	4,742,885	3,200,585
Operating Expenses, Depreciation and Amortization	5,444,188	3,629,773
Operating Loss	(701,303)	(429,188)
Net Loss	$(444,964)	$(223,560)

Revenues.  Sales increased 52.9%, from $9.3 million to $14.2 million, between fiscal 2004 and fiscal 2005. This increase was attributable to results from continuing investments in sales personnel and marketing efforts, including significant contracts entered into with several enterprise and government-related customers during this period. In particular, approximately 72.8% of GII’s revenue increase between fiscal 2004 and fiscal 2005 was attributable to additional sales to existing customers, although 40 new customers also purchased services from GII during this period. Furthermore, GII’s monthly rate of service disconnection, representing customers that disconnect services following expiration of the service term, decreased to 2.1% of revenue per month during fiscal 2005, as compared to 3.4% of revenue per month during fiscal 2004, meaning that services tended to remain active and therefore generate revenue for a longer period on average than they did during fiscal 2004. GII does not believe that pricing changes contributed in any material respect to the increase in revenues.

Cost of Revenue and Gross Margin.  Cost of revenue increased 55.5%, from $6.1 million in fiscal 2004 to $9.4 million in fiscal 2005. This increase was higher (as a relative percentage) than the increase in revenues over the same period, thereby resulting in a decline in gross margin from 34.6% to 33.5% between fiscal 2004 and fiscal 2005. The decline in gross margin can be attributed to the sale of a significant service to one customer with a gross margin of 18.3%.

Operating Expenses, Depreciation and Amortization.  Operating expenses increased by 50.0%, from $3.6 million to $5.4 million, between fiscal 2004 and fiscal 2005. Specifically, of the $1.8 million increase in operating expenses, $1.5 million, or 80.5%, was attributable to increased compensation of personnel as compared to the same period in the prior fiscal year. The increase reflected ongoing hiring of sales and operational personnel in order to support the expected growth of GII’s business. GII further increased its sales staff, hired several experienced operational personnel and increased its marketing expenditures by an additional $67,000. GII also moved to new headquarters during fiscal 2005 to accommodate its growth, resulting in a 45% increase, or $51,000, in annual rental expense. Depreciation and amortization were $109,135 for fiscal 2005, compared to $58,224 for fiscal 2004. Property and equipment are reflected at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the related assets ranging from three to seven years. Fixed assets primarily consisted of items such as computers, phone systems, and furniture and fixtures for internal use. During fiscal 2005, GII purchased telecommunications equipment assets in connection with the activation of a leased fiber ring for a customer and to deploy a transport hub facility to support future sales. In addition, the move to new headquarters necessitated capital expenditures for equipment and facilities.

Income Taxes

GII reported its income taxes in accordance with SFAS No. 109. Under this method, a deferred tax asset or liability is recognized based on the difference between the financial statement and income tax basis of accounting for assets and liabilities, then measured using existing income tax rates. At September 30, 2005, the deferred tax asset was comprised principally of NOL carryforwards and differences in depreciation for book purposes versus tax depreciation.

During the fiscal years ended September 30, 2005 and 2004, GII incurred taxable losses of $650,153 and $389,886, respectively. The fiscal 2005 NOL creates $277,355 of future tax benefit calculated at a 42.66% combined federal and state tax rate, and the fiscal 2004 NOL creates $166,326 of future tax benefit calculated at a 42.66% combined federal and state tax rate.

Under current tax law, tax NOLs must be carried back for two years before being carried forward. In the event of a change in ownership of GII, these income tax benefits are subjected to limitations described in Internal Revenue Code Section 382 (b)(1), which require GII to limit the post-change-in-control carryforwards to an amount not to exceed the value of GII immediately before the change of control, multiplied by the Federal long-term tax-exempt rate.

$480,987 of GII’s tax loss in fiscal 2005 was offset by taxable income from the fiscal year ended September 30, 2003, and $169,166 will be offset by future income, net of the deferred tax liability arising from book/tax depreciation differences. GII’s NOL in fiscal 2004 was fully offset by taxable income from the fiscal year ended September 30, 2002. This NOL gives rise to income tax refunds receivable of $205,189 arising from the fiscal 2005 loss, and $166,326 arising from the fiscal 2004 loss, totaling $371,515 in tax refunds receivable at September 30, 2005.

The remaining $72,167 of tax benefit arising from the fiscal 2005 NOL, less $9,985 of tax liability arising from the book to tax depreciation difference, is the subject of a $62,182 valuation allowance, bringing the net realizable future value of the remaining fiscal 2005 remaining net operating loss carryforward to zero. In order for GII to recognize the tax benefit arising from the fiscal 2005 NOL carryforward, management is required to identify objective factors which indicate that GII is more likely than not to achieve near-term future profitability sufficient to absorb the previous losses.

The losses over the preceding two fiscal years were planned and anticipated by management in connection with its strategic plan to accelerate hiring to promote sales growth through additional market penetration and operational capabilities. GII continued to manage carefully its expenses and its contract and other business risks, and believed that it had made steady progress toward future profitability beginning in fiscal 2006. However, in recognition of the fact that these factors constitute subjective evidence of future profitability, GII’s management elected to recognize a valuation allowance of 100% with respect to the $62,182 tax benefit for fiscal 2005 in the absence of more precise and objective evidence.

Amended tax returns for fiscal 2002 and fiscal 2003 were filed during the fourth calendar quarter of 2006 to claim the refunds from the NOL created in fiscal 2002, 2003 and 2004.

Summary Quarterly Financial Data

The table below presents unaudited quarterly statement of operations data of GII for each of the last eight quarters through September 30, 2006. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements included elsewhere in this report and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the information.

	Three Months Ended (Unaudited)
	Dec 31,	March 31,	June 30,	Sept 30,
	2005	2006	2006	2006

Revenues	$4,148,547	$4,378,292	$4,691,481	$4,741,742
Gross margin	1,038,687	1,346,315	1,349,702	1,404,349
Income (loss) from operations	(444,323)	(88,419)	4,978	155,832
Net income (loss)	(434,962)	(81,812)	20,783	145,010
Net income (loss) per share, basic and diluted	$(0.17)	$(0.03)	$—	$0.08

	Dec 31,	Mar 31,	June 30,	Sept 30,
	2004	2005	2005	2005

Revenues	$3,037,292	$3,331,241	$3,759,361	$4,039,955
Gross margin	1,010,725	1,055,022	1,302,974	1,374,164
Income (loss) from operations	(197,992)	(290,593)	(81,462)	(131,256)
Net income (loss)	(105,550)	(158,705)	(56,756)	(123,953)
Net income (loss) per share, basic and diluted	$(0.04)	$(0.06)	$(0.01)	$(0.05)

Results of Operations of European Telecommunications & Technology, Ltd. as Predecessor

Period Ended October 15, 2006 compared to Year Ended December 31, 2005

Overview.  This section of management’s discussion and analysis addresses the period of time between January 1, 2006 and October 15, 2006 (the date upon which ETT was acquired by the Company), which is compared with the year to December 31, 2005. Given the fact that the more recent period is 21.4% shorter than the 2005 period (287 days versus 365 days), there is an expectation that revenues and expenses in the period to October 15, 2006 would be approximately 21.4% lower compared with the year to December 31, 2006.

For the period ended October 15, 2006, 66% of ETT’s revenues were derived from customers in the United Kingdom. As a consequence, a material percentage of ETT’s revenues are billed in British Pounds Sterling. During the period to October 15, 2006, the average exchange rate for one U.S. Dollar expressed in British Pounds Sterling was 0.55, and the equivalent average exchange rate for the year ended December 31, 2005 was also 0.55. Thus, currency conversion difference had no effect on the reported financial performance of the business.

The period from January 1, 2006 to October 15, 2006 saw a 24.7% decrease in revenues as compared to the full year to December 31, 2005. Gross profit declined from $10.2 million in the year ended December 31, 2005 to $7.5 million in the period ended October 15, 2006. Selling and general and administrative expenses decreased by $1.2 million between the periods. ETT finished the period ended October 15, 2006 with a net loss of approximately $1.3 million, as compared to a loss of $0.2 million for the full year ended December 31, 2005.

The following table sets forth certain items from ETT’s consolidated statements of operations for the period ended October 15, 2006 and the year ended December 31, 2005.

	January 1, 2006 —	Year Ended
	October 15,	December 31,
	2006	2005

Revenue	$26,122,950	$34,711,639
Cost of revenue	18,583,780	24,506,895
Gross profit	7,539,170	10,204,744
Operating expenses:
Selling expenses	3,979,261	5,150,563
General and administrative	4,840,440	5,288,986
Total operating expenses	8,819,701	10,439,549
Operating loss	(1,280,531)	(234,805)
Other income (expenses):
Interest income	98,515	181,938
Interest expense	(86,130)	(178,133)
Total other income	12,385	3,805
Loss before income taxes	(1,268,146)	(231,000)
Income taxes	—	—
Net loss	$(1,268,146)	$(231,000)

Revenues.  During the period from January 1, 2006 to October 15, 2006, ETT won approximately $18.0 million of new orders. Over the same period, ETT lost business of a value of approximately $17.0 million. Of this amount, approximately $12.9 million was attributable to cancellations and approximately $4.2 million was due to reductions in contract values on renewals of services. This resulted in a positive net new orders position of approximately $1.0 million. There is typically a delay of approximately sixty days between the signing of a customer order and its installation when billing for the service commences. Although ETT won more contract value than it lost in the period, installation delays experienced during the period led to successfully won and renewed orders not being fully included in the revenue for the period ended October 15, 2006. In particular, installation delays were experienced on two services located in the Middle East, which had a combined contract value of approximately $8.0 million. During the period, revenue performance was also negatively impacted by management’s focus on the completion of the contemplated acquisition of ETT.

Within the period from January 1, 2006 to October 15, 2006, ETT experienced contract cancellations of a value of approximately $4.0 million which were associated with a major multinational corporation restructuring its European business. This customer’s restructuring has been ongoing since September 2005, and has consequently had a negative effect on ETT’s revenues. The situation with this customer has marginally reversed within the period to October 15, 2006, and the customer placed new orders with ETT in June and August of 2006. Additionally, a large service contract with a German financial institution came to an end in the third quarter of 2006. This contract had a value of approximately $6.1 million.

Aside from these two large cancellations, the remaining $2.8 million of cancellations in the period ended October 15, 2006 were not as concentrated, and were spread over sixteen customers, with an average cancelled value of approximately $177,000.

In addition to the shorter measurement period for the 2006 results versus 2005, the combined effect of these factors resulted in the decrease in revenues for the period ended October 15, 2006.

Cost of Revenue.  The decrease in cost of revenue in the period from January 1, 2006 to October 15, 2006 compared to the year ended December 31, 2005 was mostly related to the decrease in revenues of 24.7%. In addition, the gross margin percentage decreased from 29.4% in 2005 to 28.9% in the period ended October 15, 2006. In the period ended October 15, 2006, new services were sold at a slightly lower margin, which resulted in the decrease in gross profit margin Percentage. The overall gross margin percentage on renewals improved by three percentage points as compared with the prior period. However, this improvement was offset by the lower margins on new services sold during the period.

Selling Expenses.  Selling expenses in 2006 decreased by 22.7% as compared with December 31, 2005, mainly due to the shorter measurement period in 2006. Selling expenses were 15.2% of revenue in the period ended October 15, 2006, compared to 14.8% of revenue in the year ended December 31, 2005. This increase was due to an additional sales incentive initiative in the first half of 2006. This initiative gave ETT’s sales team doubled commission payments in the first quarter of 2006 and commission payments were 50% higher than historical payments in the second quarter of 2006. Additionally, ETT employed an additional salesperson in its German office for five months during the period ended October 15, 2006

General and Administrative.  General and administrative expenses increased from 15.2% of revenue in the year ended December 31, 2005 to 18.5% in the period ended October 15, 2006. Significant items which raised general and administrative expenses included approximately $191,000 associated with ETT’s acquisition by the Company, including advisory, legal and professional fees. The exceptional item also included the employment of an interim chief operating officer to manage the business while the board and senior management were focused on closing the transaction. General and administrative expenses also include a compensation expense of $457,807 relating to the difference between the fair value and grant price of share options exercised on October 15, 2006.

Income Taxes.  ETT paid no corporate tax in 2006 or 2005.

Net profit or loss.  ETT’s net loss increased by $1,037,146, or 449.0%, from $231,000 in 2005 to $1,268,146 in 2006 for the reasons discussed above.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Overview.  2005 saw a 1.0% decrease in revenues as compared to 2004. Gross profit improved from $9.3 million in 2004 to $10.2 million in 2005. Selling and general and administrative expenses increased by $0.6 million between 2004 and 2005. ETT finished 2005 with a loss of approximately $0.2 million, as compared to a loss of $0.5 million for 2004.

During 2005, ETT’s board made the strategic decision to seek a purchaser for the company. As a result of this sale process, ETT’s management was distracted from core growth activities. The effects of this sale process included a headcount freeze, an increase in staff attrition (where vacant positions were not filled) and a focus on minimizing losses and preserving cash rather than growing the business.

The following table sets forth certain items from ETT’s statements of operations for the years ended December 31, 2005 and 2004.

	2005	2004

Revenue	$34,711,639	$35,075,501
Cost of revenue	24,506,895	25,754,951
Gross profit	10,204,744	9,320,550
Operating expenses:
Selling expenses	5,150,563	5,070,455
General and administrative	5,288,986	4,810,101
Total operating expenses	10,439,549	9,880,556
Operating loss	(234,805)	(560,006)
Other income (expenses):
Interest income	181,938	117,955
Interest expense	(178,133)	(48,147)
Total other income	3,805	69,808
Loss before income taxes	(231,000)	(490,198)
Income taxes	—	—
Net (loss)	$(231,000)	$(490,198)

Revenues.  In the first half of 2005, ETT’s board decided to pursue a merger opportunity which diverted management and board attention from the growth of the business for most of 2005. During this period, ETT’s board and management focused on the merger opportunity. During the year ETT won $16.0 million of new orders. However, it also lost $16.0 million of business. This resulted in no net new orders, resulting in the 1.0% decrease in revenues.

Cost of Revenue.  The decrease in cost of revenues in 2005 compared to 2004 was partially related to the decrease in revenues of 1.0%. In addition, the gross margin percentage improved from 26.6% in 2004 to 29.4% in 2005. Part of this margin improvement was the result of economies of scale associated with higher levels of spending in 2005. In addition, in June 2005 services being provided to one client in the aggregate annual amount of $2.5 million were renewed for an additional 12 month term. At the time of the renewal, ETT was able to negotiate significantly reduced pricing from the underlying suppliers, resulting in a substantially improved gross margin associated with these services beginning in June 2005.

Selling Expenses.  Selling expenses in 2005 grew by 1.6% as compared with 2004, principally as a result of the recruitment of three new senior sales staff in the second half of 2005.

General and Administrative.  For the year ended December 31, 2005, average headcount for operations and administrative staff was 56, compared to 53 for 2004, resulting in an increase of $0.4 million, or 5.7%. Costs of newly recruited staff were higher than those who left the company, as ETT sought to recruit more senior staff to accommodate the growth and increasing complexity of the business. Recruitment costs in 2005 were 29.6% higher than in 2004 as a consequence of the above and the relatively high levels of staff attrition. Recruitment costs increased by $44,000. Temporary staff costs also increased by $26,000.

Income Taxes.  ETT paid no corporate tax in 2005 or 2004.

Net profit or loss.  ETT’s net loss decreased by $259,198, or 52.9%, from $490,198 in 2004 to $231,000 in 2005 for the reasons discussed above.

Summary Quarterly Financial Data

The table below presents unaudited quarterly statement of operations data of ETT for each of the last eight quarters through September 30, 2006. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements included elsewhere in this report and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the information.

	Three Months Ended (Unaudited)
	Dec 31,	March 31,	June 30,	Sept 30,
	2005	2006	2006	2006

Revenues	$7,849,488	$8,045,313	$8,392,533	$8,280,571
Gross profit	2,520,384	2,334,059	2,673,197	2,257,611
Income (loss) from operations	(200,861)	(12,388)	(6,828)	(492,985)
Net income (loss)	(196,911)	(2,844)	3,379	(497,192)
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.03)

	Dec 31,	Mar 31,	June 30,	Sept 30,
	2004	2005	2005	2005

Revenues	$8,633,250	$9,142,774	$9,042,067	$8,677,310
Gross profit	2,429,259	2,339,443	2,743,210	2,601,707
Income (loss) from operations	37,971	22,789	20,912	(77,645)
Net income (loss)	72,177	48,802	34,437	(117,328)
Net income (loss) per share, basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet financing.

Contractual Obligations and Commitments

The Company’s contractual obligations are set forth in the following table as of December 31, 2006:

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$10,519,167	$602,500	$9,916,667	$—	$—
Conversion of common shares	11,311,658	11,311,658	—	—	—
Operating Lease Obligations	5,201,163	1,099,965	1,988,150	1,632,640	480,408
Purchase Obligations	35,343,005	21,786,107	12,742,559	791,220	23,119

Total	$62,374,993	$34,800,230	$24,647,376	$2,423,860	$503,527

As of December 31, 2006, the Company had total contractual obligations of approximately $62.4 million. Of these obligations, approximately $35.3 million, or 57%, are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Approximately $10.5 million, or 17%, of the total contractual obligations are associated with principal due on promissory notes issued by the Company. Certain of these promissory notes (in the aggregate principal amount of approximately $5.9 million) issued to certain selling shareholders of GII and ETT as deferral for cash consideration payable in connection with the Acquisitions were originally due on June 30, 2007, but by amendment dated March 23, 2007, the maturity date of each of those promissory notes has been extended to April 30, 2008. Those promissory notes are therefore reflected in the obligations of the Company coming due during the period within the one to three year period following December 31, 2006.

Operating leases amount to $5.2 million, or 8% of total contractual obligations. They consist of building and car leases, with the commitments leased for over five years being the rental of the Company’s London headquarters, which is contracted until 2012. The London headquarters has total obligations of $2.1 million of total contractual obligations, which are payable evenly over the duration of the lease.

As of December 31, 2006, although the Company expected to pay a lesser amount based upon the number of shares delivered to it or its paying agent as of that date, the Company had recorded a liability of approximately $11.3 million (based upon a maximum possible conversion of approximately 2.1 million shares of former Class B common stock) in connection with the demands of certain holders of that stock who voted against the Acquisitions and elected conversion of their shares into a cash payment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the fiscal year ended December 31, 2006, the Company had interest income, net of expense, of approximately $2.1 million, resulting largely from amounts held by the Company pending: (i) the payment of consideration to the selling shareholders in connection with the Acquisitions; and (ii) the subsequent requirement to pay certain holders of former Class B common stock who voted against the Acquisitions and properly elected for conversion of their shares into a cash payment. Other than the interest earned with respect to these amounts, which the Company will not have in its possession after the conversion process is completed, the Company believes that its results of operations are not materially affected by changes in interest rates. For the fiscal year ended December 31, 2006, excluding the amounts held by the Company in connection with the Acquisitions and the subsequent conversion process, the Company had no material net interest income.

Exchange Rate Sensitivity

The majority of the Company’s revenues (approximately 54% for the year ended December 31, 2006) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pound Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of December 31, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Management’s Assessment of the Effectiveness of Internal Controls

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered independent public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B.	OTHER INFORMATION.

Deadline for Submission of Stockholder Proposals

We have scheduled our 2007 annual meeting of stockholders to take place on June 5, 2007. Accordingly, if you are a stockholder of the Company and want to include a proposal in the proxy statement for the 2007 annual meeting, you need to provide it to us by no later than April 20, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit

2	.1(1)	Stock Purchase Agreement dated May 23, 2006, among the Registrant, Global Internetworking, Inc. and the shareholders of Global Internetworking, Inc.
3	.1(2)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.
3	.2(2)	Amended and Restated Bylaws dated October 15, 2006.
4	.1(3)	Specimen of Series A Unit Certificate of the Company.
4	.2(3)	Specimen of Series B Unit Certificate of the Company.
4	.3(8)	Specimen of Common Stock Certificate of the Company.

Exhibit
Number		Exhibit

4	.4(4)	Specimen of Class B Common Stock Certificate of the Company.
4	.5(8)	Specimen of Class W Warrant Certificate of the Company.
4	.6(8)	Specimen of Class Z Warrant Certificate of the Company.
4	.7(5)	Unit Purchase Option granted to HCFP/Brenner Securities LLC.
4	.8(5)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.1(3)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman.
10	.2(3)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and H. Brian Thompson.
10	.3(4)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Morgan E. O’Brien.
10	.4(4)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Alex Mandl.
10	.5(5)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.6(2)	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10	.7(2)	Employment Agreement for D. Michael Keenan, dated October 15, 2006.
10	.8(2)	Employment Agreement for Todd Vecchio, dated October 15, 2006.
10	.9(6)	Employment Agreement for David Ballarini, dated November 3, 2006.
10	.10(2)	Form of Lock-up letter agreement entered into by the Registrant and the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.11(7)	2006 Employee, Director and Consultant Stock Plan, as amended. On November 30, 2006, the Plan was amended to (i) change the termination date to May 21, 2016 and (ii) reflect the Company’s new corporate name.
10	.12(4)	Form of Registration Rights Agreement.
10	.13(2)	Form of Promissory Note issued to the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.14(2)	Form of Promissory Note issued to stockholders of Global Internetworking, Inc. and European Telecommunications & Technology Limited, dated October 15, 2006.
10	.15*	Form of Stock Option Agreement.
10	.16*	Form of Restricted Stock Agreement
10	.17*	Summary of Non-Employee Director Compensation.
14	.1(6)	Code of Business Conduct and Ethics.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of J.H. Cohn LLP
23	.2*	Consent of Pricewaterhouse Coopers LLP
23	.3*	Consent of BDO Stoy Hayward LLP
23	.4*	Consent of Schwartz Weissman & Co. P.C.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	.1**	Section 1350 Certification of the Chief Executive Officer.
32	.2**	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed August 21, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed October 19, 2006, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 30, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed November 8, 2006, and incorporated herein by reference.

(7)	Previously filed as Annex E to the Registrant’s proxy statement/prospectus and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed November 14, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:
H. Brian Thompson
Chairman of the Board, Executive Chairman, and Chief Executive Officer

Date: April 17, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Brian Thompson and Kevin Welch, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

H. Brian Thompson	Chairman of the Board, Executive Chairman and Chief Executive Officer (Principal Executive Officer)	April 17, 2007

Kevin Welch	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 17, 2007

D. Michael Keenan	Director	April 17, 2007

Rhodric C. Hackman	Director	April 17, 2007

Morgan E. O’Brien	Director	April 17, 2007

Alex Mandl	Director	April 17, 2007

Signature	Title	Date

Didier Delepine	Director	April 17, 2007

Howard Janzen	Director	April 17, 2007

Sudhakar Shenoy	Director	April 17, 2007

INDEX TO FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Consolidated Statements of Operations for the year ended December 31, 2006 and for the period from Inception (January 3, 2005) to December 31, 2005	F-4
Consolidated Statement of Stockholders’ Equity for year ended December 31, 2006 and for the period from Inception (January 3, 2005) to December 31, 2005	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the period from Inception (January 3, 2005) to December 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7
European Telecommunications & Technology Limited
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-33
Report of BDO Stoy Hayward LLP, Independent Registered Public Accounting Firm	F-34
Report of PricewaterhouseCoopers LLP, Independent Auditors	F-35
Consolidated Balance Sheet as of December 31, 2005	F-36
Consolidated Statements of Operations for the period from January 1, 2006 to October 15, 2006 and for the years ended December 31, 2005 and 2004	F-37
Consolidated Statements of Comprehensive Income (Loss) for the period from January 1, 2006 to October 15, 2006 and for the years ended December 31, 2005 and 2004	F-38
Consolidated Statements of Changes in Shareholders’ Deficit for the period from January 1, 2006 to October 15, 2006 and for the years ended December 31, 2005 and 2004	F-39
Consolidated Statements of Cash Flows for the period from January 1, 2006 to October 15, 2006 and for the years ended December 31, 2005 and 2004	F-40
Notes to Consolidated Financial Statements	F-41
Global Internetworking, Inc.
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-54
Independent Auditors’ Report of Schwartz, Weissman & Co., PC	F-55
Consolidated Balance Sheets as of September 30, 2006 and 2005	F-56
Consolidated Statements of Operations for the period from October 1, 2006 to October 15, 2006 and for the years ended September 30, 2006, 2005 and 2004	F-57
Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2006 to October 15, 2006 and for the years ended September 30, 2006, 2005 and 2004	F-58
Consolidated Statements of Cash Flows for the period from October 1, 2006 to October 15, 2006 and for the years ended September 30, 2006, 2005 and 2004	F-59
Notes to Consolidated Financial Statements	F-60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Global Telecom & Technology, Inc.

We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. (formerly Mercator Partners Acquisition Corp.) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and the period from inception (January 3, 2005) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2006 and 2005, and their consolidated results of operations and cash flows for the year ended December 31, 2006 and the period from inception (January 3, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. Cohn LLP

Jericho, New York
April 16, 2007

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents (including $533,348 in certificates of deposit in 2006)	$3,779,027	$1,383,204
Designated cash	10,287,180	—
Restricted investment in trust fund	—	54,657,439
Accounts receivable, net	7,687,544	—
Income tax refund receivable	417,110	—
Deferred contract costs	591,700	—
Prepaid expenses and other current assets	970,821	60,244

Total current assets	23,733,382	56,100,887
Property and equipment, net	890,263	—
Other assets	1,075,063	—
Intangible assets, subject to amortization	11,117,721	—
Goodwill	61,458,599	—

Total assets	$98,275,028	$56,100,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,892,664	$148,033
Notes payable	6,519,167	—
Common stock, subject to possible conversion to cash	11,311,658	—
Unearned and deferred revenue	2,930,639	—
Regulatory and sales tax payable	297,251	—
Income taxes payable	339,694	56,000
Derivative liabilities	8,435,050	6,507,700
Accrued expenses and other current liabilities	2,333,178	—

Total current liabilities	46,059,301	6,711,733
Long-term obligations, less current maturities	4,000,000	—
Long-term deferred revenue	190,778	—
Deferred tax liability	4,231,762	—

Total liabilities	54,481,841	6,711,733

Common stock, subject to possible conversion to cash	—	10,926,022

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 80,000,000 and 40,000,000 shares authorized, 11,011,932 and 1,150,100 shares issued and outstanding (in 2006 excluding 2,114,942 shares subject to possible to cash conversion)	1,101	115
Common stock, Class B, par value $.0001 per share, 0 and 12,000,000 shares authorized, 0 and 8,465,058 shares issued and outstanding (in 2005 excluding 2,114,942 shares subject to possible conversion to cash)	—	847
Additional paid-in capital	44,049,553	37,087,542
Retained earnings (accumulated deficit)	(478,220)	1,369,061
Accumulated other comprehensive income	220,753	5,567

Total stockholders’ equity	43,793,187	38,463,132

Total liabilities and stockholders’ equity	$98,275,028	$56,100,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Consolidated Statements of Operations

		For the Period from
		Inception (January 3,
	For the Year Ended	2005) to
	December 31, 2006	December 31, 2005

Revenue:
Telecommunications services sold	$10,470,502	$—

Operating expenses:
Cost of telecommunications services provided	7,784,193	—
Selling, general and administrative expense	3,981,423	358,892
Depreciation and amortization	521,854	—

Total operating expenses	12,287,470	358,892

Operating loss	(1,816,968)	(358,892)
Other income (expense):
Interest income, net of expense	2,108,716	1,258,203
Other (expense), net of income	(17,591)	—
Gain (loss) on derivative financial instruments	(1,927,350)	776,750

Total other income (expense)	163,775	2,034,953

Income (loss) before income taxes	(1,653,193)	1,676,061
Provision for income taxes	194,088	307,000

Net (loss) income	$(1,847,281)	$1,369,061

Net (loss) income per share:
Basic and diluted	$(0.15)	$0.16

Weighted average shares:
Basic and diluted	12,008,854	8,434,067

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Consolidated Statement of Stockholders’ Equity

							Accumulated
					Additional	Retained	Other
	Common Stock		Common Stock, Class B		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Income	Total

Balance, January 3, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of 4,950,000 warrants for cash	—	—	—	—	247,500	—	—	247,500
Sale of 575,000 Series A units and 5,290,000 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds of $10,680,457 allocable to 2,114,942 shares of common stock, Class B subject to possible conversion to cash	1,150,000	115	8,465,058	847	44,369,457	—	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	—	100
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(245,565)	—	—	(245,565)
Reclassification to derivative liabilities for portion of proceeds from sale of units in public offering relating to warrants and for value of underwriter purchase option	—	—	—	—	(7,284,450)	—	—	(7,284,450)
Comprehensive income
Net income	—	—	—	—	—	1,369,061	—	1,369,061
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	5,567	5,567

Comprehensive income								1,374,628

Balance, December 31, 2005	1,150,100	115	8,465,058	847	37,087,542	1,369,061	5,567	38,463,132
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(385,636)	—	—	(385,636)
Conversion of Class B common shares to common stock (excluding 2,114,942 shares subject to cash conversion)	8,465,058	847	(8,465,058)	(847)	—	—	—	—
Value of common shares and warrants issued in connection with acquisition	1,300,000	130	—	—	7,198,557	—	—	7,198,687
Share-based compensation for options issued to employees	—	—	—	—	7,680	—	—	7,680
Share-based compensation for restricted stock issued	96,774	9	—	—	66,397	—	—	66,406
Share-based compensation for restricted stock awarded	—	—	—	—	75,013	—	—	75,013
Comprehensive loss
Net loss	—	—	—	—	—	(1,847,281)	—	(1,847,281)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(5,567)	(5,567)
Change in accumulated foreign currency gain on translation	—	—	—	—	—	—	220,753	220,753

Comprehensive loss								(1,632,095)

Balance, December 31, 2006	11,011,932	$1,101	—	$—	$44,049,553	$(478,220)	$220,753	$43,793,187

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Consolidated Statements of Cash Flows

		For the Period from
		Inception (January 3,
	For the Year Ended	2005) to
	December 31, 2006	December 31, 2005

Cash Flows From Operating Activities:
Net (loss) income	$(1,847,281)	$1,369,061
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	521,854	—
Change in value of derivative liabilities	1,927,350	(776,750)
Shared-based compensation from options issued to employees	7,680	—
Shared-based compensation from restricted stock to employees	141,419	—
Amortization of discount on U.S. Government Securities held in trust	(1,926,831)	(1,222,872)
Changes in operating assets and liabilities, excluding effects of Acquisitions:
Accounts receivable, net	1,952,678	—
Income tax refund receivable	(89,606)	—
Deferred contract cost and other assets	540,578	—
Prepaid expenses and other current assets	(148,566)	(60,244)
Other assets	187,887	—
Accounts payable	999,138	148,033
Unearned and deferred revenue	(2,751,271)	—
Regulatory and sales tax payable	(44,532)	—
Income taxes payable	338,779	56,000
Accrued expenses and other current liabilities	394,031	—
Long-term deferrals	(28,062)	—

Net cash provided by (used in) operating activities	175,245	(486,772)

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(44,370,105)	—
Increase of designated cash	(10,149,180)	—
Purchases of property and equipment	(50,564)	—
Purchases of U.S. Government Securities held in Trust Fund	(166,038,591)	(161,441,000)
Maturities of U.S. Government Securities held in Trust Fund	222,741,468	108,012,000

Net cash provided by (used in) investing activities	2,133,028	(53,429,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock and warrants to initial stockholders	—	248,000
Portion of net proceeds from sale from Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	—	10,680,457
Net proceeds form sale of units through public offering	—	44,370,419
Proceeds from sale of underwriters’ purchase option	—	100

Net cash provided by financing activities	—	55,298,976
Effect of exchange rate changes on cash	87,550	—

Net increase in cash and cash equivalents	2,395,823	1,383,204
Cash and cash equivalents at beginning of period	1,383,204	—

Cash and cash equivalents at end of period	$3,779,027	$1,383,204

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,477	$—
Cash paid for income taxes	$—	$251,000
Noncash investing and financing activities:
Deferred tax liability related to Acquisitions of GII and ETT	$4,231,762	$—
Stock and warrants issued in connection with Acquisition of GII	$7,198,687	$—
Debt issued for Acquisition of ETT	$4,666,667	$—
Debt issued for Acquisition of GII	$5,250,000	$—
Other notes payable	$602,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS, MANAGEMENT’S PLANS

Organization and Business

Global Telecom & Technology, Inc., (“GTT”) serves as the holding company for two operating subsidiaries, Global Telecom & Technology Americas, Inc. (“GTTA”), which provides services primarily to customers in North, Central and South America, and GTT — EMEA Ltd. (“GTTE”), which provides services primarily to customers in Europe, the Middle East and Asia, and their respective subsidiaries (collectively, hereinafter, the “Company”).

The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 200 domestic and multinational small, medium and enterprise customers with respect to over 50 countries.

GTT is a Delaware corporation formerly known as Mercator Acquisition Partners Corp. (“Mercator”), which was incorporated on January 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). Mercator was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. On April 11, 2005, Mercator effected an initial public offering of its securities (the “Offering”) (see Note 3) which closed on April 15, 2005.

GTTA is a Virginia corporation, incorporated in 1998, formerly known as Global Internetworking, Inc. (“GII”). GTTE is a UK limited company, incorporated in 1998, formerly known as European Telecommunications and Technology, Ltd. (“ETT”).

On October 15, 2006, GTT acquired all of the outstanding shares of common stock of GII and outstanding voting stock of ETT (collectively the “Acquisitions”) in exchange for cash, stock, warrants and notes (see Note 4). Immediately thereafter, Mercator changed its name to GTT. Subsequently, GII changed its name to Global Telecom & Technology Americas, Inc., and ETT changed its name to GTT — EMEA Ltd.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately ($22.3) million at December 31, 2006. The working capital deficit includes designated cash which will be used to repurchase shares upon their conversion and the associated liability for such shares subject to possible conversion (see Note 2). Additionally, a portion of the working capital deficit, $8.4 million, is attributable to a derivative liability associated with the warrants and an option issued in the Offering (see Note 2).

Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to improve through cost reductions following the combination of the two companies and additional growth in sales. Net cash provided by operations for the Company in 2006 was approximately $0.2 million and includes the impact of the Acquisitions from October 15, 2006 through December 31, 2006.

As a multiple network operator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings and are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations over a period beyond the next 15 months from December 31, 2006. The Company’s current planned cash requirements for fiscal 2007 are based upon certain assumptions, including its ability to raise additional financing and the growth of revenues from services arrangements. In connection with the activities associated with the services and fund raising activities, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

Although we believe that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, we may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of our industry and unforeseen circumstances, if we are unable to fully fund cash requirements through operations and current cash on hand, we will need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in completing any of these activities on terms that would be favorable to us, if at all.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company, GTTA, GTTE, and GTTA’s and GTTE’s respective operating subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

GTTA’s operating subsidiaries:

GTT Global Telecom, LLC (US)

GTT Global Telecom Government Services, LLC (US)

Global Internetworking of Virginia, Inc. (US)

GTTE’s subsidiaries:

European Telecommunications & Technology SARL (France)

European Telecommunications & Technology Inc. (US)

ETT European Telecommunications & Technology Deutschland GmbH (Germany)

ETT (European Telecommunications & Technology) Private Limited (India)

European Telecommunications & Technology (S) Pte Limited (Singapore)

ETT Network Services Limited, (UK)

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of goodwill and other long-lived assets, estimated reserves and other allowances and expected

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Predecessors

From its inception (January 3, 2005) until consummation of the Acquisitions on October 15, 2006, GTT had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since GTT’s operating activities prior to the Acquisitions are insignificant relative to those of the GTTA and GTTE, management believes that both GTTA and GTTE are GTT’s predecessors. Management has reached this conclusion based upon an evaluation of the requirements and facts and circumstances, including the historical life of each of GTTE and GTTA, the historical level of operations of GTTA and GTTE, the purchase price paid for each GTTE and GTTA and the fact that the consolidated Company’s operations, revenues and expenses after the Acquisitions are most similar in all respects to those of GTTA’s and GTTE’s historical periods. Accordingly, the historical financial statements of GTTA and GTTE have been provided elsewhere in this annual report on Form 10-K.

Revenue Recognition

Data Connectivity and Managed Network Services - Data connectivity and managed network services are provided pursuant to service contracts that typically provide for payments of recurring charges on a monthly basis for use of the services over a committed term. Each service contract for data connectivity and managed services has a fixed monthly cost and a fixed term, in addition to a fixed installation charge (if applicable). At the end of the initial term of most service contracts for data connectivity and managed services, the contracts roll forward on a month-to-month or other periodic basis and continue to bill at the same fixed recurring rate. If any cancellation or termination charges become due from the customer as a result of early cancellation or termination of a service contract, those amounts are calculated pursuant to a formula specified in each contract. Recurring costs relating to supply contracts are recognized ratably over the term of the contract.

Non-recurring fees, Deferred Revenue - Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenues earned for providing provisioning services in connection with the delivery of recurring communications services are recognized ratably over the term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services is initially recorded as deferred revenue then recognized ratably over the term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are capitalized as deferred contract costs and expensed proportionally over the term of service in the same manner as the deferred revenue arising from that contract.

Other Revenue - From time to time, the Company recognizes revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. These revenues are earned when a customer cancels or terminates a service agreement prior to the end of its committed term. These revenues are recognized when billed if collectibility is reasonably assured. In addition, the Company from time to time sells equipment in connection with data networking applications. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectibility is reasonably assured.

Professional Services — Fees for professional services are typically specified as applying on a fee per hour basis pursuant to agreements with customers and are computed based on the hours of service provided by the Company. Invoices for professional services performed on an hourly basis are rendered in the month following that

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

in which the professional services have been performed. Because such invoices for hourly fees are for services the Company has already performed, and because such work is undertaken pursuant to an executed statement of work with the customer specifying the applicable hourly rate, the Company recognizes revenue based upon hourly fees in the period the service is provided if collectibility is reasonably assured. Less than 1% of the Company’s revenues for the year ended December 31, 2006 were attributable to professional services provided to customers, and such revenues were not material to any prior periods.

In certain circumstances, the Company is engaged to perform professional services projects pursuant to master agreements and project-specific statements of work. Fees for the Company’s performance of project-specific engagements are specified in each executed statement of work by reference to certain agreed-upon and defined milestones and/or the project as a whole. Invoices for professional services projects are rendered pursuant to payment plans specified in the statement of work executed by the customer. Revenue recognition is determined independently of the issuance of an invoice to, or receipt of payment from, the customer. Rather, revenue is recognized based upon the degree of delivery, performance and completion of such professional services projects as stated expressly in the contractual statement of work. The Company determines performance, completion and delivery of obligations on projects based on the underlying contract or statement of work terms, particularly by reference to any customer acceptance provisions or by other objective performance criteria defined in the contract or statement of work. Furthermore, even if a project has been performed, completed and delivered in accordance with all applicable contractual requirements, and even if an invoice has been issued consistent with those contractual requirements, professional services revenues are not recognized unless collected in advance or if collectibility is reasonably assured.

In cases where a project is partially billed upon attainment of a milestone or on another partial completion basis, revenue is allocated for recognition purposes based upon the relative fair market value of the individual milestone or deliverable. For this purpose, fair market value is determined by reference to factors such as how the company would price the particular deliverable on a standalone basis and/or what competitors may charge for a similar standalone product. Where the Company, for whatever reason, cannot make an objective determination of fair market value of a deliverable by reference to such factors, the amount paid is recognized upon performance, completion and delivery of the project as a whole.

Usage charge revenue is recognized as the connection is utilized by the customer in accordance with the agreement.

Translation of Foreign Currencies

These consolidated financial statements have been reported in US Dollars by translating asset and liability amounts at the closing exchange rate, the equity amounts at historical rates, and the results of operations and cash flow at the average exchange rate prevailing during the periods reported.

A summary of exchange rates used is as follows:

2006

Closing exchange rate at December 31, 2006	1.95913
Average exchange rate during the period	1.92462

Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the consolidated statement of operations.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable, Allowance for Doubtful Accounts

Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts. Credit extended is based on an evaluation of the customer’s financial condition and is granted to qualified customers on an unsecured basis.

The Company, pursuant to its standard service contracts, is entitled to impose a finance charge of a certain percentage per month with respect to all amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment time set forth in the applicable service contract. At such time as an invoice becomes past due, the Company applies the finance charge as stated in the applicable service contract.

The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2006, the total allowance for doubtful accounts was $127,634.

Other Comprehensive Income

In addition to net income, comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company this consists of foreign currency translation adjustments and marked to market adjustments on available for sale securities.

Share-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

There were no share-based compensation awards granted prior to October 16, 2006. Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $149,099 which consisted of $7,680 of share-based compensation expense related to stock option grants and $141,419 in restricted stock awards and is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company accounts for non-employee stock-based compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company had one grant of 6,000 share options to a non-employee consultant in December 2006, which resulted in a charge to the consolidated statement of operations.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Designated Cash

At December 31, 2006, the Company had $10,287,180 in designated cash of which $10,149,180 relates to the repurchase of shares subject to conversion as discussed in Note 13. Subsequent to year end, the Company repurchased 1,860,850 shares of stock for approximately $9.96 million. Following the completion of the conversion process, any remaining cash will be available for general corporate purposes.

Investments

Consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying consolidated statement of operations.

The Company’s investments in 2005 consisted of United States of America Government Treasury securities, with a maturity date of January 12, 2006. The fair market value of the restricted investment was $54,657,439 as of December 31, 2005, including $5,567 of unrealized gains which are reported as a component of other comprehensive income as of December 31, 2005. In October 2006, all investments in U.S. Treasury securities were sold in connection with the Acquisitions.

Accounting for Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. EITF 00-19,

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

“Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company’s 8,165,000 Class W warrants and 8,165,000 Class Z warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering (see Note 14) and the Underwriters’ Purchase Options (the “UPO”) to purchase up to 25,000 Series A units and/or up to 230,000 Series B units are separately accounted for as liabilities. The agreements related to the Class W warrants and Class Z warrants and the UPO provide for the Company to attempt to register and maintain the registration of the shares underlying the securities and are silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants and UPO is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the accompanying consolidated balance sheet as “Derivative liabilities” and the changes in the values of these derivatives are shown in the accompanying consolidated statement of operations as “Gain (loss) on derivative liabilities.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Class W warrants and Class Z warrants sold in the Offering are publicly traded, and consequently, the fair values of these warrants are based on the market price of the applicable class of warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding impact on the accompanying consolidated statement of operations.

The UPO is a derivative that is separately valued and accounted for on the Company’s balance sheet. While the underlying shares and warrants are indexed to the Company’s common stock, because the UPO contains certain registration rights with respect to the UPO and the securities issuable upon exercise of the UPO, the Company has classified these instruments as a liability in accordance with EITF 00-19. This derivative liability has been, and will continue to be, adjusted to fair value at each period end.

The pricing model the Company uses for determining the fair value of the UPO at the end of each period is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. Due to the Company’s limited history management uses volatility rates based upon a sample of comparable corporations. The volatility factor used in the Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the UPO was 62.55% and 34.99% as of December 31, 2006 and 2005, respectively. This volatility rate will continue to change in the future. The Company uses the closing market prices of the share and warrant securities underlying the UPO at the end of a period in the Black Scholes model. The Company’s securities prices will also change in the future. To the extent that the Company’s securities prices increase or decrease, the Company’s UPO derivative liability will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the year ended December 31, 2006 and for the period from inception (January 3, 2005) to December 31, 2005 excludes potentially issuable common shares of 25,777,500 and 21,990,000, respectively, primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is antidilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

Software Capitalization

Internal Use Software — The Company has adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  This Statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins when the software is ready for its intended use. Since December 31, 2006, the Company has not capitalized software.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method. Depreciation on these assets is computed over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the life of the lease, excluding optional extensions. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Telecommunication Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years
Internal Use Software	3 years

Goodwill

Under SFAS No. 141, “Business Combinations,” goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, “Goodwill and Intangible Assets,” goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Goodwill represents the Company’s allocation of the purchase price to acquire GTTA and GTTE in excess of the fair value of the assets acquired at the date of the acquisitions. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, has been based upon management’s evaluation and certain third-party appraisals and has been finalized.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

Under SFAS No. 142, the Company measures impairment of its indefinite lived intangible assets, which consist of assembled workforce, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life. The Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for GTTA and GTTE, the useful life over which cash flows will occur, and determination of GTTA and GTTE cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Intangibles

Intangible assets are accounted for under the provisions of SFAS No. 142. Intangible assets arose from business combinations and consist of customer contracts and relationships and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Accordingly, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (see Note 5).

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 including cash and cash equivalents, designated cash, accounts receivable, accounts payable, accrued expenses, and common stock subject to possible conversion to cash, are carried at cost, which approximates fair value due to the

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

short-term maturity of these instruments. Investments and derivatives liabilities are stated at fair value. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates.

Accrued Carrier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, the length of time the service has been active, and the overall supplier relationship. It is common in the telecommunications industry for users and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. The accrued carrier cost reflected in the consolidated financial statements includes disputed but unresolved amounts claimed as due by suppliers, unless management is confident, based upon its experience and its review of the relevant facts and contract terms, that the outcome of the dispute will not result in liability for the Company. Management estimates this liability monthly, and reconciles the estimates with actual results quarterly as the liabilities are paid, as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires.

As of December 31, 2006, open disputes totaled $287,301. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for $88,979 in connection with these disputes, for which accruals are included on the accompanying consolidated balance sheet at December 31, 2006.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which uses a “management” approach for determining segments.

The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company operates in two geographic regions in addition to corporate activities: (i) North, Central and South America, and (ii) Europe, the Middle East and Asia.

Recent Accounting Pronouncements

In May 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also permits an entity to choose to subsequently measure each class of recognized servicing assets or servicing liabilities using either the amortization method specified in SFAS No. 140 or the fair value measurement method. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting For Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-03”). The scope of EITF No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records USF contributions and sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. The adoption of EITF No. 06-03 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — PUBLIC OFFERING OF SECURITIES

In the Offering, effective April 11, 2005 (closed on April 15, 2005), the Company sold to the public 575,000 Series A Units (the “Series A Units”) and 5,290,000 Series B Units (the “Series B Units”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an over allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Net proceeds from the Offering, including the exercise of the over allotment option, totaled $55,050,876 which was net of $4,415,624 in underwriting and other expenses. Each Series A Unit consisted of two shares of the Company’s common stock, five Class W Warrants, and five Class Z Warrants. Each Series B unit consisted of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Prior to a Business Combination, both the common stock and the Class B common stock generally had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote on the approval of a Business Combination. Further, should a Business Combination not be consummated within a specified period of time, the Trust Fund would have been distributed pro-rata to all of the Class B common stockholders, subject to potential claims by creditors, and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Of the net proceeds from the Offering, $53,429,000 was placed in the Trust Fund, and the remaining approximately $1.6 million was used by the Company to fund operations through the date of the Acquisitions, including business, legal and accounting due diligence on prospective acquisitions and for general and administrative expenses. The net proceeds placed in the Trust Fund were to be held until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. In connection with the Acquisitions, on October 15, 2006 the proceeds from the Offering plus accrued interest were released from the Trust Fund (see Note 4).

As a result of the Acquisitions, the Company’s outstanding shares of Class B common stock, including Class B common stock subject to possible conversion, were automatically converted into shares of common stock upon consummation of the Acquisitions.

NOTE 4 — ACQUISITIONS

On October 15, 2006, the Company acquired all of the outstanding capital stock of GII pursuant to a stock purchase agreement dated May 23, 2006, as amended (the “Stock Purchase Agreement”). Following the closing of the Acquisition, the Company paid the GII stockholders $12.75 million in cash, $5.25 million in promissory notes, 1,300,000 shares of the Company’s common stock, 1,450,000 of the Company’s Class W warrants and 1,450,000 of the Company’s Class Z warrants (of which 966,666 Class W warrants and 966,666 Class Z Warrants were placed in escrow at the closing and will be released subject to certain conditions). The $5.25 million of promissory notes issued to the GII stockholders consisted of (i) $4,000,000 of subordinated promissory notes, bearing interest at 6% per annum which are due on the earlier to occur of December 29, 2008 (with certain accrued interest payments due prior thereto) or upon a change in control, the exercise of not less than 50% of the issued and outstanding warrants as of the date of the note, or the issuance by the Company of debt or equity securities resulting in a financing of $20,000,000 or more; and (ii) $1,250,000 of promissory notes bearing interest at 6% per annum and due on June 30, 2007. The latter set of notes has been amended as of March 23, 2007 to extend the maturity dates from June 30, 2007 to April 30, 2008 and to adjust the interest rates payable (see Note 15).

The Acquisition of GII has been accounted for as a business combination with the Company as the acquirer of GII. Under the purchase method of accounting, the assets and liabilities of GII acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company. The cash consideration issued in the Acquisition of GII was funded from net proceeds from the Offering plus accrued interest which were released from the Trust Fund upon Class B stockholder approval and consummation of the Acquisitions.

The purchase price for the Acquisition of GII has been determined based on the cash consideration given, the value of debt securities issued, the value of the Company’s common stock and warrants issued and direct acquisition costs incurred. The purchase price of GII of $25.22 million consists of $12.75 million of cash, $5.25 million of promissory notes, $6.73 million estimated fair value (or approximately $5.18 per common share) of the 1,300,000 shares of common stock, $0.0001 par value, issued to the former shareholders of GII, and $0.47 million estimated fair value (or approximately $0.47 per Class W warrant and approximately $0.49 per Class Z warrant) of the 483,334 Class W warrants and 483,334 Class Z warrants issued to the former shareholders of GII which were not placed in escrow. The 966,666 of the Class W warrants and 966,666 of the Class Z warrants issued to the GII shareholders and held in escrow will be released from escrow to the GII shareholders when a majority of the 10,640,000 of the Company’s Class W warrants or of the 10,640,000 of the Company’s Class Z warrants that were

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

issued and outstanding as of May 23, 2006, the date of the GII Stock Purchase Agreement, have been exercised, redeemed or otherwise converted into cash or equity securities, or earlier in the event that certain executive officers, are dismissed from employment by the Company other than for “cause,” as defined in the employment agreements such officers entered into with the Company in connection with the Acquisitions, or if there is a merger, asset sale or similar transaction that results in a change of control of the Company. The value of the warrants placed in escrow will be included in the purchase price of GII upon resolution of the contingency. The estimated aggregate value of the 966,666 Class W warrants and 966,666 Class Z warrants to be placed in escrow is estimated at approximately $0.93 million. The fair value of the Company’s common stock, Class W and Class Z warrants issued in exchange for the shares of GII was based on the average closing market price of the respective securities for a period of two days prior and two days subsequent to May 23, 2006, the date of which the purchase agreement with GII was entered into and announced.

On October 15, 2006, the Company also acquired all of the outstanding voting stock of ETT pursuant to an offer made to its stockholders under the laws of England and Wales (the “Offer”). Following the consummation of the Offer, the Company paid the ETT stockholders $32.3 million in cash and $4.7 million in promissory notes. The promissory notes issued to the ETT stockholders bear interest at 6% per annum and are due on June 30, 2007. These notes have been amended as of March 23, 2007 to extend the maturity dates from June 30, 2007 to April 30, 2008 and to adjust the interest rates payable (see Note 15).

The Acquisition of ETT, like the Acquisition of GII, has been accounted for as a business combination with the Company as the acquirer of ETT. Under the purchase method of accounting, the assets and liabilities of ETT acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company. The cash consideration issued in the Acquisition was funded from net proceeds from the Offering plus accrued interest which were released from the Trust Fund upon Class B stockholder approval and consummation of the Acquisitions.

The aggregate purchase price of ETT of $37 million consists of $32.3 million of cash and $4.7 million of promissory notes.

	ETT	GII	Total

Cash	$32,333,333	$12,750,000	$45,083,333
Debt	4,666,667	5,250,000	9,916,667
Common Stock	—	6,731,400	6,731,400
Warrants	—	467,287	467,287
Allocation of Acquisition costs	1,670,000	1,136,000	2,806,000

Totals	$38,670,000	$26,334,687	$65,004,687

The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements have been based on the Company’s valuation,

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

including the use of an independent appraisal. The fair value of the assets acquired and liabilities assumed in the Acquisitions of GII and ETT are as follows:

	ETT	GII	Total

Net working capital deficiency	$(4,961,947)	$(503,203)	$(5,465,150)
Property and equipment	446,000	460,000	906,000
Other assets	390,000	396,000	786,000
Software	—	6,600,000	6,600,000
Customer contracts	—	300,000	300,000
Carrier contracts	7,000	144,000	151,000
Noncompete agreements	2,500,000	2,000,000	4,500,000
Deferred tax liability	(752,100)	(3,479,662)	(4,231,762)
Goodwill	41,041,047	20,417,552	61,458,599

Totals	$38,670,000	$26,334,687	$65,004,687

Goodwill is not deductible for tax purposes.

Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2006 and 2005 as if the results of GTTA and GTTE were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (amounts in thousands expect per share information):

	2006	2005

Revenues	$51,230	$49,991
Net loss	(4,811)	(2,033)
Basic and diluted loss per share	$(0.37)	$(0.16)
Weighted average common shares outstanding	13,035	13,030

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets consisting of customer and carrier contracts, software and restrictive covenants related to employment agreements as of December 31, 2006:

	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value

Customer contracts	5 years	$300,000	$12,658	$287,342
Carrier contracts	1 year	151,000	31,854	119,146
Noncompete agreements	5 years	4,500,000	189,863	4,310,137
Software	7 years	6,600,000	198,904	6,401,096

		$11,551,000	$433,279	$11,117,721

Amortization expense was $433,279 for the year ended December 31, 2006.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2006 for each of the years in the five-year period ending December 31, 2011 and thereafter is as follows:

2007	$2,022,003
2008	1,902,857
2009	1,902,857
2010	1,902,857
2011	1,700,337
Thereafter	1,686,810

Total	$11,117,721

NOTE 6 — SEGMENTS

The Company has determined subsequent to the Acquisitions that it operates under two reportable segments as the chief financial decision maker reviews operating results and makes decisions on a regional basis. A summary of the Company’s operations by geographic area follows:

		Europe, Middle East
	Americas	and Asia	Corporate	Total

Revenue	$3,730,344	$6,740,158	$—	$10,470,502
Operating loss	$(178,890)	$(106,993)	$(1,531,085)	$(1,816,968)
Depreciation and amortization	$351,670	$170,184	$—	$521,854
Interest income, net of expense	$10,213	$6,135	$2,092,368	$2,108,716
Gain on derivative financial instruments	$—	$—	$(1,927,350)	$(1,927,350)
Net loss	$(512,591)	$(207,814)	$(1,126,876)	$(1,847,281)
Total assets	$3,902,307	$10,606,365	$83,766,356	$98,275,028

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

2006

Furniture and fixtures	$113,580
Computer hardware and telecommunications equipment	657,761
Computer software	6,048
Leasehold improvements	201,449

Property and equipment, gross	978,838
Less accumulated depreciation and amortization	88,575

Property and equipment, net	$890,263

Depreciation and amortization expense associated with property and equipment was $88,575 for the year ended December 31, 2006.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following at December 31, 2006:

2006

Accrued compensation and benefits	366,705
Accrued professional fees	122,790
Accrued interest payable	125,520
Accrued taxes	94,589
Accrued carrier costs	1,600,122
Accrued other	23,452

$2,333,178

NOTE 9 — INCOME TAXES

The components of the provisions for income taxes for the year ended December 31, 2006 and the period from inception (January 3, 2005) to December 31, 2005 are as follows:

	2006	2005

Current:
Federal	$132,517	$307,000
State	61,571	—
Foreign	—	—

Subtotal	194,088	307,000

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Subtotal	—	—

Provision for income taxes	$194,088	$307,000

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rates for federal, state and local to income before income taxes for the reasons set forth below for the year ended December 31, 2006 and the period from inception (January 3, 2005) to December 31, 2005:

	2006	2005

US federal statuatory income tax rate	34%	34%
Net (loss) income before federal income tax	$(583,020)	$569,861
Addback loss (gain) on derivative financial instruments	655,299	(264,095)
Addback GTTE loss not subject to US tax	87,063	—
Less provision for state income tax	(20,934)	—
Other	(5,891)	1,234

Federal tax	132,517	307,000
State Tax	61,571	—

Total Tax	$194,088	$307,000

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of non-deductible expenses, valuation allowances and other deductions. The Company has not provided for US income taxes on the earnings of GTT-EMEA because it intends to permanently reinvest such earnings in the operations of GTT-EMEA.

The significant components of the Company’s net deferred tax asset at December 31, 2006 are as follows:

2006

Tax effect of operating loss carryforwards	$8,699
Cumulative amortization of intangibles	167,332
Stock-based compensation	11,919
Depreciation and rent deferral	663
Effect of valuation allowance	(188,613)

Net deferred tax asset	$—

The Company believes that it is more likely than not that all of the deferred tax asset will be realized against future taxable income but does not have objective evidence to support this future assumption. Therefore, the Company has recorded a full valuation allowance at December 31, 2006.

The significant components of the Company’s deferred tax liability at December 31, 2006 are as follows:

2006

Investment in intangible assets on acquisition of Subsidiary — GTTA	$9,010,000

Investment in intangible assets on acquisition of Subsidiary — GTTE	$2,507,000

Deferred US tax at 38.62%	$3,479,662
Deferred UK tax at 30%	752,100

Deferred tax liability	$4,231,762

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Other Taxes

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Estimates of the liability and associated receivables are presented in the accompanying consolidated financial statements.

NOTE 10 — EMPLOYEE BENEFITS, SHARE-BASED COMPENSATION

Stock-Based Compensation Plan

The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 3,000,000 shares.

The Plan permits the granting of stock options and restricted stock to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The options generally vest over four years with 25% of the option shares becoming exercisable one year from the date of grant and then 25% annually over the following three years. The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

Stock Options

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on management’s estimate. The assumptions used in the calculation of the stock option expense were as follows:

2006

Volatility	80.5%
Risk free rate	4.7%
Term	6.25
Dividend yield	0.0%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2006, 407,500 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2006:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Life (Years)	Value

Balance at December 31, 2005	—	$—	$—		$—
Granted	407,500	3.10	2.26	9.97	154,850
Exercised	—	—	—		—
Forfeited	—	—	—		—

Balance at December 31, 2006	407,500	$3.10	$2.26	9.97	$154,850

Exercisable	$—	$—	$—		$—

During the year ended December 31, 2006, the Company recognized compensation expense of $7,680 as a result of the vesting of options issued to employees and consultants which is included in selling, general and administrative expense on the accompanying consolidated statement of operations.

As of December 31, 2006, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending December, 2007	$230,407
Year ending December, 2008	230,407
Year ending December, 2009	230,407
Year ending December, 2010	222,049

$913,270

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. The expense associated with the awarding of restricted shares for the year ended December 31, 2006 is $141,419, which is included in selling, general and administrative expense on the accompanying consolidated statement of operations. The following table summarizes information concerning restricted shares outstanding as of December 31, 2006:

		Weighted
		Average
	Restricted	Fair
	Stock	Value

Balance at October 16, 2006	—	$—
Issued	96,774	3.10
Forfeited/cancelled	—	—

Balance at December 31, 2006	96,774	$3.10

Vested	24,192	$3.10

As of December 31, 2006, the Company had entered into agreements to grant an aggregate of 576,774 restricted shares of common stock to employees and members of the Board of Directors. As of December 31, 2006, 96,774 of the 576,774 shares of restricted stock were issued and outstanding. The remaining 480,000 shares of

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

restricted stock had been awarded as of December 31, 2006 and were issued thereafter. Of the $141,419 in restricted stock expense recorded in 2006, $66,406 related to the 96,774 restricted shares awarded and outstanding and $75,013 related to the award of the 480,000 restricted shares.

Retirement Plan

In 2002, GTTA established a 401(k) plan for its employees. In 2006, the Company matched 10% of employees’ contributions to the plan. The Company’s 401(k) expense for 2006 was $20,090.

GTTE does not sponsor any employer-sponsored pension plans but makes discretionary contributions of up to 10% of gross salary to defined contribution plans. Such amounts are charged as expense in the period to which they relate. For 2006 pension expense was $47,120.

GTT does not sponsor any pension or other type of retirement plans.

NOTE 11 — DEBT

As of December 31, 2006, GTT was obligated as follows:

2006

Notes payable to former GII shareholders, due December 29, 2008, bearing interest at 6% per annum	$4,000,000
Notes payable to former ETT and GII shareholders, due June 30, 2007, bearing interest at 6% per annum	5,916,667
Other notes payable	602,500

10,519,167
Less current portion	6,519,167

Long-term debt	$4,000,000

Maturities of long-term obligations for the years ended December 31 are as follows:
2008	$4,000,000

In March 2007, the Company amended the terms of certain of these notes (see Note 15).

NOTE 12 — CONCENTRATIONS

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and designated cash. At times during the periods presented, the Company had funds in excess of the $100,000 insured by the US Federal Deposit Insurance Corporation on deposit at various financial institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

For the year ended December 31, 2006, no single customer accounted for more than 10% of our total consolidated revenues. Our four largest customers accounted for approximately 26.5% of revenues during this period.

Approximately 68.4% of the Company’s revenue is currently generated by data services under contracts having terms ranging generally from 1 to 60 months. These contracts are mainly with large multi-national companies. The most significant operating expense is the cost of contracting for the leasing of bandwidth and other services from suppliers. The Company is subject to risks and uncertainties common to rapidly growing technology-

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

based companies, including rapid technology change, actions of competitors, dependence on key personnel and availability of sufficient capital.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitment — Leases

GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $268,000 supported by hypothecation of a CD held by the underlying bank in the same amount.

Office Space and Operating Leases

The Company has entered into certain non-cancelable operating lease agreements related to office space, equipment and vehicles. Total rent expense under operating leases was $273,436 for the year ended December 31, 2006. Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2006:

	Office Space	Other

2007	1,012,846	87,120
2008	869,371	61,901
2009	743,388	24,497
2010	671,824	—
2011	671,824	—
Thereafter	1,058,394	—

	$5,027,647	$173,518

Related Party Transactions — Office Lease and Administrative Support

The Company agreed starting in 2005 to pay Mercator Capital, LLC, an affiliate of certain stockholders, directors, and officers at the time, an amount equal to $7,500 per month, commencing on consummation of the Offering, for office, secretarial and administrative services. Through December 31, 2006 and 2005, $75,000 and $67,500, respectively, of expense for such services was recorded in the Company’s consolidated statements of operations. This lease commitment and the associated expenses terminated as of October 2006 following consummation of the acquisitions of GII and ETT.

Commitments-Supply agreements

As of December 31, 2006, the Company had supplier agreement purchase obligations of $35.3 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2006, the Company’s

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $975,000.

Service-by-Service Commitments — Early Termination Liability

The Company, to the extent practicable, matches the quantity, duration and other terms of individual purchases of communications capacity with agreements to supply communications to individual customers on a service-by-service basis. In the ordinary course of business, the Company enters into contracts with suppliers to provide telecommunication services typically for a period between 12 and 36 months. These supplier contracts are entered into when the Company has entered into sales contracts with customers. The key terms and conditions of the supplier and customer contracts are substantially the same. The Company recognizes profit on communications sales to the extent its revenue from supplying communications exceeds its cost to purchase the underlying capacity. In the year ended September 30, 2004, GTTA began purchasing capacity under five-year commitments from certain vendors in order to secure more competitive pricing. These five-year purchase commitments are not, in all cases, matched with five-year supply agreements to customers. In such cases, if a customer disconnects its service before the five-year term ordered from the vendor expires, and if GTTA were unable to find another customer for the capacity, GTTA would be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be able to be waived by the vendor if GTTA orders replacement service with the vendor of equal or greater revenue to the service cancelled. As of December 31, 2006, the total potential early termination liability exposure to the Company was $382,000.

Employment Agreements

In connection with the Acquisitions, certain members of management have entered into employment agreements with the Company for certain base salaries. In addition, such individuals are entitled to bonuses and share-based compensation.

Conversion Right of Holders of Class B Common Stock

As permitted in the Company’s Certificate of Incorporation prior to and until the Acquisitions, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and properly exercised their Conversion Rights would be paid their conversion price. There is no distribution from the Trust Fund with respect to the warrants included in the Series A Units and Series B Units or with respect to the common stock issued prior to consummation of the Business Combination. Any Class B stockholder who converted his or her stock into his or her share of the Trust Fund retained the right to exercise the Class W warrants and Class Z warrants that were received as part of the Series B Units.

In connection with the Acquisitions, the Company determined that Class B stockholders owning less than 20% of the outstanding Class B common stock both voted against the Acquisitions and properly exercised their Conversion Rights for a pro-rata distribution from the Trust Fund based on the value of the Trust Fund as of October 13, 2006. The actual per-share conversion price issuable to Class B stockholders who voted against the Acquisitions and elected conversion is equal to the amount in the Trust Fund (inclusive of any interest thereon) immediately prior to the proposed Business Combination, divided by the number of Class B shares sold in the

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Offering, or approximately $5.35 per share based on the value of the Trust Fund as of October 13, 2006. Accordingly, the Company is required to convert such Class B stockholders’ shares (which were converted into shares of common stock upon consummation of the Acquisitions) into cash following verification that such stockholders properly exercised their Conversion Rights. As of December 31, 2006, the Company had recorded a liability of approximately $11.3 million (based upon a maximum possible conversion of approximately 2.11 million shares of former Class B common stock) in connection with such exercises of Conversion Rights. As of December 31, 2006, the Company had not made payment with respect to any shares tendered for conversion, and was in the process of reviewing and confirming those shares’ eligibility for conversion into a cash payment. Since December 31, 2006, based upon its review of the documents submitted to validate eligibility for receipt of conversion payments, the Company has made payment with respect to the conversion of certain of these tendered shares (see Note 15).

Contingencies-Legal proceedings

The Company is subject to legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No material reserves have been established for any pending legal proceeding, either because a loss is not probable or the amount of a loss, if any, cannot be reasonably estimated.

NOTE 14 — CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

Upon the consummation of the Acquisitions of GII and ETT in October 2006, all outstanding shares of the Company’s Class B common stock were converted into common stock pursuant to the Company’s Certificate of Incorporation, subject to the rights of certain holders of our former Class B common stock who had voted against the Acquisitions and properly exercised their Conversion Rights to have such shares converted into cash equal to their pro rata portion of the Trust Fund. The Class B common stock ceased trading subsequent to the Acquisitions and was thereafter deregistered.

The Company is authorized to issue 80,000,000 shares of common stock. As of December 31, 2006, there are 13,126,874 shares of the Company’s common stock issued and outstanding, including up to approximately 19.99% (i.e., approximately 2,114,942 shares) of the Company’s 10,580,000 former Class B common shares that were subject to possible conversion to cash.

As of December 31, 2006, there are 38,569,900 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W warrants and Class Z warrants (representing 24,180,000 shares if all such warrants were exercised), the Plan (representing 2,903,226 remaining shares reserved under the Plan for issuance), and the UPO (representing 1,220,000 shares if the UPO were exercised in full).

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

Warrants

The Company has the following common stock warrants outstanding as of December 31, 2006 and 2005:

	2006
		Exercise
	Warrants	Prices	Expiration

Founders’ warrants:
Class W	2,475,000	$5.00	April 10, 2010
Class Z	2,475,000	$5.00	April 10, 2012
Warrants issued in connection with IPO:
Class W	8,165,000	$5.00	April 10, 2010
Class Z	8,165,000	$5.00	April 10, 2012
Warrants issued in connection with acquisitions:
Class W	1,450,000	$5.00	April 10, 2010
Class Z	1,450,000	$5.00	April 10, 2012

	24,180,000

	2005
		Exercise
	Warrants	Prices	Expiration

Founders’ warrants:
Class W	2,475,000	$5.00	April 10, 2010
Class Z	2,475,000	$5.00	April 10, 2012
Warrants issued in connection with IPO:
Class W	8,165,000	$5.00	April 10, 2010
Class Z	8,165,000	$5.00	April 10, 2012

	21,280,000

In January 2005, the Company sold and issued to its initial security holders Class W warrants to purchase up to an aggregate of 2,475,000 shares of the Company’s common stock and Class Z warrants to purchase up to an aggregate of 2,475,000 shares of the Company’s common stock for an aggregate purchase price of $247,500, or $0.05 per warrant. These warrants are also subject to registration rights. However, if the Company is unable to register the underlying shares it may satisfy its obligations to the initial securityholders by delivering unregistered shares of common stock. The 2,475,000 Class W warrants and 2,475,000 Class Z warrants outstanding prior to the Offering, all of which were initially held by the Company’s officers and directors or their affiliates, are not redeemable by the Company as long as such warrants continue to be held by such individuals.

In connection with the Offering, the Company sold and issued Class W warrants to purchase up to an aggregate of 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class W warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase common shares at $5.00 per share commencing upon completion of the Acquisitions and ending April 10, 2010. As of December 31, 2006 and 2005, there were 12,090,000 and 10,640,000 Class W warrants, respectively, outstanding.

In connection with the Offering, the Company sold and issued Class Z warrants to purchase up to an aggregate of 8,165,000 shares of the Company’s common stock. Except as set forth below, the Class Z warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

commencing upon completion of the Acquisitions and ending April 10, 2010. As of December 31, 2006 and 2005, there were 12,090,000 and 10,640,000 Class Z warrants, respectively, outstanding.

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

Upon consummation of the acquisition of GII, as part of the consideration payable to the former GII shareholders in connection with their sale of GII’s capital stock, the Company issued 1,450,000 Class W warrants and 1,450,000 Class Z warrants to the GII shareholders. Pursuant to the Stock Purchase Agreement with GII, 966,666 of these Class W Warrants and 966,666 of these Class Z Warrants were placed in escrow, subject to release at such time that a majority of the Class W warrants or Class Z warrants, as applicable, issued and outstanding as of May 23, 2006 had been exercised, redeemed, or otherwise converted into cash or equity securities of the Company, or earlier under certain conditions.

The former GII shareholders executed lock-up agreements with the Company prohibiting them, for a specified period of time, from selling or transferring any common stock of the Company: (i) issued to the GII shareholders in connection with the acquisition of GII or (ii) acquired through the exercise of the warrants issued to the GII shareholders in connection with the acquisition of GII (the “Lock-Up Shares”). Six months after the closing of the acquisition of GII, the former shareholders of GII may sell or transfer up to 50% of that number of Lock-Up Shares that would be permitted to be sold pursuant to Rule 145 promulgated under the Securities Act of 1933, as amended, in any consecutive three month period. Eighteen months following the closing of the acquisition of GII, the former GII shareholders may freely sell or transfer their Lock-Up Shares.

The GII Stock Purchase Agreement, as amended, also included certain provisions setting forth the rights of the former GII shareholders with respect to registration of the equity securities of the Company (including, but not limited to, the Class W warrants and the Class Z warrants) received by those former GII shareholders as consideration for the sale of GII. Under these provisions, the Company would generally be required to make best efforts to include certain equity securities held by the former GII shareholders in any registration statement filed by the Company or to use reasonable best efforts to register those securities upon demand by certain GII shareholders starting three months after the closing of the Acquisitions. The GII Stock Purchase Agreement does not, however, obligate the Company to settle in cash the exercise of the Class W Warrants and Class Z Warrants issued to the former GII shareholders.

Purchase Option

Upon the closing of the Offering, the Company sold and issued the UPO, for $100, to purchase up to 25,000 Series A units and/or up to 230,000 Series B units. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering. The Company estimated the fair value of this UPO at the date of issuance, $752,450, using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant and issuance using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 4.02% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the completion of the Acquisitions and expiring on April 11, 2010.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)

Notes to Consolidated Financial Statements — (Continued)

The UPO is classified as a derivative liability on the accompanying consolidated financial statements. Accordingly, the Company uses the Black Scholes option-pricing model for determining fair value of the UPO at the end of each period. The fair value of the UPO at December 31, 2006 of $596,650 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $11.76 and quoted fair value of a Series B Unit of $7.92, (2) expected volatility of 62.55%, (3) risk-free interest rate of 4.74% and (4) contractual life of 3.29 years. The fair value of the UPO at December 31, 2005 of $547,250 was estimated using the following assumptions: (1) quoted fair value of a Series A Unit of $10.00 and quoted fair value of a Series B Unit of $10.90, (2) expected volatility of 34.99%, (3) risk-free interest rate of 4.35% and (4) contractual life of 4.29 years.

Derivative Liabilities

GTT’s derivative liabilities are the following at issuance on April 15, 2005 and at December 31, 2006 and 2005:

		At December 31,	At December 31,
	At Issuance	2006	2005

Fair value of 8,165,000 Class W Warrants and 8,165,000 Class Z Warrants issued as part of Series A and Series B Units sold in the Offering	$6,532,000	$7,838,400	$5,960,450
Fair value of Underwriter Purchase Option	752,450	596,650	547,250

Totals	$7,284,450	$8,435,050	$6,507,700

During the year ended December 31, 2006 and the period of inception (January 3, 2005) to December 31, 2005, the Company recorded unrealized (losses) gains of $(1,927,350) and $776,750, respectively, on derivative liabilities as a result of changes in the fair value of the warrants and the UPO.

NOTE 15 — SUBSEQUENT EVENTS

Amendment of Promissory Notes Previously due June 30, 2007

On March 23, 2007, the Company and the holders of approximately $5.9 million in promissory notes previously due and payable by the Company on June 30, 2007 (see Note 11) entered into agreements to amend the notes. As a result of these amendments, the maturity date of each of the notes has been extended from June 30, 2007 to April 30, 2008. In addition, the per annum interest rate payable with respect to each note has been modified as follows: (a) from October 15, 2006 through March 31, 2007 — 6%; (b) from April 1, 2007 through June 30, 2007 — 8%; (c) from July 1, 2007 through October 31, 2007 — 10%; (d) from November 1, 2007 through December 31, 2007 — 12%; (e) from January 1, 2008 through March 31, 2008 — 14%; and (f) from April 1, 2008 and thereafter — 16%.

Conversion of Former Class B Shares into Cash, Share Retirement, and Share Issuances

As of March 16, 2007, the Company had determined that 1,860,850 shares of former Class B common stock qualified for conversion and has made payment of approximately $9.96 million with respect to the conversion of those shares. As a result of this conversion process, these shares have been canceled.

The Company issued approximately 340,000 shares of restricted stock between January 1, 2007 and March 16, 2007 to certain executives as contemplated by their respective employment and/or restricted stock agreements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
GTT — EMEA Limited

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ deficit and cash flows of GTT — EMEA Limited and Subsidiaries (formerly European Telecommunications & Technology Limited) for the period from January 1, 2006 to October 15, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GTT-EMEA Limited and Subsidiaries for the period from January 1, 2006 to October 15, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  J.H. Cohn LLP

Jericho, New York
April 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
European Telecommunications & Technology Limited

We have audited the accompanying consolidated balance sheet of European Telecommunications & Technology Limited and subsidiaries as of December 31, 2005 and the related consolidated statement of income and comprehensive income, stockholders’ deficit, and cash flows for the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of European Telecommunications & Technology Limited and subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Signed BDO Stoy Hayward LLP

London, England
June 1, 2006

Report of Independent Auditors

To the Board of Directors and Shareholders of
GTT — EMEA Limited (formerly European Telecommunications & Technology Limited)

We have audited the accompanying consolidated statements of operation, comprehensive loss, changes in stockholders’ deficit and cash flows of GTT — EMEA Limited and its subsidiaries (‘the Company’) for the year ended 31 December 2004 These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, comprehensive loss, changes in stockholders’ deficit and cash flows of GTT — EMEA Limited for the year in the period ended 31 December 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a net capital deficiency. Management’s plans with regard to these matters are also described in Note 1.

/s/  PricewaterhouseCoopers LLP

London, England

21 June 2006

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Balance Sheet

As at
December 31,
2005
$

ASSETS
Current assets:
Cash and cash equivalents	4,087,053
Accounts receivable, net of allowance for doubtful accounts of $ $67,519 at December 31, 2005	4,393,640
Deferred contract costs	1,080,317
Prepaid expenses and other current assets	297,449

Total current assets	9,858,459
Property and equipment, net	440,572
Deferred contract costs and other assets	977,756

Total assets	11,276,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term obligations	899,244
Accounts payable	8,963,031
Accrued expenses and other current liabilities	2,104,549
Deferred revenue	2,039,332

Total current liabilities	14,006,156
Long-term obligations, less current maturities	499,029
Deferred revenue	158,867

Total non current liabilities	657,896
Commitments and contingencies (Note 10)	—
Shareholders’ deficit
Preferred ordinary shares; par value $0.000186 (£0.0001); 100,000,000 shares authorized; 72,366,941 shares issued and outstanding at December 31, 2005	10,597
Ordinary shares; par value $0.000186 (£0.0001); 100,000,000 shares authorized; 64,445,538 shares issued and outstanding at December 31, 2005	10,170
A Ordinary shares; par value $0.000186 (£0.0001); 100,000,000 shares authorized; 37,700,006 shares issued and outstanding at December 31, 2005	5,967
Additional paid-in capital	19,293,471
Accumulated deficit	(24,739,313)
Accumulated other comprehensive income	2,653,843
Treasury shares, at cost	(622,000)

Total shareholders’ deficit	(3,387,265)

Total liabilities and shareholders’ deficit	11,276,787

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statements of Operations

For the Period from January 1, 2006 to October 15, 2006 and For the Years Ended
December 31, 2005 and 2004

	January 1, 2006 to	Year Ended	Year Ended
	October 15, 2006	December 31, 2005	December 31, 2004
	$	$	$

Revenue	26,122,950	34,711,639	35,075,501
Cost of revenue	18,583,780	24,506,895	25,754,951

Gross profit	7,539,170	10,204,744	9,320,550

Operating expenses:
Selling expenses	3,979,261	5,150,563	5,070,455
General and administrative	4,840,440	5,288,986	4,810,101

Total operating expenses	8,819,701	10,439,549	9,880,556

Operating loss	(1,280,531)	(234,805)	(560,006)

Other income (expense):
Interest income	98,515	181,938	117,955
Interest expense	(86,130)	(178,133)	(48,147)

Total other income (expense)	12,385	3,805	69,808

Loss before income taxes	(1,268,146)	(231,000)	(490,198)
Income taxes	—	—	—

Net loss	(1,268,146)	(231,000)	(490,198)

Net loss per share:
Basic and diluted	(0.01)	—	—

Weighted average shares:
Basic and diluted	174,512,485	174,512,485	174,512,485

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statements of Comprehensive Income (Loss)

For the Period from January 1, 2006 to October 15, 2006 and For the Years Ended
December 31, 2005 and 2004

	January 1, 2006 to
	October 15, 2006	December 31, 2005	December 31, 2004
	$	$	$

Net loss	(1,268,146)	(231,000)	(490,198)
Foreign currency gain (loss) on translation	(635,811)	507,455	(200,503)

Total comprehensive income (loss)	(1,903,957)	276,455	(690,701)

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statements of Changes in Shareholders’ Deficit

For the Period from January 1, 2006 to October 15, 2006 and For the Years Ended
December 31, 2005 and 2004

											Accumulated
									Additional		Other
	Ordinary Shares		A Ordinary Shares		Preferred Ordinary Shares		Deferred Shares		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Income	Deficit	Total
		$		$		$		$	$	$	$	$	$

Balance, January 1, 2004	64,445,538	10,170	37,700,006	5,967	72,366,941	10,597	—	—	19,293,471	(622,000)	2,346,891	(24,018,115)	(2,973,019)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(490,198)	(490,198)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(200,503)	—	(200,503)

Balance, December 31, 2004	64,445,538	10,170	37,700,006	5,967	72,366,941	10,597	—	—	19,293,471	(622,000)	2,146,388	(24,508,313)	(3,663,720)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(231,000)	(231,000)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	507,455	—	507,455

Balance, December 31, 2005	64,445,538	10,170	37,700,006	5,967	72,366,941	10,597	—	—	19,293,471	(622,000)	2,653,843	(24,739,313)	(3,387,265)
Net loss, October 15. 2006	—	—	—	—	—	—	—	—	—	—	—	(1,268,146)	(1,268,146)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(635,811)	—	(635,811)
Conversion to Deferred Ordinary Stock	(49,365,866)	(7,790)	(28,980,103)	(4,587)	—	—	78,345,969	12,377	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	375,754	—	—	—	375,754
Sale of treasury shares	—	—	—	—	—	—	—	—	82,053	622,000	—	—	704,053

Balance, October 15, 2006	15,079,672	2,380	8,719,903	1,380	72,366,941	10,597	78,345,969	12,377	19,751,278	—	2,018,032	(26,007,459)	(4,211,415)

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statements of Cash Flows

For the Period from January 1, 2006 to October 15, 2006 and For the Years Ended
December 31, 2005 and 2004

	January 1, 2006 to
	October 15, 2006	December 31, 2005	December 31, 2004
	$	$	$

Cash Flows From Operating Activities:
Net loss	(1,268,146)	(231,000)	(490,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	194,468	269,513	298,764
Share-based compensation expense	375,754	—	—
Other	—	21,027	—
Changes in operating assets and liabilities:
Accounts receivable	(2,795,355)	(118,562)	(984,392)
Deferred contract costs, prepaid expenses and other assets	833,811	1,051,281	(667,933)
Accounts payable	488,498	(192,227)	1,988,044
Accrued expenses and other current liabilities	(518,076)	(35,006)	554,279
Deferred revenue	1,200,295	(522,955)	536,190

Net cash provided by (used in) operating activities	(1,488,751)	242,071	1,234,754

Cash Flows From Investing Activities:
Property and equipment purchases	(166,119)	(291,167)	(98,704)

Net cash used in investing activities	(166,119)	(291,167)	(98,704)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(529,877)	(637,760)	(396,938)
Cash proceeds from long-term obligations	—	—	1,832,770

Net cash provided by (used in) financing activities	(529,877)	(637,760)	1,435,832

Effect of exchange rate changes on cash	239,155	(491,954)	302,114

Net increase (decrease) in cash and cash equivalents	(1,945,592)	(1,178,810)	2,873,996
Cash and cash equivalents at beginning of period	4,087,053	5,265,863	2,391,867

Cash and cash equivalents at end of period	2,141,461	4,087,053	5,265,863

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	86,130	178,133	48,147

The accompanying notes are an integral part of the consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements

Note 1.  Nature of Operations

GTT — EMEA Limited and its subsidiaries (the “Company” or “GTT”), is a non-facilities based supplier of dedicated managed data networks and value-added services serving over 100 multinational enterprise customers in 45 countries. The Company is headquartered in London, England, and its customers are located throughout the world.

The Company incurred a consolidated net loss of $1,268,146 for the period from January 1, 2006 to October 15, 2006, and current liabilities exceeded current assets by $4,817,561 at October 15, 2006. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company and generation of cash flow sufficient to meet its obligations. The directors have reviewed the current trading position, forecasts and prospects of the Company, the funding position from lenders and shareholders (which includes a letter of financial support from its parent company, Global Telecom & Technology, Inc.), and the terms of trade in operation with customers and suppliers. The Company believes that current cash resources and bank facilities available to the Company will provide the Company with adequate liquidity to allow support for its business operations through October 15, 2007.

On October 15, 2006, the Company’s outstanding voting stock was acquired by Mercator Partners Acquisition Corp., a company registered in the United States. For further detail on the acquisition, refer to Note 12 (“Subsequent Events”).

Note 2.  Summary of Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of GTT — EMEA Limited and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The Company held 100% of the ordinary share capital in the following subsidiary undertakings at October 15 2006 and December 31, 2005:

European Telecommunications & Technology SARL, incorporated in France

European Telecommunications & Technology Inc., incorporated in the United States of America

ETT European Telecommunications & Technology Deutschland GmbH, incorporated in Germany

ETT (European Telecommunications & Technology) Private Limited, incorporated in India

European Telecommunications & Technology (S) Pte Limited, incorporated in Singapore

ETT Network Services Limited, incorporated in UK

The subsidiary undertakings are telecommunication integration companies and have December year-ends, except for India which has a March year-end.

Translation of foreign currencies

Foreign currency assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities are accumulated as part of the foreign currency translation adjustment in shareholders’ deficit. The Company has determined the functional currency to be the UK Pound.

These financial statements have been reported in US Dollars by translating asset and liability amounts at the closing exchange rate, the equity amounts at historical rates, and the results of operations and cash flows at the

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

average exchange rate in effect during the periods reported. Certain per share information is disclosed in the Great UK Pound as well as the US Dollar.

A summary of exchange rates used is as follows:

	October 15,	December 31,	December 31,
	2006	2005	2004

Closing exchange rate	1.85650	1.72079	1.92620
Average exchange rate during the period	1.82112	1.82069	1.83277

Transactions denominated in foreign currencies are recorded at the rates of exchange ruling at the time of the transaction. Exchange differences arising are recorded in the accompanying consolidated statement of operations.

Use of estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates. Significant estimates are used in the deferred tax valuation allowance and impairment decisions. Significant changes in the estimate of the deferred tax valuation allowance could materially affect the consolidated financial statements.

Revenue recognition

Revenue is primarily derived from arrangements with multiple elements such as monthly connection charges, installation, maintenance, equipment and usage charges. The arrangements are separated into units of accounting based on the following criteria; whether the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and there is a general right of return and delivery or performance of the undelivered items is considered probable and substantially within the control of the Company. When the fair value of the undelivered elements is unable to be determined revenue is recognized evenly over the term of the contract from the date that completion of the installation is verified by customer acceptance. Deferred revenue relates to up-front payments received on contracts and amounts received in advance from customers for services yet to be rendered.

The Company also evaluates relevant facts and circumstances regarding recording revenue at gross or net and records revenue at the gross amount billed to customers because management has determined the Company has earned the revenue from the sale of the goods or services.

Installation costs that are directly attributable to a managed service contract are capitalised as deferred contract costs and expensed over the term of the contract from the date the installation is verified by the customer.

Monthly connection charges and installation are determined to be one unit of accounting as there is no stand alone value to the customer and the revenue is recognized over the life of the contract. Maintenance revenue is determined to be a separate unit of accounting and the revenue is recognized over the life of the contract.

Equipment revenue is recognized when there is persuasive evidence of an agreement with the customer, the equipment is shipped and title has passed, the amount due from the customer is fixed and determinable, and collectibility is reasonably assured.

Usage charge revenue is recognized as the connection is utilized by the customer in accordance with the agreement.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Accounts receivable

Credit extended is based on an evaluation of the customer’s financial condition and is granted to customers on an unsecured basis. Accounts receivable from sales of services and monthly connection billings are typically due from customers within 30 days of invoicing.

Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts listed below. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes-off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations.

Information related to the activity of the allowance for doubtful accounts is as follows:

	October 15,	December 31,	December 31,
	2006	2005	2004
	$	$	$

Beginning balance	67,519	75,578	130,521
Bad debt expense	—	9,255	49
Reversals	—	—	(52,175)
Write-offs	—	(9,255)	(10,465)
Foreign currency exchange	5,324	(8,059)	7,648

Ending balance	72,843	67,519	75,578

Cash

Cash includes cash on hand and cash held in banks. The Company does not maintain insurance for cash deposits. Foreign cash balances held at various financial institutions located in countries outside the UK totaled $1,172,724 at December 31, 2005.

Property and equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Computer equipment and furniture is depreciated over lives ranging from three to five years, and leasehold improvements are depreciated over the term of the lease or estimated useful life, whichever is shorter. Upon retirement or other disposition of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized when they increase the estimated useful life of the asset.

Leased assets

Where the Company retains substantially all the risks and rewards of ownership of an asset subject to a lease, the lease is treated as a capital lease. The amount capitalised in property and equipment is the lesser of fair value or present value of the minimum lease payments payable during the lease term and is depreciated over the shorter of the lease term or its estimated useful life. The corresponding lease commitments are recorded as capital lease obligations. Leases other than capital leases are treated as operating leases. Costs in respect of operating leases are charged on a straight-line basis over the lease term.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Impairment of long-lived assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income taxes

The Company accounts for income taxes under the liability method. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has concluded that a full valuation allowance against its deferred tax assets is appropriate.

Treasury shares

The Company accounts for purchases of its own shares as treasury shares under the cost method. All of the shares held as treasury shares are expected to be used to meet exercises of share options granted to employees.

Other comprehensive income

In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity that are not as a result of transactions with shareholders. For the Company this consists of foreign currency translation adjustments.

Fair value of financial instruments

The Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value as the instruments are stated at variable interest rates.

Defined contribution plans

The Company does not operate a company sponsored pension plan but makes discretionary contributions of up to 10% of the gross salary to the defined contribution plans. The expense is charged to the operations in the year to which it relates.

Share-based compensation

Until December 31, 2005, the Company applied SFAS 123 and used the intrinsic value method to value the share options issued to employees and directors. Under the intrinsic value method the difference between the market value of the shares at the measurement date and the exercise price of the option is credited to shareholders’ equity and charged to the profit and loss account over the vesting period. As of January 1, 2006, the Company applies SFAS 123(R) and uses the fair value method, where share options issued to employees and directors recognized as expenses in the consolidated statements of operations when options are granted. Had the fair value method been applied in the years to December 31, 2005 and 2004, the compensation expense would not have been

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

different in the periods presented as all options only vest upon a certain event (see Note 6). The Company did not grant any options in the period from January 1, 2006 to October 15, 2006.

The weighted average fair value of employee share options granted was $0.04 per share during the years ended December 31, 2005 and 2004. The fair value of options granted was estimated on the date of grant using the minimum value model, with the following assumptions; average expected life of 5 years, average risk-free interest rate of 2.82%, and no dividend yield.

Net loss per share

Basic net loss per share is computed using the weighted daily average number of shares of common shares outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of share options and warrants, if dilutive. Share options totaling nil, 14,175,000 and 14,670,000 for the periods ended October 15, 2006, December 31, 2005 and 2004, were excluded from the diluted calculation because their effect was anti-dilutive. Warrants for the purchase of shares were excluded from the dilutive calculation because they are contingently convertible (see Note 5).

Segment Reporting

The Company determines and discloses its segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which uses a “management” approach for determining segments.

The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The Company operates in three geographic regions in addition to corporate activities: (i) the United Kingdom, (ii) Germany, and (iii) rest of world.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 3.  Property and Equipment

Property and equipment are as follows:

As at
December 31, 2005
$

Cost
Computer equipment	1,303,466
Furniture	266,950
Leasehold improvements	321,611

1,892,027

Accumulated depreciation
Computer equipment	1,032,696
Furniture	221,035
Leasehold improvements	197,724

1,451,455

Net book value	440,572

Depreciation expense was as follows:

	January 1, 2006 to	Year Ended	Year Ended
	October 15,	December 31,	December 31,
	2006	2005	2004
	$	$	$

Selling expenses	58,340	101,292	110,924
General and administrative	136,128	168,221	187,840

	194,468	269,513	298,764

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 4.  Financing

The Company has the following financing agreements:

As at
December 31,
2005
$

Finance leases with the Bank of Scotland to purchase equipment for use in the provision of services to customers. Repayments are due in monthly installments of $11,690 and the lease bears implicit interest at 8.5% and is collateralized by the equipment leased. There are no covenants with this agreement	107,680
A term loan with the Bank of Scotland was fully paid by September 2006 and bore interest at 2.5% over the bank’s base rate (effective rate of 7.00% at December 31, 2005).(* *)	240,911
$1,438,050 term loan with the Bank of Scotland for the purpose of capital expenditure originated in December 2004. The loan is due in monthly instalments commencing in June 2005 through November 2007 and bears interest at 2.5% over the bank’s base rate (effective rate of 7.00% at December 31, 2005) (* *)	1,049,682

1,398,273
Less current maturities of long-term obligations	899,244

Long-term obligations	499,029

Maturities of long-term obligations for the years ended December 31 are as follows:
2006	899,244
2007	499,029

1,398,273

(* *)	Both term loans are collateralized against all of the Company’s assets (including future assets) through a debenture originally put in place on February 7, 2002, and granted by the Company in favour of the Bank of Scotland. The term loans are both subject to a series of affirmative covenants as well as the following specific financial covenants:

a)	The ratio of EBITDA to senior interest shall not be less than 1:1 prior to 31 March 2006. On 31 March 2006 and thereafter, the ratio of EBITDA to senior interest shall not be less than 2:1 unless other wise agreed.

b)	The ratio of trade debtors to net borrowings due to the Bank of Scotland shall not at any time be less than 2:1.

The Company was in compliance with the above covenants as of December 31, 2005.

Both of the term loans were repaid in full, the first term loan for $453,525 in September 2006 and the second term loan for $1,438,050 on November 10, 2006.

The Company had a $430,197 credit facility outstanding with the Bank of Scotland which could be drawn as an overdraft, guarantees or letters of credit. The credit facility did not have an expiration date, but was rather reviewed annually by the bank. The rate of interest applicable to the facility is 2.5% plus the bank’s base rate (effective rate of 7% at December 31, 2005). The credit facility is collateralized against all of the Company’s assets through the debenture disclosed above. As long as the credit facility remains outstanding, the Company shall maintain a ratio of Good Trade Debtors to Bank Borrowings of 2:1 or higher, to be tested on a monthly basis.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 5.  Shareholders’ Equity

During the periods ended October 15, 2006, December 31, 2005 and December 31, 2004, no new shares were issued. The Company’s Preferred Ordinary Shares are non-cumulative and rank pari passu with the other shares in voting rights. On a return of assets on liquidation, or other reduction of capital, the holders of the Preferred Ordinary Shares will be entitled, after payment of the Company’s liabilities, in priority to other shareholders, to receive an amount equivalent to their original investment, with the balance being distributed pro rata amongst all shareholders, including the holders of Preferred Ordinary Shares.

On a sale of the whole or substantial part of the Company where proceeds are distributed to shareholders, a buyer acquiring 50% or more of the total voting rights of the shares in the Company or an initial public offering, a proportion of the Ordinary and A Ordinary Shares will be converted into Deferred shares, which have no voting rights and no rights to capital or income. The number of shares to be so converted will be determined in the event of one of the above occurring in accordance with the terms set out in the Articles of Association of the Company.

The investors who purchased Preferred Ordinary Shares (“Original Preferred Investors”) also received warrants as part of the share purchase agreements. The warrant holder can subscribe for further preferred shares in the circumstances detailed as follows; the number of shares to purchase with the warrants is variable based on a formula related to subsequent issuance. The holder would only exercise if subsequent share subscriptions were at a lesser price per share than that at which the Original Preferred Investors purchased their shares (£0.159). If shares are never issued below the share price the Original Preferred Investors paid, then the warrant holders would not exercise their rights. The warrants are exercisable for £.0001.

On the date immediately preceding the offer becoming conditional in all respects, a proportion of the Ordinary and A Ordinary Shares were converted into Deferred shares. The number of A Ordinary and Ordinary shares converting into Deferred shares resulted (on a fully diluted basis) in the holders of Preferred Ordinary shares receiving their Investor Return, as defined in the Company’s Articles of Association. Deferred shares were liable for compulsory acquisition by the Company at their fair value forthwith after the offer was declared unconditional in all respects. Deferred shares carry no right to vote and no right to any distribution of profit. They are therefore considered to be of limited value.

On October 15, 2006, the Company sold the remaining treasury shares for $704,053 which had a cost basis of $622,000. The proceeds reclassed in excess of the cost of treasury shares of $82,053 was recorded within additional paid-in capital.

Note 6.  Share Options

The Company had three separate share option plans that had similar terms. The Company purchased 14,016,667 shares of treasury shares reserved for share options and can also issue up to 5% of issued share capital (Preferred Ordinary Shares, Ordinary Shares and A Ordinary Shares) in share options. In respect of the plans an option holder could exercise all or any of his options, subject to meeting any performance conditions that may apply, in whole or in part only on or after: (1) the making of an application for a public listing (as defined in the rules of the plan) (2) the receipt of a notice from the directors that negotiations for a disposal (as defined in the rules of the plans) are proceeding and (3) the receipt of a notice from the Directors that negotiations are proceeding which may give rise to a person becoming an acquiring group or an acquiring person (as defined in the rules of the plans).

Certain options granted were subject to the achievement of certain performance targets. These targets related to revenue and sales growth in respective years. All these performance targets were achieved in relation to each year.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Share options at October 15, 2006, and December 31, 2005 and 2004 are as follows:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Exercise Price
		($’s)	(£’s)

Outstanding at January 1 2004	13,615,000	$0.226	£0.127
Granted	5,415,000	$0.288	£0.159
Exercised	—	—	—
Forfeited	(4,360,000)	$(0.276)	£(0.148)

Outstanding at December 31 2004	14,670,000	$0.260	£0.135
Granted	19,556,000	$0.053	£0.030
Exercised	—	—	—
Cancelled	(18,756,000)	$(0.194)	£(0.109)
Forfeited	(1,295,000)	$(0.134)	£(0.073)

Outstanding at December 31 2005	14,175,000	$0.052	£0.030
Granted	—	—	—
Exercised	(12,365,000)	$(0.056)	£(0.030)
Cancelled	—	—	—
Forfeited	(1,810,000)	$(0.055)	£(0.030)

Outstanding at October 15 2006	—	—	—

In July 2005, the Company wrote to share option holders stating that it had agreed to re-value all share options granted under the above plans at an exercise price of $0.283 (£0.159). This involved the respective option holders waiving their rights over the old options in return for new options to be granted at an exercise price of $0.053 (£0.03). On August 4, 2005, the Company granted new unapproved share options at the revised value of $0.053 (£0.03) and the old share options were cancelled. The Company determined that the options have the same exercise price as the fair value on the date that they re-priced the options and therefore no compensation expense was required to be recognized on the date of re-pricing.

In December 2005, the Company wrote to certain share option holders stating that it had agreed to re-grant unapproved share options granted in July 2005 (see above) under its Enterprise Management Incentive scheme (EMI) where option holders were eligible under the EMI scheme. The valuation was agreed with the Inland Revenue in December 2005. This involved the respective option holders waiving their rights over the old options in return for new options to be granted at an exercise price of $0.053 (£0.03). On December 19, 2005, the Company granted new EMI share options at the revised value of $0.053 (£0.03) and the old share options were cancelled. The Company determined that the options have the same exercise price as the fair value on the date that they re-priced the options and therefore no compensation expense was required to be recognized on the date of re-pricing.

In June 2006, the Directors advised option holders of the plans regarding the possible acquisition of the Company by Mercator Partners Acquisition Corp. (“MPAC”). Immediately prior to the completion of the acquisition on October 15, 2006, all outstanding options were settled for cash payment of approximately $0.7 million. Accordingly, there were no options that had vested or were exercisable at October 15, 2006 or December 31, 2005. No share option was exercisable later than 10 years from its date of grant. Due to the cancellation and re-granting of the share options the share option plans are accounted for as variable plans. On October 15, 2006, the share options became exercisable when the Company agreed to a disposal of the entity as defined in the plan agreement. The shares became exercisable and the Company recognized a charge of $375,754.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 7.  Taxation

There are no current income taxes payable, domestic or foreign for the period ended October 15, 2006 and the years ended December 31, 2005 and 2004 due to the losses incurred. The Company’s provision for income taxes differs from the expected tax benefit amount as a result of the valuation allowance recorded against all net deferred tax assets.

The following reconciles income taxes based on the domestic statutory tax rate to the Company’s income tax expense:

		Year Ended	Year Ended
	January 1, 2006 to	December 31,	December 31,
	October 15, 2006	2005	2004
	$	$	$

Statutory rate	(380,444)	(69,301)	(147,060)
Non-deductible differences	55,985	105,808	99,113
Foreign and other tax affects	(92,840)	(38,082)	189,674
Change in valuation allowance	417,299	1,575	(141,727)

	—	—	—

Deferred tax assets consisting primarily of the carryforward of net operating losses totaling $6,936,190 at December 31, 2005. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets.

Information related to the activity of the valuation allowance for deferred tax assets is as follows:

	As at December 31,	As at December 31,
	2005	2004
	$	$

Beginning balance	7,762,494	7,304,800
Increase (decrease) in valuation allowance	1,575	(141,727)
Foreign currency exchange	(827,879)	599,421

Ending balance	6,936,190	7,762,494

Note 8.  Defined contribution plans

The Company made contributions to defined contribution plans of $194,312, $209,643 and $203,590 for the period ended October 15, 2006 and the years ended December 31, 2005 and 2004, which was charged to the accompanying consolidated statements of operations at the time of payment.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 9.  Segment reporting

The Company has determined it operates under one reportable segment as the chief financial decision maker reviews operating results and makes decisions on a consolidated basis. A summary of the Company’s operations by geographic area follows:

	January 1, 2006 to	Year Ended	Year Ended
	October 15, 2006	December 31, 2005	December 31, 2004
	$	$	$

Revenue
UK	17,205,816	23,271,310	26,009,250
Germany	5,603,184	6,431,810	5,991,873
Other	3,313,950	5,008,519	3,074,378

	26,122,950	34,711,639	35,075,501

Sales are attributed to countries or region based on the location of the customer.

Note 10.  Commitments and contingencies

Leases

The Company has entered into certain non-cancellable operating lease agreements related to office, equipment and vehicles. The lease terms vary from 1 to 5 years and the land and building lease has a 5 year provision for renewal. Total rent expense under operating leases was $663,560, $754,363 and $770,033 for the period ended October 15, 2006 and the years ended December 31, 2005 and 2004. Estimated annual commitments under non-cancellable operating leases are as follows at October 15, 2006:

	Land and
	Buildings	Other
	$	$

2007	707,783	68,440
2008	594,453	42,328
2009	448,653	19,347
2010	366,470	—
2011	362,776	—
Thereafter	257,454	—

	2,737,589	130,115

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Supply agreements

In the ordinary course of business, the Company enters into contracts with suppliers to provide telecommunication services typically for a period between 12 and 36 months. These supplier contracts are entered into when the Company has entered into sales contracts with customers. The key terms and conditions of the supplier and customer contracts are substantially the same. As at October 15, 2006, the Company has commitments of $16,658,306 (2005: $17,124,036) in respect of such agreements and the Company has in excess of this value as contractual commitments from its customers over matching periods.

Legal proceedings

The Company is subject to legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No material reserves have been established for any pending legal proceeding, either because a loss is not probable or the amount of a loss, if any, cannot be reasonably estimated.

Note 11. Concentrations

Significant concentrations are as follows:

	January 1, 2006 to	Year Ended	Year Ended
	October 15, 2006	December 31, 2005	December 31, 2004

Revenue
Customer A	26.14%	24.62%	34.05%
Customer B	15.98%	20.94%	21.11%
Customer C	15.33%	*	*
Customer D	10.93%	*	*
Costs of revenue
Vendor A	13.62%	14.62%	12.32%
Vendor B	*	*	10.35%

Accounts receivable
		As at	As at
		December 31,	December 31,
		2005	2004
Customer A		27.07%	53.13%

*	Amount less than 10%.

Approximately 51% of revenue is currently generated by managed and IP services (in contrast to pure connectivity), under contracts having terms ranging from 12 to 42 months. These contracts are mainly with large multi-national companies. The most significant operating expense is the cost of contracting for the leasing of bandwidth and other services from suppliers. The Company’s contracts with suppliers generally have terms ranging from 12 to 36 months. The Company is subject to risks and uncertainties common to rapidly growing technology-based companies, including rapid technology change, actions of competitors, dependence on key personnel and availability of sufficient capital.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 12.  Subsequent Events

On October 15, 2006, the Company’s outstanding voting stock was acquired by MPAC, a company registered in the United States. This was subsequent to an offer, which was sent to the Company’s shareholders on June 13, 2006. On the date immediately preceding the offer becoming conditional in all respects, a proportion of the Ordinary and A Ordinary Shares were converted into Deferred shares. The number of A Ordinary and Ordinary shares converting into Deferred shares resulted (on a fully diluted basis) in the holders of Preferred Ordinary shares receiving their Investor Return, as defined in the Company’s Articles of Association. Deferred shares were liable for compulsory acquisition by the Company at their fair value forthwith after the offer was declared unconditional in all respects. Deferred shares carry no right to vote and no right to any distribution of profit. They are therefore considered to be of limited value.

MPAC changed it name to Global Telecom & Technology, Inc. following consummation of the acquisition. On December 8, 2006, the Company changed its name from European Telecommunications & Technology Limited to GTT — EMEA Limited.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Global Internetworking, Inc.

We have audited the accompanying consolidated balance sheet of Global Internetworking, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended and for the period from October 1, 2006 to October 15, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Internetworking, Inc. and Subsidiaries as of September 30, 2006, and their results of operations and cash flows for the year then ended and the period from October 1, 2006 to October 15, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  J.H. Cohn LLP

Jericho, New York
April 16, 2007

Independent Auditors’ Report

To the Board of Directors and Shareholders,
Global Internetworking, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Global Internetworking, Inc. as of September 30, 2005 and 2004 and the related consolidated statements of operations, cash flows, shareholders’ equity and other comprehensive income (loss) for each of the two years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Internetworking, Inc. at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Schwartz, Weissman & Co. P.C.

Fairfax, Virginia
September 27, 2006

Global Internetworking, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2006 and 2005

	September 30,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$616,828	$141,900
Certificates of deposit, unrestricted	409,745	479,120
Certificates of deposit, restricted	138,000	—
Accounts receivable, net	1,012,485	1,353,966
Income tax refunds receivable	327,504	371,515
Deferred contract costs	209,095	200,063
Prepaid expenses and other current assets	646,127	455,924

Total current assets	3,359,784	3,002,488
Property and equipment, net	459,183	422,045
Other assets	396,029	546,748

Total assets	$4,214,996	$3,971,281

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$865,357	$476,743
Unearned and deferred revenue	1,910,432	1,631,468
Regulatory and sales taxes payable	283,673	317,425
Other accrued expenses	1,036,517	1,172,856

Total current liabilities	4,095,979	3,598,492
Deferrals and other accrued liabilities	187,874	90,665

Total liabilities	4,283,853	3,689,157

Commitments and contingencies
Shareholders’ equity (deficit):
Common stock:
Class A, $.01 par value; 9,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Class B, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	279,461	279,461
Accumulated deficit	(373,318)	(22,337)

Total shareholders’ equity (deficit)	(68,857)	282,124

Total liabilities and shareholders’ equity (deficit)	$4,214,996	$3,971,281

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Period From October 1, 2006 to October 15, 2006
and For the Years Ended September 30, 2006, 2005 and 2004

	For the Period from	Year Ended September 30,
	October 1 - 15, 2006	2006	2005	2004

Revenues:
Telecommunications services sold	$825,082	$17,960,062	$14,167,849	$9,263,497
Operating expenses:
Cost of telecommunications services provided	545,648	12,821,008	9,424,964	6,062,912
Selling, general and administrative expenses	209,050	5,463,521	5,335,053	3,571,549
Depreciation and amortization	4,751	47,464	109,135	58,224

Operating income (loss)	65,633	(371,931)	(701,303)	(429,188)

Other income:
Interest income, net of expense	1,113	36,542	32,008	23,273
Other income, net of expense	(31,744)	28,419	19,142	16,029

Total other income (expense)	(30,631)	64,961	51,150	39,302

Income (loss) before provision (benefit) for income taxes	35,002	(306,970)	(650,153)	(389,886)
Provision (benefit) for income taxes	—	44,011	(205,189)	(166,326)

Net (loss) income	$35,002	$(350,981)	$(444,964)	$(223,560)

Earnings (loss) per share calculation:
Net (loss) income per share
Basic	$0.01	$(0.14)	$(0.18)	$(0.09)

Diluted	$0.01	$(0.14)	$(0.18)	$(0.09)

Weighted average shares outstanding
Basic	2,500,000	2,500,000	2,500,000	2,500,000

Diluted	2,500,000	2,500,000	2,500,000	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
For the Period From October 1, 2006 to October 15, 2006 and Years Ended
September 30, 2006, 2005 and 2004

							Retained
	Common Stock		Common Stock		Additional	Stock	Earnings
	Class A		Class B		Paid-In	Subscription	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Total

Balance, October 1, 2003	2,500,000	$25,000	1,000,000	$—	$279,461	$(500)	$646,187	$950,148
Net loss	—	—	—	—	—	—	(223,560)	(223,560)

Balance, September 30, 2004	2,500,000	25,000	1,000,000	—	279,461	(500)	422,627	726,588
Stock subscription paid	—	—	—	—	—	500	—	500
Net loss	—	—	—	—	—	—	(444,964)	(444,964)

Balance, September 30, 2005	2,500,000	25,000	1,000,000	—	279,461	—	(22,337)	282,124
Net loss	—	—	—	—	—	—	(350,981)	(350,981)

Balance, September 30, 2006	2,500,000	25,000	1,000,000	—	279,461	—	(373,318)	(68,857)
Net income	—	—	—	—	—	—	35,002	35,002

Balance, October 15, 2006	2,500,000	$25,000	1,000,000	$—	$279,461	$—	$(338,316)	$(33,855)

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries.

Consolidated Statements of Cash Flows
For the Period From October 1, 2006 to October 15, 2006
and For the Years Ended September 30, 2006, 2005 and 2004

	For the Period From	Year Ended September 30,
	October 1 - 15, 2006	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$35,002	$(350,981)	$(444,964)	$(223,560)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,751	47,464	109,135	58,224
Provision for bad debt	—	—	—	34,482
Gain on sale of property and equipment	—	—	3,692	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,109,689)	341,482	(696,221)	(266,491)
Income tax refunds receivable	—	44,011	(205,189)	(166,326)
Deferred contract cost	—	(9,032)	(54,753)	(145,310)
Prepaid expenses and other current assets	234,358	(190,203)	(94,718)	(148,375)
Deferred contract costs and other assets	—	(1,063)	—	—
Other assets	—	—	(161,880)	(384,869)
Accounts payable	392,046	388,614	264,765	106,225
Accrued carrier expenses	—	—	469,580	(165,616)
Accrued compensation	—	—	(55,510)	155,802
Unearned and deferred revenue	755,500	278,964	478,354	(12,017)
Regulatory and sales taxes payable	58,111	(33,752)	176,441	(24,001)
Long-term deferrals	580	97,209	—	210,827
Other accrued expenses	(479,510)	(136,339)	(61,082)	75,258
Income taxes payable	—	—	—	(18,602)

Net cash (used in) provided by operating activities	(108,851)	476,374	(272,350)	(914,349)

Cash flows from investing activities:
Purchases of property and equipment	(5,132)	(84,605)	(413,348)	(81,105)
Loans repaid — Shareholder	—	—	39,508	—
(Purchases) redemptions of certificates of deposit	(114,904)	83,159	(11,043)	815,204
Purchase of certificate of deposit backing letter of credit	—	—	—	(268,000)

Net cash (used in) provided by investing activities	(120,036)	(1,446)	(384,883)	466,099

Cash flows from financing activities:
Payment received for stock subscription	—	—	500	—

Net cash provided by financing activities	—	—	500	—

Net increase (decrease) in cash and cash equivalents	(228,887)	474,928	(656,733)	(448,250)
Cash and cash equivalents, beginning of period	616,828	141,900	798,633	1,246,883

Cash and cash equivalents, end of period	$387,941	$616,828	$141,900	$798,633

Supplementary cash flow information:
Interest paid	—	—	—	$1,748

Income taxes paid	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Founded in 1998, Global Internetworking, Inc. (“GII” or the “Company”) is a knowledge-based, facilities-neutral, high capacity communications network solutions provider for carriers, service providers, systems integrators, government agencies and communications-intensive enterprise customers. The Company’s fiscal year end is September 30th.

Within the wholesale telecom market, the Company helps customers obtain diverse, cost-effective, off-net connectivity, throughout the United States and to over 40 overseas markets. Within the enterprise and government sectors, the Company specializes in providing diverse, high-capacity solutions for wide area network applications. The Company offers a turn-key, single-point-of-contact approach which allows customers to achieve optimal end-to-end solutions without having to find, manage and interconnect multiple local and long-haul telecom carriers.

On October 15, 2006, the Company was acquired in a stock purchase transaction. See Note 13 below for further discussion with respect to this acquisition.

Basis of Presentation

The Company has three wholly-owned subsidiaries:

•	Global Internetworking, LLC

•	Global Internetworking Government Services, LLC

•	Global Internetworking of Virginia, Inc.

These subsidiaries were formed to provide the same products and services provided by the Company but in separate entities for marketing, legal and regulatory purposes. The subsidiaries adhere to the accounting policies of the Company. None of the subsidiaries purchased assets, incurred liabilities, earned revenue or incurred expenses in the fiscal years ended September 30, 2005, and 2004. Beginning in the fiscal year ended September 30, 2006, the subsidiaries commenced operations. Intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Revenue Recognition

GII provides data connectivity solutions (i.e., dedicated circuit access, access aggregation, and hubbing), managed network services, and professional services to its customers. It recognizes revenue in connection with each service as follows:

Data Connectivity:  Data connectivity services are provided pursuant to service contracts that typically provide for payments of recurring charges on a monthly basis for use of the services over a committed term.

•	Recurring Revenue: Recurring charges for data connectivity are generally billed pursuant to fixed price contracts one month in advance and are recorded as unearned revenue when billed. This unearned revenue is recognized monthly for as long as such service is provided and collectibility is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104. Pursuant to the service contracts, service is first considered provided upon the issuance of a start of service notice.

•	Non-recurring Fees. Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from GII’s supplier imposed pursuant to GII’s purchase agreement. Starting with the fiscal year

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

ended September 30, 2004, non-recurring revenues related to provisioning in connection with the delivery of recurring communications services are recognized ratably over the term of service starting upon commencement of the service contract term. Installation costs related to provisioning that are incurred by GII from independent third party suppliers, that are directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are capitalized as deferred contract costs and expensed proportionally over the term of service in the same manner as the deferred revenue arising from that contract.

•	Other Revenue: From time to time, GII recognizes revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. These revenues are earned when a customer cancels or terminates a service agreement prior to the end of its committed term. These revenues are recognized when billed if collectibility is reasonably assured. In addition, GII occasionally sells equipment in connection with data networking applications. GII recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectibility is reasonably assured.

Managed Network Services:  Because the same general contract terms apply to these services and because the services are typically billed in the same manner, GII recognizes revenue for managed network services in the same manner as it does for data connectivity.

Professional Services:  Fees for professional services are typically specified as applying on a fee per hour basis pursuant to agreements with customers and are computed based on the hours of service provided by GII. Invoices for professional services performed on an hourly basis are rendered in the month following that in which the professional services have been performed. Because such invoices for hourly fees are for services that have already been performed by GII and because such work is undertaken pursuant to an executed statement of work with the customer that specifies the applicable hourly rate, GII recognizes revenues based upon hourly fees as billed if collectibility is reasonably assured. Less than 1% of GII’s revenues for the fiscal year ended September 30, 2006 were attributable to professional services provided to customers and such revenues were not material to any prior periods.

In certain circumstances, GII engages in professional services projects pursuant to master agreements and statements of work for each project. Fees from the performance of projects by GII are specified in each executed statement of work by reference to certain agreed-upon and defined milestones and/or the project as a whole. Invoices for professional services projects are rendered pursuant to the payment plans that are specified in the executed statement of work with the customer.

Recognition of revenue is determined independently of issuance of the invoice to the customer or receipt of payment from the customer. Instead, revenue is recognized based upon the degree of delivery, performance and completion of such professional services projects as stated expressly in the contractual statement of work. The performance, completion and delivery of obligations on projects are determinable by GII based upon the underlying contract or statement of work terms, particularly by reference to any customer acceptance provisions or other performance criteria that may be defined in the contract or statement of work. Furthermore, even if a project has been performed, completed and delivered in accordance with all applicable contractual requirements and an invoice has been issued consistent with those contractual requirements, professional services revenues are not recognized unless collectibility is reasonably assured (assuming payment has not already been made).

In cases where a project is billed on a milestone or other partial basis, revenue is allocated for recognition purposes based upon the fair market value of the individual milestone or deliverable. For this purpose, fair market value is determined by reference to factors such as how GII would price the particular deliverable on a standalone basis and/or what competitors may charge for a similar standalone product. Where GII is unable for whatever reason to make an objective determination of fair market value of a deliverable by reference to such factors, the amount paid will only be recognized upon performance, completion and delivery of the project as a whole.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Each service contract for data connectivity and managed services has a fixed monthly cost and a fixed term, in addition to a fixed installation charge (if applicable). At the end of the initial term of most service contracts for data connectivity and managed services, the contracts roll forward on a month-to-month basis and continue to bill at the same fixed recurring rate. If any cancellation or termination charges become due from the customer as a result of early cancellation or termination of a service contract, those amounts are calculated pursuant to a formula specified in each contract. With respect to professional services, each service contract has a specified project scope and terms for payments on either an hourly basis or on a project milestone basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market funds.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximated their fair values at the respective balance sheet dates.

Accounts Receivable

Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts. For the years ending September 30, 2006 and 2005, the Company reported $55,599 and $23,034, respectively, as allowance for doubtful accounts. These estimates are based upon management’s assessment of the Company’s ability to collect its outstanding accounts receivable. The Company, pursuant to its standard service contracts, is entitled to impose a finance charge of 1.5% per month with respect to all amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment time set forth in the applicable service contract. At such time as an invoice becomes past due the Company applies the finance charge as stated in the applicable service contract.

The Company utilizes the allowance method of accruing for bad debt expense. The Company accrues for bad debt expense at a rate of 0.55% of billed revenue on a monthly basis; this percentage is based upon management’s historical experiences with respect to bad debt. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery.

Information related to the activity of the allowance for doubtful accounts is as follows:

	2006	2005

Allowance for Uncollectible Accounts-Beginning	$(23,034)	$(73,074)
Provision for bad debt	(77,990)	(78,635)
Reversals	—	—
Specific charges against allowance	45,425	128,675

Allowance for Uncollectible Accounts-Ending	$(55,599)	$(23,034)

Property and Equipment, Software Capitalization

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method. Depreciation on these assets was computed over the estimated useful lives of the assets ranging from three

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to seven years. Leasehold improvements are amortized over the life of the lease, 10 years, excluding optional extensions.

The Company purchases software for internal use. The Company accounts for these costs, including employee compensation and related costs, in accordance with AICPA SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Software costs are amortized on a straight-line basis over a three year period.

Depreciable lives used by the Company for its classes of asset are as follows:

Furniture and Fixtures	7 years
Leasehold Improvements	10 years
Computer Software	3 years
Computer Hardware, Office and telephone equipment	3-7 years

Gains or losses on disposition of property and equipment are recognized currently in the consolidated statement of operations with the related cost and accumulated depreciation removed from the consolidated balance sheet. Repairs and maintenance, which do not significantly extend the life of the related assets, are expensed as incurred.

Total depreciation and amortization expense was $4,751, $47,464, $109,135 and $58,224 for the period from October 1, 2006 to October 15, 2006 and the years ended September 30, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, primarily property, equipment and security deposits, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company estimates, where applicable, the future cash flows expected from the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the long-lived asset, the Company recognizes an impairment loss by reducing the depreciated or amortized cost of the long-lived asset to its estimated fair value.

Accrued Carrier Expenses

The Company accrues for estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, the length of time the service has been active, and the overall supplier relationship. It is common in the telecommunications industry for users and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. The accrued costs of revenue category on the Company’s financial statements includes disputed but unresolved amounts claimed as due by suppliers, unless management is confident, based upon its experience and its review of the relevant facts and contract terms, that the outcome of the dispute will not result in liability for the Company. Management estimates this liability monthly, and reconciles the estimates with actual results quarterly as the liabilities are paid, as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires.

As of September 30, 2006 and 2005, open disputes totaled $344,949 and $1,006,460, respectively. As of September 30, 2006 and 2005, based upon its experience with each vendor and similar disputes in the past, and based upon its individual review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for $75,740 and $138,367, respectively, in connection with these disputes, for which accruals were recorded.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The summary below reflects the reserve account balances and activity in the accounts for each of the periods indicated:

	Beginning	Charges	Reserves for	Ending	Unresolved Vendor
	Reserve	Against	New Vendor	Reserve	Billing Errors at
Fiscal Year	Balance	Reserve	Billing Errors	Balance	End of Period

2005	$95,823	$(51,691)	$94,235	$138,367	$1,006,460
2006	138,367	(144,677)	82,050	75,740	344,949

Net Income (Loss) Per Share

Basic Net Income (Loss) per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period. Diluted income (loss) per share does not differ from basic loss per share since the potential dilutive effect of common shares issuable from the exercise of stock options are anti-dilutive for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

At September 30, 2006, the Company has a stock-based employee compensation plan, which is more fully described in Note 10. The Company accounts for stock-based employee compensation arrangements in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock at the grant date and the exercise price of the option. No compensation expense has been reflected for options issued to employees or directors as these options were granted at exercise prices no less than the fair market value of the Company’s stock at the date of the grant. As permitted, the Company elected not to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

net income and earnings per share if the fair value method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	Fiscal Year Ended September 30
	2006	2005	2004

Net loss as reported	$(350,981)	$(444,964)	$(223,560)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37,944)	(60,679)	(36,352)

Proforma net (loss)	$(388,925)	$(505,643)	$(259,912)

(Loss) per share: basic and diluted as reported	$(0.14)	$(0.18)	$(0.09)

(Loss) per share: basic and diluted, proforma	$(0.16)	$(0.20)	$(0.10)

Volatility	—%	.01%	.01%
Dividend yield	—%	0%	0%
Risk-free interest rate	—%	4.85%	4.88%
Expected life in years	—	10	10

As permitted for privately held companies, the Company uses the minimum value method to estimate volatility for all employee and director options. The Company adopted SFAS No. 123(R) effective October 1, 2006. At September 30, 2006, as part of the purchase price in connection with its acquisition by MPAC, the Company entered into agreements with the individual option holders under which all of the rights existing under the outstanding options, both vested and unvested but not forfeited as of September 30, 2006, would be settled in connection with the purchase by MPAC, in exchange for cash payments to the option holders totaling approximately $987,000.

Recent Accounting Pronouncements

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123R”), which requires all share based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair value. As amended by SEC Staff Accounting Bulletin No. 107 (“SAB 107”), in March, 2005, SFAS No. 123R is effective for annual periods beginning after December 15, 2005, and includes two transition methods. Upon adoption, the Company is required to use either the modified prospective or the modified retrospective transition method. Under the modified retrospective approach, the previously reported amounts are restated for all periods presented to reflect the SFAS No. 123 amounts on the income statement. Under the modified prospective method, awards granted, modified or settled after the adoption date should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. The Company adopted SFAS No. 123R on October 1, 2006, the beginning of its fiscal year, and will utilize the modified prospective application transition alternative.

In May 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also permits an entity to choose to subsequently measure each class of recognized servicing assets or servicing liabilities using either the amortization method specified in SFAS No. 140 or the fair value measurement method. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting For Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is evaluating the effect FIN 48 will have on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Note 2 — Certificates of Deposit

At September 30, 2006 and 2005, the Company had three current certificates of deposits totaling $547,745 and $479,120. At September 30, 2006 and September 30, 2005, the Company had $130,000 and $281,784 in certificates of deposit, respectively, that did not mature currently and was included in other assets. All certificates of deposit included in current assets either mature within 12 months of the date of these statements, or and have a non-penalty withdrawal feature, or both.

Note 3 — Property and Equipment

Property and equipment consists of the following at September 30, 2006 and 2005

	Fiscal 2006	Fiscal 2005

Furniture and fixtures	$139,461	$134,048
Computer hardware and software	248,878	218,611
Telecommunications equipment	268,350	223,270
Leasehold improvements	113,703	109,958

Property and equipment, gross	770,392	685,887
Less Accumulated depreciation	(311,209)	(263,842)

Property and equipment, net	$459,183	$422,045

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Other Assets

Other assets at September 30, 2006 and 2005 include the following:

	Fiscal 2006	Fiscal 2005

Restricted certificates of deposit securing facilities lease (see Notes 2 and 9)	$130,000	$281,784
Security deposits placed with vendors	73,616	73,616
Receivable from vendor net of allowance	—	120,396
Long-term deferred contract costs	17,551	70,952
Organization costs	174,862	—

Total Other Assets	$396,029	$546,748

Note 5 — Related Party Transactions

During the year ended September 30, 2005, the Company rented storage space on a month-to-month basis from a shareholder at a rate approximating market rental rates for similar space. Related party expense for the year ended September 30, 2005, was $3,600. This rental terminated in February 2005 and there were no related party transactions in the year ended September 30, 2006.

Note 6 — Income Taxes

The Company reports its income taxes in accordance with SFAS No. 109. Under this method, a deferred tax asset or liability is recognized based on the difference between the financial statement and income tax basis of accounting for assets and liabilities, then measured using existing income tax rates. At September 30, 2006, the deferred tax asset was comprised principally of net operating loss (NOL) carryforwards and differences in depreciation for book purposes versus tax depreciation, as well as adjustments for deferrals and accruals as described more fully in the table below. At September 30, 2005, the deferred tax asset was comprised principally of net operating loss (NOL) carryforwards and differences in depreciation for book purposes versus tax depreciation.

For the period ended October 15, 2006, the Company earned taxable income totaling $35,002. During the fiscal years ended September 30, 2006, 2005, and 2004, the Company incurred taxable losses of $306,970, $650,153 and $389,886, respectively. The fiscal 2006 NOL creates $122,769 of future tax benefit calculated at a 42.66% combined federal and state tax rate, the 2005 NOL created $277,355 of future tax benefit calculated at a 42.66% combined federal and state tax rate, and the fiscal 2004 NOL created $166,326 of future tax benefit calculated at a 42.66% combined federal and state tax rate.

Under current tax law, tax NOLs must be carried back for two years before being carried forward. In the event of a change in ownership of the Company, these income tax benefits are subjected to limitations described in Internal Revenue Code Section 382 (b)(1), which require the Company to limit the post-change-in-control carryforwards to an amount not to exceed the value of the Company immediately before the change of control, multiplied by the Federal long-term tax-exempt rate.

The entire $287,785 tax loss in fiscal 2006 will be carried forward through, if not utilized prior to, 2021 net of the deferred tax liability arising from book/tax depreciation and other timing differences referred to in the chart below. $480,987 of the Company’s tax loss in fiscal 2005 was offset by taxable income from the fiscal year ended September 30, 2003, and $169,166 will be offset by future income, net of the deferred tax liability arising from book/tax depreciation differences. The Company’s NOL in fiscal 2004 was fully offset by taxable income from the fiscal year ended September 30, 2002. This NOL gives rise to income tax refunds receivable of $205,189 arising from the fiscal 2005 loss, and $166,326 arising from the fiscal 2004 loss, totaling $371,515 in tax refunds receivable at September 30, 2005.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In order for GII to recognize the tax benefit arising from the fiscal 2006 and 2005 NOL carryforwards, or from other net tax assets resulting from timing differences, management is required to identify objective factors which indicate that GII is more likely than not to achieve near-term future profitability sufficient to absorb the previous losses. The losses incurred over the current and preceding fiscal years were planned and anticipated by management in connection with its strategic plan to accelerate hiring to promote sales growth through additional market penetration and operational capabilities. GII has continued to carefully manage its expenses and its contract and other business risks, and believes that it has made steady progress toward future profitability beginning in fiscal 2007. However, in recognition of the fact that these factors constitute subjective rather than objective evidence of future profitability, GII’s management has elected to recognize a valuation allowance of 100% with respect to the $121,476 and $122,769 future tax benefits at October 15, 2006 and September 30, 2006, and 100% with respect to the $15,471 and $15,601 future tax benefits at October 15, 2006 and September 30, 2006, respectively.

The remaining $17,859 and $17,260 of net tax benefit arising from the October 15, 2006 short period and the fiscal 2006 losses, respectively, are also the subject of a 100% valuation allowance, bringing the net realizable future value of the remaining October 15, 2006 and September 30, 2006 net operating loss carryforward to zero. $72,167 of tax benefit arising from the fiscal 2005 loss, less $9,985 of tax liability arising from the book to tax depreciation difference, is the subject of a $62,182 valuation allowance, bringing the net realizable future value of the remaining fiscal 2005 net operating loss carryforward to zero. Amended tax returns for fiscal 2002 and fiscal 2003 were filed during the fourth calendar quarter of 2006 to claim the refunds from the NOL created in fiscal 2002, 2003 and 2004.

Components of the deferred income tax asset are as follows:

	September 30,
	2006	2005	2004

Deferred Tax Asset-Beginning of Year	$—	$—	$—
Income tax expense from current year operations	—	—	—
Income tax expense from recalculating prior year refunds	44,011	—	—
Deferred Income Tax Benefit Arising from:
Net operating loss carryback to 2002	—	—	17,504
Net operating loss carryforward to 2020	15,601	72,167	—
Net operating loss carryforward to 2021	122,769
Net book tax differences for accruals and deferrals	17,260
Deferred Income Tax Liability Arising from:
Depreciation-book/tax differences of, $62,496, $23,408, and $41,032, respectively	(26,661)	(9,985)	(17,504)
Deferred tax asset valuation allowance	(128,969)	(62,182)	—

Deferred Tax Asset-End of Year	$—	$—	$—

Income Tax Refunds Due
Carryback to 2002	$—	$—	$131,528
Carryback to 2003		205,189	34,798
Current Year Income Tax Benefit (Provision)	(44,011)	205,189	166,326

Other Taxes

The Company is liable for collecting Universal Service Fees and certain sales taxes from its customers and remitting the fees and taxes to the governing authorities. Estimates of the liability and associated receivables are presented in the financial statements.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Other Accrued Expenses

	September 30,
	2006	2005

Accrued compensation and benefits	$146,111	$267,457
Accrued professional fees	15,556	—
Accrued taxes	26,352	9,997
Accrued carrier costs	832,996	895,402
Accrued other	15,502	—

	$1,036,517	$1,172,856

Note 8 — Concentrations

Concentration — Revenue and Accounts Receivable

For the years ended September 30, 2006, 2005, and 2004, four customers represent an aggregate of 36%, 38%, and 43% of revenue, in each year, respectively. At September 30, 2006, two customer(s) represented 15.7% of accounts receivable and at September 30, 2005, two customers represented 28% of accounts receivable. If these individually significant customers ceased to be customers or became unable to meet their financial obligations, results of operations of the Company could be adversely affected.

Concentration — Cash Balances

At times during the fiscal years ended September 30, 2006 and 2005, the Company had funds in excess of the $100,000 insured by the Federal Deposit Insurance Corporation on deposit at financial institutions. At September 30, 2006 and 2005, the uninsured amounts, including the CD backing the letter of credit, were $1,347,974 and $1,168,056, respectively.

Note 9 — Commitments and Contingencies

Commitment — Capacity Purchases

The Company’s purchases of communications capacity can generally be divided into two types of purchases: a) “Take-or-Pay” Purchase Commitments; or b) Service-by-Service Commitments.

“Take-or-Pay” Purchase Commitments

Some of the Company’s capacity purchase contracts call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity (commonly referred to in the industry as “take-or-pay” commitments). As of September 30, 2006 and 2005, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $1,155,000 and $1,725,000, respectively. All capacity purchase commitments under take-or-pay contracts were fully utilized by the Company’s customers throughout the years ended September 30, 2006 and 2005.

Service-by-Service Commitments — Early Termination Liability

The Company, to the extent practicable, matches the quantity, duration and other terms of individual purchases of communications capacity with agreements to supply communications to individual customers on a service-by-service basis. The Company recognizes profit on communications sales to the extent its revenue from supplying communications exceeds its cost to purchase the underlying capacity. In the year ended September 30, 2004, the Company began purchasing capacity under five-year commitments from one of its vendors in order to secure more competitive pricing. These five-year purchase commitments are not, in all cases, matched with five-

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

year supply agreements to customers. In such cases, if a customer disconnects its service before the five-year term ordered from the vendor expires, and if the Company is unable to find another customer for the capacity, the Company would be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if the Company orders replacement service with the vendor of equal or greater revenue to the service cancelled. As of September 30, 2006 and 2005, the total potential early termination liability exposure to the Company was $396,265 and $288,119, respectively.

Commitment — Leases

Office Lease, letter of credit

In November 2001, the Company entered into a thirty-six month (36) lease for office space in Vienna, Virginia which expired November 30, 2004. In June 2004, the Company entered into a ten-year lease for office space in McLean, Virginia. Rent payments commenced on January 1, 2005. Under the terms of the 2005 office lease, the Company is required to provide the landlord with a letter of credit to provide protection from default under the lease. The Company has provided the landlord with a letter of credit in the amount of $268,000 supported by hypothecation of a CD held by the bank in the same amount. Office lease expense for the period from October 1, 2006 to October 15, 2006 was $12,041, and for the years ended September 30, 2006, 2005 and 2004 was $362,299, $164,081 and $113,197, respectively.

Minimum Future Office Lease Obligation:

Fiscal Year Ending September 30,
2007	$280,229
2008	287,234
2009	294,415
2010	301,776
2011	309,320
2012 and thereafter	1,058,923

Total	$2,531,897

Automobile Lease

In June 2005 the Company entered into a thirty-six (36) month operating lease for an automobile.

Minimum Future Auto Lease Obligation:

Fiscal Year Ending September 30, 2007	$10,668
2008	5,334

Total	$16,002

Contingency — Legal Proceedings

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company’s business, operating results or financial condition.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 10 — Retirement Plan

In 2002, the Company established a 401(k) plan for its employees. In 2005 and 2004, the Company matched 50% of employees’ contributions to the plan. At the fiscal year ended September 30, 2006, the Company had not accrued any expenses for employer contribution. During the fiscal year ended September 30, 2005, 401(k) expense was $87,560, all of which was accrued at September 30, 2005. During the fiscal year ended September 30, 2004, 401(k) expense was $56,638, all of which was accrued at September 30, 2004.

Stock Option Plan and Options Outstanding

In 2001, the Company adopted a stock option plan (the “Plan”). The total number of shares reserved for issuance under the Plan is 300,000 effective January 31, 2005. Prior to January 31, 2005, 250,000 were reserved for the Plan. Stock options granted under the Plan are non-qualified stock options for its Class B common stock. Management determines who will receive options under the Plan and determines the vesting period pursuant to authority granted by the Board of Directors. Exercise prices are no less than the fair market value of the Class B common stock at the grant dates, as determined by management. All options granted under the Plan through September 30, 2006 were to employees or members of the Board of Directors, with the exception of 75,000 fully vested options granted to a consultant in 2000. In the event of a change of control of the Company, the Board of Directors may, in its sole discretion, accelerate the awards, pay a cash amount in exchange for cancellation of the awards, and/or require issuance of substitute awards. The weighted average fair value of the options granted in 2006, 2005 and 2004 was $1.90, $1.88 and $1.88, respectively. There were no options granted in the period from October 1, 2006 to October 15, 2006.

	Number of Class B	Weighted Average
	Option Shares	Exercise Price

Balance at September 30, 2003	149,100	$3.97
Granted	75,000	$5.50
Exercised	—
Forfeited	—

Balance at September 30, 2004	224,100	$4.48
Granted	58,500	$5.67
Exercised	—
Forfeited	—

Balance at September 30, 2005	282,600	$4.73
Granted	—
Exercised	—
Forfeited	—
Balance at September 30, 2006	282,600	$4.73

The options outstanding at September 30, 2006 have exercise prices ranging from $2.50 to $6.00 per share. Additional information with regard to the outstanding options is as follows:

		Weighted Average
	Outstanding at	Remaining	Weighted Average
Exercise Price	Fiscal Year End	Contractual Life	Exercise Price

$2.50	76,000	4.67 years	$2.50
$5.50	186,600	6.80 years	$5.50
$6.00	20,000	9.40 years	$6.00

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Capital Stock

The Company has two classes of common stock authorized, Class A and Class B common stock. At September 30, 2006 and 2005 there were 2,500,000 shares of Class A common stock issued and outstanding and no shares of Class B common stock issued and outstanding. The Class A common stock and the Class B common stock have identical rights except that the Class B common shares are non-voting.

Note 12 — Communication Supply Arrangements

At September 30, 2006 and 2005, the Company had entered into agreements to supply communications capacity in the future to 130 customers and 94 customers, respectively, at fixed rates in the dollar amounts for the years shown, as follows:

At September 30, 2006

FYE 2007	FYE 2008	FYE 2009	FYE 2010	FYE 2011	Total

$10,510,049	$4,448,192	$2,941,689	$1,402,866	$787,398	$20,090,194

At September 30, 2005

FYE 2006	FYE 2007	FYE 2008	FYE 2009	FYE 2010	Total

$11,209,018	$4,529,418	$3,197,061	$1,669,826	$357,992	$20,963,315

Note 13 — Subsequent Events

On October 15, 2006, all of the outstanding capital stock of the Company was acquired by MPAC, a special purpose acquisition company. GII’s shareholders exchanged 100% of the outstanding shares of the Company’s common stock for consideration consisting of cash, notes, and equity of MPAC. MPAC’s name was changed to Global Telecom and Technology, Inc. following consummation of the acquisition, and the Company’s name has since been changed to Global Telecom and Technology Americas, Inc.