Form 10-Q
period 2007-03-31
Global Telecom & Technology, Inc.
filed 2007-05-15
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
Commission File Number 000-51211
Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
8484 Westpark Drive
Suite 720
McLean Virginia 22102
(703) 442-5500
(Address including zip code, and telephone number, including area code of principal executive officers)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
     As of May 7, 2007, 11,732,181 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,709,048	$3,779,027
Designated cash	193,633	10,287,180
Accounts receivable, net	6,085,313	7,687,544
Income tax refund	138,312	417,110
Deferred contract costs	632,172	591,700
Prepaid expenses and other current assets	808,750	970,821

Total current assets	11,567,228	23,733,382

Property and equipment, net	833,802	890,263
Other assets	1,052,587	1,075,063
Intangible assets, subject to amortization	10,604,256	11,117,721
Goodwill	61,458,599	61,458,599

Total assets	$85,516,472	$98,275,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,339,271	$13,892,664
Accrued expenses and other current liabilities	3,036,755	2,333,178
Notes payable	402,500	6,519,167
Common stock, subject to possible conversion to cash	936,842	11,311,658
Unearned and deferred revenue	3,071,937	2,930,639
Regulatory and sales tax payable	403,170	297,251
Income taxes payable	339,694	339,694
Derivative liabilities	—	8,435,050

Total current liabilities	20,530,169	46,059,301

Long-term obligations, less current maturities	9,916,667	4,000,000
Long-term deferred revenue	177,843	190,778
Deferred tax liability	4,033,462	4,231,762

Total liabilities	34,658,141	54,481,841

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $ .0001 per share, 80,000,000 shares authorized,11,608,524 and 11,011,932 shares (in 2006 excluding 2,114,942 shares subject to possible conversion to cash) issued and outstanding, respectively	1,161	1,101
Additional paid-in capital	53,125,109	44,049,553
Accumulated deficit	(2,296,902)	(478,220)
Accumulated other comprehensive income	28,963	220,753

Total stockholders’ equity	50,858,331	43,793,187

Total liabilities and stockholders’ equity	$85,516,472	$98,275,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statements of Operations

			ETT Predecessor	GII Predecessor
	For the three months ended		For the three months ended
	March 31, 2007	March 31, 2006	March 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
Revenue:
Telecommunications services provided	$13,582,176	$—	$8,045,313	$4,378,292

Operating expenses:
Cost of telecommunications services provided	9,529,799	—	5,711,254	3,031,977
Selling, general and administrative expense	4,782,186	317,520	2,296,887	1,394,442
Employee termination and non-recurring items	1,737,534	—	—	—
Depreciation and amortization	618,475	—	49,560	40,292

Total operating expenses	16,667,994	317,520	8,057,701	4,466,711

Operating loss	(3,085,818)	(317,520)	(12,388)	(88,419)

Other income (expense):
Interest income, net of expense	(85,945)	588,186	9,544	6,133
Other income, net of expense	4,182	—	—	474
Loss on derivative financial instruments	—	(3,682,200)	—	—

Total other income (expense)	(81,763)	(3,094,014)	9,544	6,607

Loss before income taxes	(3,167,581)	(3,411,534)	(2,844)	(81,812)
Provision for income taxes (benefit)	(198,300)	93,000	—	—

Net loss	$(2,969,281)	$(3,504,534)	$(2,844)	$(81,812)

Net loss per share:
Basic and diluted	$(0.25)	$(0.30)	$(0.00)	$(0.03)

Weighted average shares:
Basic and diluted	11,964,791	11,731,000	174,512,485	2,722,100

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Accumulated Deficit)	Income	Total
Balance, December 31, 2006	11,011,932	$1,101	$44,049,553	$(478,220)	$220,753	$43,793,187
Former Class B Common shares converted to common shares (excluding 1,860,850 former class B common shares converted to cash)	254,092	26	(26)	—	—	—

Release of liability associated with potential conversion of former class B common shares	—	—	1,161,476	—	—	1,161,476

Reclassification of amounts previously allocated to derivative liabilities upon change in accounting	—	—	7,284,450	—	—	7,284,450

Adjustment to derivative liabilities, cumulative-effect change in accounting adjustment	—	—	—	1,150,600		1,150,600

Share-based compensation for options issued to employees	—	—	48,960	—	—	48,960

Share based compensation for restricted stock issued	342,500	34	550,691	—	—	550,725

Share-based compensation for restricted stock awarded	—	—	30,005	—	—	30,005

Comprehensive loss
Net loss	—	—	—	(2,969,282)	—	(2,969,282)
Change in accumulated foreign currency gain on translation	—	—	—	—	(191,790)	(191,790)

Comprehensive loss						(3,161,072)

Balance, March 31, 2007	11,608,524	$1,161	$53,125,109	$(2,296,902)	$28,963	$50,858,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statements of Cash Flows

			ETT Predecessor	GII Predecessor
	For the three months ended		For the three months ended
	March 31, 2007	March 31, 2006	March 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(2,969,281)	$(3,504,534)	$(2,844)	$(81,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	618,475	—	49,560	40,292
Change in value of derivative liabilities	—	3,682,200	—	—
Shared-based compensation from options issued to employees	48,960	—	—	—
Shared-based compensation from restricted stock to employees	580,730	—	—	—
Amortization of discount on U.S. Government Securities held in trust	—	(575,076)	—	—
Deferred income taxes	(198,300)	—	—	—

Changes in operating assets and liabilities, excluding effects of Acquisitions
Accounts receivable, net	1,774,651	—	410,037	76,980
Income tax refund receivable	278,798	—	—	—
Deferred contract cost and other assets	(434,180)	—	(429,732)	(2,228)
Prepaid expenses and other current assets	53,840	50,478	—	68,506
Other assets	(15,089)	—	—	16,840
Accounts payable	(2,959,750)	31,396	466,286	(89,035)
Unearned and deferred revenue	92,707	—	(350,585)	93,635
Regulatory and sales tax payable	105,919	—	—	30,680
Income taxes payable	—	93,000	—	—
Accrued expenses and other current liabilities	2,970,929	—	(153,228)	(174,825)
Long-term deferred revenues	72,341	—	—	—

Net cash provided by (used in) operating activities	20,750	(222,536)	(10,506)	(20,967)

Cash Flows from Investing Activities
Purchases of property and equipment	(47,752)	—	(27,979)	(7,030)
Proceeds from certificates of deposit	137,999	—	—	(4,952)
Purchases of U.S. Government Securities held in Trust Fund	—	(54,722,000)	—	—
Maturities of U.S. Government Securities held in Trust Fund	—	54,722,000	—	—

Net cash provided by (used in) investing activities	90,247	—	(27,979)	(11,982)

Cash Flows from Financing Activities
Principal payments on long-term obligations	—	—	(184,826)	—
Repayment on notes payable	(200,000)	—	—	—

Net cash used in financing activities	(200,000)	—	(184,826)	—
Effect of exchange rate changes on cash	19,024	—	51,788	—

Net (decrease) increase in cash and cash equivalents	(69,979)	(222,536)	(171,523)	(32,949)
Cash and cash equivalents at beginning of period	3,779,027	1,383,204	4,087,053	876,883

Cash and cash equivalents at end of period	$3,709,048	$1,160,668	$3,915,530	$843,934

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,492	$—	$25,277	$—
Accrued acquisition costs	$—	$23,319	$—	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization and Business
     Global Telecom & Technology, Inc. (“GTT”) serves as the holding company for two operating subsidiaries, Global Telecom & Technology Americas, Inc. (“GTTA”), which provides services primarily to customers in North, Central and South America, and GTT — EMEA Ltd. (“GTTE”), which provides services primarily to customers in Europe, the Middle East and Asia, and their respective subsidiaries (collectively, hereinafter, the “Company”).
     The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 200 domestic and multinational carrier and enterprise customers with respect to over 50 countries.
     GTT is a Delaware corporation formerly known as Mercator Acquisition Partners Corp. (“Mercator”), which was incorporated on January 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). Mercator was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. On April 11, 2005, Mercator effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.
     GTTA is a Virginia corporation, incorporated in 1998, formerly known as Global Internetworking, Inc. (“GII”). GTTE is a UK limited company, incorporated in 1998, formerly known as European Telecommunications and Technology, Ltd. (“ETT”).
     On October 15, 2006, GTT acquired all of the outstanding shares of common stock of GII and outstanding voting stock of ETT (collectively the “Acquisitions”) in exchange for cash, stock, warrants and notes. Immediately thereafter, Mercator changed its name to GTT. Subsequently, GII changed its name to Global Telecom & Technology Americas, Inc., and ETT changed its name to GTT - EMEA Ltd.
Basis of Presentation
     The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $9.0 million at March 31, 2007. The working capital deficit includes designated cash which will be used to redeem shares upon their conversion and the associated liability for such shares subject to possible conversion including costs associated with the completion of the share conversion process.
     Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to improve through cost reductions following the combination of the two companies and additional growth in sales. Net cash provided by operations for the Company was positive during the three months ended March 31, 2007.
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
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations over a period beyond the year ended December 31, 2007. The Company’s current planned cash requirements for fiscal 2007 are based upon certain assumptions, including its ability to raise additional financing and the growth of revenues from services arrangements. In connection with the activities associated with the services and fund raising activities, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and reduce expenses.

     Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, it may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of the Company’s industry and unforeseen circumstances, if it is unable to fully fund cash requirements through operations and current cash on hand, it will need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to it, if at all.
Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed on April 17, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year 2007 or for any other interim period. The December 31, 2006 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).
Predecessors
     From its inception (January 3, 2005) until consummation of the Acquisitions on October 15, 2006, GTT had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since GTT’s operating activities prior to the Acquisitions are insignificant relative to those of the GTTA and GTTE, management believes that both GTTA and GTTE are GTT’s predecessors. Management has reached this conclusion based upon an evaluation of the requirements and facts and circumstances, including the historical life of each of GTTE and GTTA, the historical level of operations of GTTA and GTTE, the purchase price paid for each GTTE and GTTA and the fact that the consolidated Company’s operations, revenues and expenses after the Acquisitions are most similar in all respects to those of GTTA’s and GTTE’s historical periods. Accordingly, the historical statements of operations and statements of cash flows of GTTA and GTTE for the three months ended March 31, 2006 have been presented.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Change in Accounting Principle for Registration Payment Arrangements
     In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.
     On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with the Company’s 8,165,000 Class W warrants and 8,165,000 Class Z warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the Underwriters’ Purchase Options (the “UPO”) to purchase up to 25,000 Series A Units and/or up to 230,000 Series B Units (collectively, the “Registration Payment Arrangement”). As of January 1, 2007 and March 31, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated. The amount originally allocated to the derivative liability of $7,284,450 was reclassified to additional paid-in-capital and the amount representing the cumulative revalulation of such derivative liability through the adoption of FSP EITF 00-19-2, $1,150,600, was recorded as a cumulative-effect change in accounting principle against opening retained earnings.
     The following financial statement line items for the three months ended March 31, 2007 were affected by the change in accounting principle:
Consolidated Statements of Operations

	As Computed under	As Computed under
	EITF 00-19	FSP EITF 00-19-2	Effect of change
Three Months Ended March 31, 2007
Loss from operations	$(3,085,818)	$(3,085,818)	$—
Gain on fair value of warrants	4,386,600	—	(4,386,600)
Net gain (loss)	1,417,319	(2,969,281)	(4,386,600)
Net gain (loss) per share:
Basic and diluted	$0.12	$(0.25)	$(0.37)
Consolidated Balance Sheet

	As Computed under	As Computed under
	EITF 00-19	FSP EITF 00-19-2	Effect of change
Three Months Ended March 31, 2007
Warrant liability	$4,048,450	$—	$(4,048,450)
Total liabilities	38,706,591	34,658,141	(4,048,450)
Additional paid-in capital	45,840,659	53,125,109	7,284,450
Total stockholders’ equity	$46,809,881	$50,858,331	$4,048,450
Revenue Recognition
     Recurring Revenue
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
     Fees for professional services are typically specified as applying on a fee per hour basis pursuant to agreements with customers and are computed based on the hours of service provided by the Company. Invoices for professional services performed on an hourly basis are rendered in the month following that in which the professional services have been performed. Because such invoices for hourly fees are for services the Company has already performed, and because such work is undertaken pursuant to an executed statement of work with the customer specifying the applicable hourly rate, the Company recognizes revenue based upon hourly fees in the period the service is provided if collectibility is reasonably assured. The Company did not generate any revenue from professional services during the three months ended March 31, 2007, and such revenues were not material to any prior periods.
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
     The Company records Universal Service Fund (“USF”) contributions and sales, use, value added and excise taxes billed to its customers on a net basis in its condensed consolidated statements of operations.
Share-Based Compensation
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
     Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of share-based compensation to expense. As share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.
     The Company accounts for non-employee share-based compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company had one grant of 6,000 share options to a non-employee consultant in December 2006.
Income Taxes
     In June 2006, the FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have any impact on the Company’s financial position and results of operations.
     We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.
Net Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted income (loss) per share for the three months ended March 31, 2007 and three months ended March 31, 2006 excludes potentially issuable common shares of 25,540,000 and 21,990,000, respectively, primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is antidilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.
Accrued Carrier Expenses
     The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, the length of time the service has been active, and the overall supplier relationship. It is common in the telecommunications industry for users and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. The accrued carrier cost reflected in the condensed consolidated financial statements includes disputed but unresolved amounts claimed as due by suppliers, unless management is confident, based upon its experience and its review of the relevant facts and contract terms, that the outcome of the dispute will not result in liability for the Company. Management estimates this liability monthly, and reconciles the estimates with actual results quarterly as the liabilities are paid, as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires.
     As of March 31, 2007, open disputes totaled $336,280. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for $99,568 in connection with these disputes, for which accruals are included on the accompanying condensed consolidated balance sheet at March 31, 2007.
Segment Reporting
     The Company determines and discloses its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which uses a “management’ approach for determining segments.

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
NOTE 3 — ACQUISITIONS
     On October 15, 2006, the Company acquired all of the outstanding capital stock of GII pursuant to a stock purchase agreement dated May 23, 2006, as amended. The Acquisition of GII was accounted for as a business combination with the Company as the acquirer of GII. Under the purchase method of accounting, the assets and liabilities of GII acquired are recorded as of the acquisition date at their respective fair values, and added to those of the Company.
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
     Summarized below are the pro forma unaudited results of operations for the three months ended March 31, 2006 as if the results of GTTA and GTTE were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (amounts in thousands expect per share information):

Three months
ended March
31, 2006
Revenue	$12,424
Net loss	(4,010)
Basic and diluted loss per share	$(0.31)
Weighted average common shares outstanding	13,030
NOTE 4 — SEGMENTS
     The Company has determined subsequent to the Acquisitions that it operates under two reportable segments as the chief financial decision maker reviews operating results and makes decisions on a regional basis. A summary of the Company’s operations by geographic area follows:

		Europe, Middle East
	Americas	and Asia	Corporate	Total
Revenue	$4,899,590	$8,682,586	$—	$13,582,176
Operating income (loss)	99,210	71,710	(3,256,738)	(3,085,818)
Depreciation and amortization	31,811	73,200	513,464	618,475
Interest income, net of expense	16,380	12,374	(114,699)	(85,945)
Net income	119,772	84,084	(3,173,137)	(2,969,281)
Total Assets	2,917,622	9,076,113	73,522,737	85,516,472
NOTE 5 — RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
     During the three months ended March 31, 2007, the Company implemented various restructuring plans to reduce its operating expenses and strengthen both its competitive and financial positions. In addition, the Company incurred severance expenses related to the resignation of the Company’s previous Chief Executive Officer. The restructuring plans reduced corporate-level functions that were determined to be redundant or not consistent with the

Company’s growth strategy. The charges represent costs incurred as of March 31, 2007 in connection with (i) the reduction of corporate headcount which resulted in a charge of $50,571 and (ii) the severance related to executive level resignation of $944,556.
The charges and accruals established by the Company, and activities related thereto, are summarized as follows:

	Balance at	Charges			Balance at
	beginning of	net of		Non-cash	end of
	year	Reversals	Cash Uses	Uses	period
Severance	$—	$995,127	$(28,846)	$(501,920)	$464,361

     In addition, the Company incurred $0.7 million in costs related to the completion of the share conversion process as further described in Note 7.
NOTE 6 — SHARE-BASED COMPENSATION
Stock-Based Compensation Plan
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable under the Plan is limited to 3,000,000 shares.
     The Plan permits the granting of stock options and restricted stock to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock as defined in the Plan and expire no later than ten years from the grant date. The options generally vest over four years with 25% of the option shares becoming exercisable one year from the date of grant and then 25% annually over the following three years. The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.
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

Three months ended
March 31, 2007
Volatility	81.9%
Risk free rate	4.4%
Term	6.25
Dividend yield	0.0%
     Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.
     The fair value of each stock option grant to employees is estimated on the date of grant pursuant to the Plan. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

     During the three months ended March 31, 2007, 100,000 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of March 31, 2007:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average	Contractual	Intrinsic
	Options	Exercise Price	Fair Value	Life (Years)	Value
Balance at December 31, 2006	407,500	$3.10	$2.26	9.97	$154,850
Granted	100,000	$2.69	$1.96		—
Exercised	—	$—	$—		—
Forfeited	(17,500)	$3.10	$2.26		—

Balance at March 31, 2007	490,000	$3.02	$2.26	9.76	$—

     During the three months ended March 31, 2007, the Company recognized compensation expense of $48,960 as a result of the vesting of options issued to employees and consultants which is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.
     As of March 31, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending December, 2007	$187,337
Year ending December, 2008	249,783
Year ending December, 2009	249,783
Year ending December, 2010	241,420
Year ending December, 2011	4,729

$933,052

     Restricted Stock
     The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. The expense associated with the awarding of restricted shares for the three months ended March 31, 2007 is $580,730 of which $501,921 is included in restructuring charges and $78,810 is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. The following table summarizes information concerning restricted shares issued and outstanding as of March 31, 2007:

		Weighted Average
	Restricted Stock	Fair Value
Balance at December 31, 2006	96,774	$3.10
Issued	342,500	3.30
Forfeited/cancelled	—	—

Balance at March 31, 2007	439,274

Vested	24,192

     As of March 31, 2007, the Company had entered into agreements to grant an aggregate of 599,274 restricted shares of common stock to employees and members of the Board of Directors. As of March 31, 2007, 439,274 of the 599,274 shares of restricted stock were issued and outstanding. The remaining 160,000 shares of restricted stock had been awarded as of March 31, 2007 but were not issued as of that date. Of the $580,730 in restricted stock expense recorded for the three months ended March 31, 2007, $550,725 related to the 439,274 restricted shares awarded and outstanding and $30,005 related to the award of the 160,000 restricted shares not yet issued.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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
     In connection with the Acquisitions, the Company determined that Class B stockholders owning less than 20% of the outstanding Class B common stock both voted against the Acquisitions and properly exercised their Conversion Rights for a pro-rata distribution from the Trust Fund. The actual per-share conversion price issuable to Class B stockholders who voted against the Acquisitions and elected conversion is equal to the amount in the Trust Fund (inclusive of any interest thereon) immediately prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.35 per share based on the value of the Trust Fund as of October 13, 2006. Accordingly, the Company was required to convert such Class B stockholders’ shares (which were converted into shares of common stock upon consummation of the Acquisitions) into cash following verification that such stockholders properly exercised their Conversion Rights. As of March 31, 2007, the Company determined that 1,860,850 shares of former Class B common stock qualified for conversion and has made payment of approximately $9.96 million with respect to the conversion of those shares. As a result of this conversion process, these shares have been canceled. As of May 7, 2007, the Company had paid an additional $0.2 million to redeem 36,343 additional shares of stock and those converted shares have been canceled. The Company also incurred approximately $0.7 million in costs associated with resolution of the share conversion process, including payments made to holders of shares who sought conversion inconsistent with the established process therefor. The Company believes that it has completed the conversion process as of May 7, 2007 and does not expect to redeem any additional shares in connection with this conversion process.
NOTE 8 — CAPITAL STOCK
     On January 19, 2007, the Company’s Series A Units and Series B Units were de-listed, and they were subsequently de-registered on January 22, 2007. All Series A Units and Series B Units were separated into their respective constituent underlying shares of common stock and warrants. The de-listing, de-registration, and separation of the Series A Units and Series B Units had no impact on the Company’s financial statements.
NOTE 9 — NOTES PAYABLE
     On March 23, 2007, the Company and the holders of approximately $5.9 million in promissory notes previously due and payable by the Company on June 30, 2007 entered into agreements to amend the notes. As a result of these amendments, the maturity date of each of the notes has been extended from June 30, 2007 to April 30, 2008. In addition, the per annum interest rate payable with respect to each note has been modified as follows: (a) from October 15, 2006 through March 31, 2007 — 6%; (b) from April 1, 2007 through June 30, 2007 — 8%; (c) from July 1, 2007 through October 31, 2007 — 10%; (d) from November 1, 2007 through December 31, 2007 — 12%; (e) from January 1, 2008 through March 31, 2008 — 14%; and (f) from April 1, 2008 and thereafter — 16%.

     As of March 31, 2007, the Company was obligated as follows:

March 31, 2007
Notes payable to former GII shareholders, due December 29, 2008, bearing interest at 6% per annum	$4,000,000

Notes payable to former ETT and GII Shareholders, due April 30, 2008, bearing interest per annum of: 6% through 03/31/07, 8% through 06/30/07, 10% through 10/31/07, 12% through 12/31/07, 14% through 03/31/08, 16% thereafter	5,916,667

Other notes payable	402,500

10,319,167
Less current portion	402,500

Long-term debt	9,916,667

Maturities of long-term obligations for the years ended December 31 are as follows:
2008	$9,916,667

     As of December 31, 2006, the Company was obligated as follows:

December 31, 2006
Notes payable to former GII shareholders, due December 29, 2008, bearing interest at 6% per annum	$4,000,000
Notes payable to former ETT and GII shareholders, due June 30, 2007, bearing interest at 6% per annum	5,916,667
Other notes payable	602,500

10,519,167
Less current portion	6,519,167

Long-term debt	$4,000,000

Maturities of long-term obligations for the years ended December 31 are as follows:
2008	$4,000,000

NOTE 10 — SUBSEQUENT EVENTS
Conversion of Former Class B Shares into Cash, Share Retirement, and Share Issuances
     As of May 7, 2007, the Company had determined that 36,343 additional shares of former Class B common stock qualified for conversion and has made payment of approximately $0.2 million with respect to the conversion of those shares. As a result of this conversion process, these shares have been canceled. The Company also incurred costs of approximately $0.7 million through May 7, 2007 associated with resolution of the conversion process. As the $0.7 million represented an amount which was a refinement of an estimate for a liability which existed as of March 31, 2007, the Company has recorded such amount in the accompanying condensed consolidated statements of operations in employee termination and other non-recurring items. The Company believes that it has completed the conversion process as of May 7, 2007 and does not expect to redeem any additional shares in connection with the conversion process.
     The Company issued approximately 160,000 shares of restricted stock between April 1, 2007 and May 7, 2007 to certain executives as contemplated by their respective employment and/or restricted stock agreements. As of May 7, 2007, the Company had 11,732,181 shares of common stock issued and outstanding.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and

“expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A in Part II of this quarterly report on Form 10-Q.
Overview
     The Company’s primary business, as carried on through its operating subsidiaries, is the design, delivery, and management of data networks and related value-added services. Specifically, we provide services as a multi-network operator, or MNO. MNOs are facilities-free, technology-neutral telecommunications providers. MNOs do not own the infrastructure upon which their services are provided. Instead, they procure network capacity from existing telecommunications carriers, and integrate and resell this capacity to their customers, including enterprise customers, government agencies and other telecommunications carriers.
     As of March 31, 2007, the Company acted as a global supplier of network services for over 200 customers to more than 50 countries. To support this model and deliver our services, as of March 31, 2007, we had entered into purchasing agreements with over 100 suppliers, and had collected information from dozens more in order to identify more than 100,000 individual locations where network providers can deliver higher-speed fiber-optic services. We have also developed a proprietary suite of network planning, management and pricing software that analyzes options from among these various networks in order to identify optimal choices for design and procurement in any given case. Our revenue is derived primarily from the sale and activation of data networking services under contracts that can range from 12 to 60 months or more in duration.
     Through its operating subsidiaries, the Company currently provides and generates revenues from customer payments for the following kinds of services:
• Data Connectivity: This category includes point-to-point connectivity such as United States and international private lines, ethernet, dedicated internet access, wavelengths and dark fiber. In many cases, these connectivity services could be considered “managed” in that they often require the integration and management by the Company of multiple vendor networks within a single solution. This category also includes more value-added services, such as access aggregation and hubbing, which seek to improve cost efficiency and capacity management across individual circuit requirements. Examples include multi-hub solutions (which permit carriers and enterprises to aggregate capacity and order further circuits on an “as-needed” basis) and gateway hub solutions (which provide international-to-United States (or vice versa) standard rate conversion as well as aggregation). From time to time, the Company also sells equipment to assist with customer networking requirements. The main customers for these services are United States and international telecommunications service providers, voice over internet protocol, or VoIP, service providers, information service providers, large enterprises and government agencies. These customers buy these services either for their own internal communications networks or for resale to third parties. Approximately 69.5% of the Company’s consolidated revenues for the three months ended March 31, 2007 were attributable to either single-supplier or integrated multiple-supplier data connectivity services provided to customers.
• Managed Network Services: These services include engineering solutions tailored to a customer’s needs with respect to matters such as network deployment, monitoring, management and maintenance. Examples include roaming Internet access for enterprise customers, colocation and related environmental and power support for equipment, network security solutions, outsourced management of networks or circuits, and deployment of private managed networks to replace or supplement existing point-to-point connectivity across multiple sites. The target customers for these solutions are medium-to-large business enterprises that have multiple business locations that need to be connected with each other. Approximately 30.5% of the Company’s consolidated revenues for the three months ended March 31, 2007 were attributable to managed network services provided to customers.
• Professional Services: These services entail providing guidance and analysis to customers on network- and telecommunications-related requirements such as network design, continuity planning, facilities management and cost and traffic management and analysis. Customers for these services include medium and large business enterprises as well as traditional telecommunications service providers, internet service providers, government agencies, wireless carriers and cable television system operators. The Company did not generate any revenues from professional services engagements during the three months ended March 31, 2007.

     Please see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 with respect to “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Critical Accounting Policies and Estimates — Revenue Recognition” and in Note 2 of the Company’s consolidated financial statements in that same Annual Report on Form 10-K, as well as Note 2 of the Company’s unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for more information regarding our revenues.
Locations of Offices and Origins of Revenue
     We are headquartered in McLean, Virginia, and we have offices in London, New York, Paris, Düsseldorf, and New Delhi. We also have sales employees based in Maryland and Florida. We maintain network operations centers in both McLean and in London. For the three months ended March 31, 2007, approximately 44% of our consolidated revenue was earned from operations based in the United States (including revenues from operations in the United States conducted by our European, Middle East and Asian (“EMEA”) operating company). Approximately 38% of our revenues were generated from operations based in the United Kingdom, 13% from operations in Germany, and 5% from the rest of the world.
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
• Volume Purchase Commitments. Some of the service purchase contracts entered into by GTTA, our Americas operating company, call for certain levels of monthly payments to vendors whether or not GTTA is currently utilizing the underlying capacity from those specific vendors, commonly referred to in the industry as “take-or-pay” commitments. As of March 31, 2007, the aggregate monthly obligations under all such take-

or-pay commitments over the remaining terms of all of those contracts totaled approximately $807,000. All of the aggregate commitments existing as of March 31, 2007 expire by June 2008. If we were not able to satisfy such commitments via sales to underlying customers in a given month, GTTA would be liable to the vendors for the shortfall in that month. In turn, a shortfall payment would have an adverse effect upon our gross margins, by increasing the cost of circuit access without the receipt of any corresponding revenue from customers against the shortfall. We do not anticipate any material shortfalls arising under these agreements in the foreseeable future.
• Term Commitments. To the extent practicable, the Company matches the quantity, duration and other terms of individual purchases of communications services with sales to individual customers on a service-by-service basis. GTTA has, however, from time to time selectively purchased capacity under multiple-year commitments from some of its vendors in order to secure more competitive pricing. These multiple-year purchase commitments may not be, in all cases, matched with corresponding multiple-year commitments from customers. In such cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, GTTA would either be subject to an early termination liability payable to the vendor or it would be forced to continue to pay for the service without any corresponding customer revenue attributable to the circuit. Such early termination liability would have an adverse effect upon our gross margins, by either accelerating GTTA’s liability with respect to the circuit or increasing the cost of circuit access, either without the receipt of any corresponding revenue from customers against the liability. As of March 31, 2007, GTTA’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (pursuant to contractual right or otherwise) with respect to such terminations, was approximately $377,000.
     The Company’s most significant operating expenses are employment costs. As of March 31, 2007, the Company had 89 employees, and employment costs comprised approximately 48% of total operating expenses for the three months ended March 31, 2007.
Critical Accounting Policies and Estimates
     The Company’s significant accounting policies as set forth in Note 2 to its consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.
Results of Operations
     Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006
   Overview. Revenues for the three months ended March 31, 2007 were $13.6 million, resulting entirely from the operations of the Company’s subsidiaries. The cost of revenue for the three months ended March 31, 2007 was $9.5 million, and gross margin was 29.8%. The Company had no significant operating activities for the three months ended March 31, 2006, and therefore it had no revenues, cost of revenue, or gross margin during this period.
     Operating expenses, depreciation, and amortization were $16.7 million for the three months ended March 31, 2007, representing an increase of $16.4 million over such expenses for the prior period. Operating loss and net loss for the three months ended March 31, 2007 were $3.1 million and $3.0 million, respectively, as compared to $0.3 million and $3.5 million, respectively, for the prior period.
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

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Revenues	$13,582,176	$—
Cost of Revenue	9,529,799	—
Gross Margin	4,052,377	—
Operating Expenses, Depreciation and Amortization	7,138,195	317,520
Operating Loss	(3,085,818)	(317,520)
Net Loss	$(2,969,281)	$(3,504,534)
     Revenues. The Company was a special purpose acquisition company until its Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions, including during the prior period ended March 31, 2006. Revenues during the three months ended March 31, 2007 were approximately $13.6 million. During the three months ended March 31, 2007, the reported revenues for the Company reflect the impact of the purchase accounting treatment of deferred revenue on the financial statements of GII and ETT as of October 15, 2006. The deferred revenue balances of GII and ETT as of October 15, 2006 included non-recurring revenue related to the provisioning in connection with the delivery of recurring communications services recognized ratably over the term of service and advanced billings for recurring communications services. The purchase accounting treatment of these balances lowered the Company’s revenues during the three months ended March 31, 2007 by approximately $0.2 million.
     Cost of Revenue and Gross Margin. Because the Company had no sales prior to consummation of the Acquisitions or during the three months ended March 31, 2006, the Company had no corresponding cost of revenue during these periods. For the three months ended March 31, 2007, cost of revenue was $9.5 million. The cost of revenue and gross margin for the Company for the three months ended March 31, 2007 reflect the impact of purchase accounting of deferred revenue and deferred cost on the financial statements of GII and ETT as of October 15, 2006. The deferred cost balances of GII and ETT as of October 15, 2006 included installation costs related to provisioning of service contracts. The purchase accounting treatment of these balances lowered the cost of revenue for the three months ended March 31, 2007 by $0.2 million and, in combination with the deferred revenue impact listed above, did not have a material impact on gross margin during the three months ended March 31, 2007.
     Operating Expenses, Depreciation and Amortization. Operating expenses, depreciation, and amortization were $0.3 million during the three months ended March 31, 2006. Such expenses during this period consisted primarily of professional fees and travel costs associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company. Total operating expenses, depreciation, and amortization for the three months ended March 31, 2007 equaled $7.1 million, consisting primarily of costs associated with compensation of personnel, $1.0 million related to employee severance and termination costs and $0.7 million in costs associated with resolution of the conversion process incurred during the three month period and approximately $0.6 million of expenses resulting mainly from amortization of intangibles related to the Acquisitions of GII and ETT.
          Liquidity and Capital Resources
Long-Term Debt
          In October 2006, we issued $9.9 million of unsecured promissory notes in connection with the Acquisitions, bearing interest at 6% per annum, to certain sellers of their stock in GII and ETT as a deferral of cash consideration and/or as a separate component of consideration in the transactions. As originally issued, these notes matured on the following dates or earlier under certain circumstances:

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
          On March 23, 2007, the Company entered into agreements with the holders of the Closing Promissory Notes to extend the maturity date of those notes to April 30, 2008 or earlier under certain circumstances. In addition, as part of those amendments, the per annum interest rate for each of the Closing Promissory Notes was changed from 6% per annum to the following subject to certain conditions:

Date	Interest Rate (per annum)
April 1, 2007 – June 30, 2007	8%
July 1, 2007 – October 31, 2007	10%
November 1, 2007 – December 31, 2007	12%
January 1, 2008 – March 31, 2008	14%
April 1, 2008 and thereafter	16%
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
          Following payment of the conversion amount to each former Class B stockholder who voted against the Acquisitions and validly elected conversion of his or her Class B common stock, we will cancel such shares of stock. As of March 31, 2007, the Company had paid approximately $9.96 million to redeem 1,860,850 shares of stock and the converted shares have been canceled. See Note 10 of the Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information relating to the conversion process.
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
          Historically, the operations of GII and ETT, the operating subsidiaries we acquired in October 2006, have not been cash flow positive. Net cash from operations for the Company during the three months ended March 31, 2007 was positive. Management monitors cash flow and liquidity requirements. Based on our cash and cash equivalents and our analysis of our anticipated working capital requirements, we believe we have sufficient liquidity to fund our business and meet our contractual obligations over the next 12 months from March 31, 2007.

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
          Supplemental Information
Non-Generally Accepted Accounting Principles Basis Financial Information for the Three Months Ended March 31, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Three Months Ended March 31, 2006.
          As a result of the Acquisitions of GII and ETT, which occurred on October 15, 2006, we are presenting the Company’s financial statements and the statements of operations and cash flow statements of GII and ETT as predecessors of the Company separately. Because the Company had no material business or operations prior to October 15, 2006, we are presenting below the Company’s results of operations, combined on an arithmetic basis, with those of GII and ETT for the relevant periods of each company during the three months ended March 31, 2006. We refer to such combined financial information as being presented on a “non-GAAP combined” basis and when we refer to “first quarter 2006” in this section, we are referring to the non-GAAP combined three months ended March 31, 2006. Such non-GAAP combined financial information only constitutes the arithmetic sums described above with respect to the period and does not give effect to purchase accounting, cost savings, interest expense or other pro forma adjustments resulting from the acquisitions of GII and ETT for periods prior to October 16, 2006. The Company’s historical financial information for the three month period ended March 31, 2007 gives effect to purchase accounting adjustments in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).
          We are presenting and analyzing below non-GAAP combined financial information with respect to the Company and its predecessors for informational purposes only because we believe that presenting such non-GAAP financial information will be useful to investors. Because of the method by which the non-GAAP combined financial information was compiled, our analysis compares results of different companies over different periods, and the non-GAAP combined financial information may not be indicative of the Company’s future results or of what the Company’s results would have been had the acquisitions of GII and ETT occurred as of the first day of the periods presented. Therefore, you should not consider the non-GAAP combined financial information in isolation or view it as a substitute for any financial information of the Company, GII or ETT that is prepared in accordance with GAAP. You should read the non-GAAP combined financial information and this analysis in conjunction with “—Results of Operations of Global Internetworking, Inc. as Predecessor” and “—Results of Operations of European Telecommunications & Technology Limited as Predecessor” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results presented in the table below are unaudited.

	Historical	Historical	Historical
	Predecessor	Predecessor	Successor	Non-GAAP
	GII	ETT	Mercator	Combined	GTT
	quarter ended	quarter ended	quarter ended	quarter ended	quarter ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2006	2006	2006 (1)	2007
Revenue
Telecommunications revenue provided	$4,378,292	$8,045,313	$—	$12,423,605	$13,582,176

Operating expenses
Cost of Telecommunications services provided	3,031,977	5,711,254	—	8,743,231	9,529,799
Selling, general & administration	1,394,442	2,296,887	317,520	4,008,849	4,782,186
Employee termination and one-time items	—	—	—	—	1,737,534
Depreciation and amortization	40,292	49,560	—	89,852	618,475

Operating loss	$(88,419)	$(12,388)	$(317,520)	$(418,327)	$(3,085,818)

(1)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from January 1, 2006 to March 31, 2006, plus (b) the results of operations of GII for the period from January 1, 2006 to March 31, 2006, plus (c) our stand-alone results of operations for the three months ended March 31, 2006.

     Revenue. Revenue on a non-GAAP combined basis grew 9% from the first quarter 2006 to the first quarter 2007. Under SFAS No. 141, $0.2 million of deferred revenue that existed as of October 15, 2006 and was recognized during the period from January 1, 2007 to March 31, 2007 was not included in the Company’s reported revenues for that period and was instead recorded as a part of goodwill as a result of the Acquisitions. The associated cost of those revenues was recorded as $0.2 million. Including the $0.2 million of revenues, non-GAAP combined revenues would have grown by 11% from the first quarter 2006 to the first quarter 2007. Non-GAAP combined revenue growth for first quarter 2007 was due primarily to internal sales growth for both operating units. Non-GAAP combined revenue growth for first quarter 2007 compared to first quarter 2006 was negatively impacted by contract expirations during the second half of 2006. In particular, a large European financial institution customer contract expired during the third quarter of 2006 that had approximately $2.0 million in annual contract revenue. In 2007, revenue also benefited from an increase in the average exchange rate for the U.S. Dollar to the British Pound Sterling of $1.75 in 2006 to $1.95 in 2007. The overall exchange rate impact was an increase in revenue of $0.7 million for the first quarter 2007 as compared to the first quarter 2006.
     Cost of Revenue and Gross Margin. On a non-GAAP combined basis, the Company’s cost of revenue of $8.7 million in first quarter 2006 resulted in a non-GAAP combined gross margin of 29.6%. For first quarter 2007, cost of revenue of $9.5 million resulted in a gross margin of 29.8%. The purchase accounting treatment of the costs related to the deferred revenue mentioned in the preceding paragraph also resulted in a corresponding reduction of cost of revenue for first quarter 2007 of $0.2 million. Taking account of the deferred revenue and associated deferred cost in first quarter 2007, gross margin on an adjusted basis would have been 29.3%. Gross margins were reduced slightly due to the lower margin on new European sales in 2006, which were offset slightly by improved supplier costs. Cost of revenue increased $0.3 million in the first quarter 2007 as compared to the first quarter 2006 due to changes in the exchange rate of the U.S. Dollar.
     Selling, General and Administrative. Non-GAAP combined selling, general and administrative expenses for first quarter 2007 of $4.8 million increased by $0.8 million over first quarter 2006, $0.2 million of which was due to changes in the exchange rate of the U.S. Dollar. The increase was due primarily to additional costs related to being a public company with substantial operations including additional corporate employee costs and public audit and filing requirements. The first quarter 2007 results also included costs of approximately $1.0 million related to severance costs associated with the termination of employment and costs of approximately $0.7 million associated with resolution of the conversion process.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
          Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2007, the Company had no material net interest income. The Company therefore believes that its results of operations were not materially affected by changes in interest rates during the three months ended March 31, 2007.
Exchange Rate Sensitivity
          The majority of the Company’s revenues (approximately 56% for the three months ended March 31, 2007) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pound Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
          In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our

CEO and CFO concluded that, subject to the limitations noted herein, as of March 31, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Management’s Assessment of the Effectiveness of Internal Controls
          This quarterly report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered independent public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.
Changes in Internal Controls
          There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
          As of March 31, 2007, we were not subject to any material legal proceedings. From time to time, however, we or our operating companies may be involved in legal actions arising from normal business activities
ITEM 1A. RISK FACTORS
          We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also affect our business, financial condition and/or operating results. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have materially changed other than as set forth below.
Risks Relating to Our Business and Operations
Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, including the operations of these subsidiaries after their acquisitions, we realized a net loss and generated positive cash flow from operations during the most recent three month period. We may generate losses in the future and be cash flow negative during future periods.
     Prior to its Acquisitions of GII and ETT, the Company’s Americas operating company (formerly GII) and its EMEA operating company (formerly ETT) experienced net losses and operating losses for the past several fiscal years. GII used $914,349 and $272,350 in cash for operations in its fiscal years ended September 30, 2004 and 2005, respectively. In its fiscal year 2006, GII generated $476,374 in cash from operations. GII incurred net losses of $223,560, $444,964, and $350,981 for its fiscal years ended September 30, 2004, 2005, and 2006, respectively. For the period from October 1, 2006 through October 15, 2006, the date on which we completed the Acquisitions, GII achieved a net income of $35,002 and was a net user of $108,852 of cash for that period. ETT generated cash flow from operations of $1,234,754 and $242,071 during 2004 and 2005, respectively. ETT incurred net losses of $490,198 and $231,000 for the years ended December 31, 2004 and 2005, respectively. For the period from January 1, 2006 through October 15, 2006, ETT incurred a net loss of $1,268,146 and used $1,488,751 in cash to fund operations.
     For the year ended 2006, including results of the operating company subsidiaries following the Acquisitions, the Company incurred a net loss of $1,847,281 and generated $175,245 positive cash from operations. For the three months ended March 31, 2007 the Company reported a net loss of $2,969,281 and generated positive cash from operations of $20,750. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     Our integration, operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of March 31, 2007, we had approximately $3.9 million in cash and cash equivalents, including approximately $0.2 million in designated cash. We may have insufficient cash to fund our working capital or other capital requirements, and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.
     A sizeable portion of our service revenues come from a limited number of clients. For the three months ended March 31, 2007, our four largest customers accounted for approximately 21% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
The ability to implement and maintain our databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to cost-effectively provide solutions to our customers.
     To be successful, we must increase and update information in our databases about network pricing, capacity and availability. In addition to continuing to update the databases that have been historically used by our Americas operating company in connection with its CMD™ system, we are in the process of attempting to extend the CMD system to our EMEA subsidiary to compile and analyze data regarding its potential suppliers. Our ability to provide network availability and access cost effectively depends upon the information we collect from our transport suppliers regarding their networks. These suppliers are not obligated to provide this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that these suppliers share with us is accurate. If we cannot continue to maintain and expand the existing databases, or if we are unable to successfully implement the CMD system in our EMEA operations, we may be unable to increase revenues or to facilitate the supply of services in a cost-effective manner.
     Furthermore, we plan to review, integrate and augment our management information systems to facilitate management of client orders, client service, billing and financial applications. Our ability to manage our businesses could be materially adversely affected if we fail to successfully and promptly maintain and upgrade the existing management information systems.
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
     Based on public filings with the Securities and Exchange Commission made by Cannell Capital LLC, we believe that funds associated with Cannell Capital LLC own approximately 5,782,597 shares of our common stock and warrants to acquire 1,988,400 additional shares of our common stock. Based on the number of shares of our common stock outstanding on April 11, 2007, without taking into account their unexercised warrants, we understand those funds to own approximately 49% of our common stock. In addition, as of April 11, 2007, our executive officers, directors and affiliated entities together beneficially owned warrants, which if exercised, would result in their beneficial ownership of approximately 35% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a securityholder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
ITEM 6. EXHIBITS
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit	Exhibit
Number

10.1(1)	Employment Agreement for Kevin J. Welch, dated January 22, 2007.

10.2(2)	Separation Agreement with D. Michael Keenan, dated February 22, 2007.

10.2(3)	Form of Promissory Note Amendment agreed to with former stockholders of Global Internetworking, Inc. and European Telecommunications & Technology Limited, dated March 23, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed January 24, 2007, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 29, 2007, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
Date: May 15, 2007	By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

By:	/s/ Kevin J. Welch
Kevin J. Welch
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.1(1)	Employment Agreement for Kevin J. Welch, dated January 22, 2007.

10.2(2)	Separation Agreement with D. Michael Keenan, dated February 22, 2007.

10.2(3)	Form of Promissory Note Amendment agreed to with former stockholders of Global Internetworking, Inc. and European Telecommunications & Technology Limited, dated March 23, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed January 24, 2007, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 29, 2007, and incorporated herein by reference.