Form 10-Q
period 2007-06-30
Global Telecom & Technology, Inc.
filed 2007-08-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐ No ☑
As of July 30, 2007, 11,920,084 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statement of Stockholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,711,830	$3,779,027
Designated cash	—	10,287,180
Accounts receivable, net	7,432,402	7,687,544
Income tax refund	89,606	417,110
Deferred contract costs	831,116	591,700
Prepaid expenses and other current assets	933,445	970,821

Total current assets	10,998,399	23,733,382

Property and equipment, net	884,923	890,263
Other assets	744,889	1,075,063
Intangible assets, subject to amortization	9,992,560	11,117,721
Goodwill	61,458,599	61,458,599

Total assets	$84,079,370	$98,275,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,292,958	$13,892,664
Accrued expenses and other current liabilities	3,603,832	2,333,178
Notes payable	6,120,334	6,519,167
Common stock, subject to possible conversion to cash	—	11,311,658
Unearned and deferred revenue	3,688,215	2,930,639
Regulatory and sales tax payable	491,484	297,251
Income taxes payable	357,592	339,694
Derivative liabilities	—	8,435,050

Total current liabilities	26,554,415	46,059,301

Long-term obligations, less current maturities	4,000,000	4,000,000
Long-term deferred revenue	197,243	190,778
Deferred tax liability	3,819,171	4,231,762

Total liabilities	34,570,829	54,481,841

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized,11,920,084 and 11,011,932 shares (as of December 31, 2006 excluding 2,114,942 shares subject to possible conversion to cash) issued and outstanding, respectively	1,192	1,101
Additional paid-in capital	53,635,590	44,049,553
Accumulated deficit	(4,560,118)	(478,220)
Accumulated other comprehensive income	431,877	220,753

Total stockholders’ equity	49,508,541	43,793,187

Total liabilities and stockholders’ equity	$84,079,370	$98,275,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statements of Operations

					ETT Predecessor		GII Predecessor
					For the three	For the six	For the three	For the six
	For the three months ended		For the six months ended		months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue:
Telecommunications services provided	$13,814,852	$—	$27,397,027	$—	$8,392,533	$16,437,846	$4,691,481	$9,069,773

Operating expenses:
Cost of telecommunications services provided	9,507,175	—	19,036,974	—	5,719,336	11,430,590	3,341,779	6,373,756
Selling, general and administrative	4,448,172	104,156	9,230,358	421,675	2,616,875	4,913,762	1,313,848	2,708,290
Employee termination and non-recurring items	1,417,416	—	3,154,950	—	—	—	—	—
Depreciation and amortization	711,892	—	1,330,368	—	63,150	112,710	30,876	71,168

Total operating expenses	16,084,655	104,156	32,752,650	421,675	8,399,361	16,457,062	4,686,503	9,153,214

Operating (loss) income	(2,269,803)	(104,156)	(5,355,623)	(421,675)	(6,828)	(19,216)	4,978	(83,441)

Other income (expense):
Interest income, net of interest expense	(196,206)	651,350	(282,151)	1,239,535	10,207	19,751	9,944	15,807
Other income, net of expense	6,401	—	10,583	—	—	—	5,861	—
Gain on derivative financial instruments	—	4,241,050	—	558,850	—	—	—	—

Total other income (expense)	(189,805)	4,892,400	(271,568)	1,798,385	10,207	19,751	15,805	15,807

Loss (income) before income taxes	(2,459,608)	4,788,244	(5,627,191)	1,376,710	3,379	535	20,783	(67,634)
Provision for income taxes (benefit)	(196,393)	186,000	(394,693)	279,000	—	—	—	—

Net (loss) income	$(2,263,215)	$4,602,244	$(5,232,498)	$1,097,710	$3,379	$535	$20,783	$(67,634)

Net (loss) income per share:
Basic and diluted	$(0.19)	$0.39	$(0.44)	$0.09	$0.00	$0.00	$0.01	$(0.03)

Weighted average shares:
Basic and diluted	11,792,898	11,731,000	11,878,370	11,731,000	174,512,485	174,512,485	2,703,350	2,500,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid -In	Earnings	Comprehensive
	Shares	Amount	Capital	(Accumulated Deficit)	Income	Total
Balance, December 31, 2006	11,011,932	$1,101	$44,049,553	$(478,220)	$220,753	$43,793,187

Former Class B common shares converted to common shares	217,749	22	(22)	—	—	—

Release of liability associated with potential conversion of former Class B common shares	—	—	1,161,476	—	—	1,161,476

Reclassification of amounts previously allocated to derivative liabilities upon change in accounting	—	—	7,284,450	—	—	7,284,450

Adjustment to derivative liabilities, cumulative-effect change in accounting adjustment	—	—	—	1,150,600		1,150,600

Share-based compensation for options issued to employees	—	—	75,817	—	—	75,817

Share based compensation for restricted stock issued	690,403	69	1,034,311	—	—	1,034,380

Share-based compensation for restricted stock awarded	—	—	30,005	—	—	30,005

Comprehensive loss
Net loss	—	—	—	(5,232,498)	—	(5,232,498)
Change in accumulated foreign currency gain on translation	—	—	—	—	211,124	211,124

Comprehensive loss						(5,021,374)

Balance, June 30, 2007	11,920,084	$1,192	$53,635,590	$(4,560,118)	$431,877	$49,508,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statements of Cash Flows

			ETT Predecessor	GII Predecessor
	For the six months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2006	June 30, 2006
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(5,232,498)	$1,097,710	$535	$(67,634)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,330,368	—	124,597	71,168
Change in value of derivative liabilities	—	(558,850)	—	—
Shared-based compensation from options issued to employees	75,817	—	—	—
Shared-based compensation from restricted stock to employees	1,064,384	—	—	—
Amortization of discount on U.S. Government Securities held in trust	—	(1,216,161)	—	—
Deferred income taxes	(412,591)

Changes in operating assets and liabilities, excluding effects of Acquisitions
Accounts receivable, net	858,445	—	(988,223)	(40,316)
Income tax refund receivable	327,504	—	—	—
Deferred contract cost and other assets	(239,416)	—	214,609	(8,096)
Prepaid expenses and other current assets	(48,758)	—	—	(107,053)
Other assets	(21,340)	23,576	—	14,055
Accounts payable	(1,668,918)	33,075	363,257	255,498
Unearned and deferred revenue	744,004	—	(427,804)	180,174
Regulatory and sales tax payable	194,233	—	—	38,993
Income taxes payable	17,899	279,000	—	—
Accrued expenses and other current liabilities	1,337,353	—	(721,082)	(201,539)
Long-term deferred revenues	35,414	—	—	—

Net cash (used in) provided by operating activities	(1,638,098)	(341,650)	(1,434,111)	135,250

Cash Flows from Investing Activities
Purchases of property and equipment	(191,100)	—	(94,844)	(11,201)
Proceeds from certificates of deposit	137,999		—	(3,331)
Payments for deferred acquisition cost		(164,382)
Purchases of U.S. Government Securities held in Trust Fund	—	(110,030,180)	—	—
Maturities of U.S. Government Securities held in Trust Fund	—	110,030,180	—	—

Net cash used in investing activities	(53,101)	(164,382)	(94,844)	(14,532)

Cash Flows from Financing Activities
Principal payments on long-term obligations	—	—	(341,706)	—
Repayment on notes payable	(398,833)	—	—	—

Net cash used in financing activities	(398,833)	—	(341,706)	—

Effect of exchange rate changes on cash	22,835	—	85,801	—

Net (decrease) increase in cash and cash equivalents	(2,067,197)	(506,032)	(1,784,860)	120,718
Cash and cash equivalents at beginning of period	3,779,027	1,383,204	4,087,053	876,883

Cash and cash equivalents at end of period	$1,711,830	$877,172	$2,302,193	$997,601

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$36,263	$—	$44,493	$—
Acrued acquisition costs	$—	$23,319	$—	$—
Goodwill adjustment	$—	$—	$—	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization and Business
     Global Telecom & Technology, Inc. (“GTT”) serves as the holding company for two main subsidiaries, Global Telecom & Technology Americas, Inc. (“GTTA”), which provides services primarily to customers in North, Central and South America, and GTT — EMEA Ltd. (“GTTE”), which provides services primarily to customers in Europe, the Middle East and Asia, and their respective subsidiaries (collectively, hereinafter, the “Company”).
     The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 200 domestic and multinational carrier and enterprise customers with respect to over 50 countries.
     GTT is a Delaware corporation formerly known as Mercator Acquisition Partners Corp. (“Mercator”), which was incorporated on January 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). Mercator was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. On April 11, 2005, Mercator affected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.
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
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $15.6 million at June 30, 2007. Historically, the combined operations of the acquired companies have not been cash flow positive. However, management expects cash flows of the Company to improve through cost reductions following the combination of the two companies and additional growth in sales. Net cash provided by operations for the Company was negative during the six months ended June 30, 2007.
     As a multiple network operator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. During the first six months of 2007, management completed a number of steps directed at eliminating redundant costs and inefficient organizational structures. As a result, the Company recognized $3.2 million in employee termination and non-recurring costs including $0.9 million in non-cash compensation. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, software, office fixtures and furnishings. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
     Management monitors cash flow and liquidity requirements. The Company’s current planned cash requirements are based upon certain assumptions, including its ability to raise additional financing and the growth of revenue from services arrangements. In connection with the activities associated with the services and capital raising activities, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and reduce expenses.
     Although management believes that cash currently on hand and expected cash flows from future operations are sufficient to fund near term operations, management may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. In particular, management believes funds from operations will not be sufficient to meet the repayment obligation of the $5.9 million of debt due in April 2008. As a result, management expects to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on its existing debt. There can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to it, if at all. Please see Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Results of Operations — Liquidity and Capital Resources” and Item 1A. of Part II “Risk Factors” of this Quarterly Report for further discussion regarding the existing debt and financing matters.

Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed on April 17, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial position and the results of operations. The operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year 2007 or for any other interim period. The December 31, 2006 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.
Goodwill
     Goodwill represents the excess of costs over fair value of net assets for businesses acquired. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead tested for impairment annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets . The Company performs its annual impairment analysis during the third quarter of each year or more often if indicators of impairment arise. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the carrying value of the corresponding impaired assets would be reduced. There were no impairment charges recognized during the six months ended June 30, 2006 and 2007.
Identifiable Intangible Assets
     Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Amortization expense of intangible assets related to acquisitions is included in depreciation and amortization expense in the consolidated statements of operations.

Predecessors
     From its inception (January 3, 2005) until consummation of the Acquisitions on October 15, 2006, GTT had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since GTT’s operating activities prior to the Acquisitions are insignificant relative to those of the GTTA and GTTE, management believes that both GTTA and GTTE are GTT’s predecessors. Management has reached this conclusion based upon an evaluation of the requirements and facts and circumstances, including the historical life of each of GTTE and GTTA, the historical level of operations of GTTA and GTTE, the purchase price paid for each GTTE and GTTA and the fact that the consolidated Company’s operations, revenues and expenses after the Acquisitions are most similar in all respects to those of GTTA’s and GTTE’s historical periods. Accordingly, the historical statements of operations for the three months and six months ended June 30, 2006 and statements of cash flows of each of GTTA and GTTE for the six months ended June 30, 2006 have been presented.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Change in Accounting Principle for Registration Payment Arrangements.
     In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for the Company’s consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.
     On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with the Company’s 8,165,000 Class W warrants and 8,165,000 Class Z warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the Underwriters’ Purchase Options (the “UPO”) to purchase up to 25,000 Series A Units and/or up to 230,000 Series B Units (collectively, the “Registration Payment Arrangement”). As of January 1, 2007 and June 30, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated. The amount originally allocated to the derivative liability of $7,284,450 was reclassified to additional paid-in-capital and the amount representing the cumulative re-valuation of such derivative liability through the adoption of FSP EITF 00-19-2, $1,150,600, was recorded as a cumulative-effect change in accounting principle against opening retained earnings.
     The following financial statement line items for the six months ended June 30, 2007 were affected by the change in accounting principle:
Condensed Consolidated Statements of Operations

	As Computed under	As Computed under FSP
	EITF 00-19	EITF 00-19-2	Effect of change
Six Months Ended June 30, 2007
Loss from operations	$(5,355,623)	$(5,355,623)	$—
Gain on fair value of warrants	4,386,600	—	(4,386,600)
Net loss	(845,898)	(5,232,498)	(4,386,600)
Net loss per share:
Basic and diluted	$(0.07)	$(0.44)	$(0.37)
Condensed Consolidated Balance Sheet

	As Computed under	As Computed under FSP
	EITF 00-19	EITF 00-19-2	Effect of change
As of June 30, 2007
Warrant liability	$4,048,450	$—	$(4,048,450)
Total liabilities	38,619,279	34,570,829	(4,048,450)
Additional paid-in capital	60,920,040	53,635,590	(7,284,450)
Total stockholders’ equity	$45,460,091	$49,508,541	$4,048,450

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
     Fees for professional services are typically specified as applying on a fee per hour basis pursuant to agreements with customers and are computed based on the hours of service provided by the Company. Invoices for professional services performed on an hourly basis are rendered in the month following that in which the professional services have been performed. Because such invoices for hourly fees are for services the Company has already performed, and because such work is undertaken pursuant to an executed statement of work with the customer specifying the applicable hourly rate, the Company recognizes revenue based upon hourly fees in the period the service is provided if collectibility is reasonably assured. The Company did not generate any material revenue from professional services during the three months and six months ended June 30, 2007, and such revenues were not material to any prior periods.
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
     The Company records Universal Service Fund contributions and sales, use, value added and excise taxes billed to its customers on a net basis in its condensed consolidated statements of operations.
Stock-Based Compensation
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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation for stock-based awards granted. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.
     The Company accounts for non-employee stock-based compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company had one grant of 6,000 share options to a non-employee consultant in December 2006.
Income Taxes
     In June 2006, the FASB issued Interpretation No.48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have any impact on the Company’s financial position and results of operations.
     We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

Net Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted income (loss) per share for the three months and six months ended June 30, 2007 and three months and six months ended June 30, 2006 excludes potentially issuable common shares of 25,261,000 and 21,990,000, respectively, primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is antidilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods. In addition, for the three and six months ended June 30, 2007 the Company reported a net loss and the effect of securities with exercise prices greater than the average closing price of the Company’s common stock during the periods would be anti-dilutive.
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
     As of June 30, 2007, open disputes totaled $472,110. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for $97,461 in connection with these disputes, for which accruals are included on the accompanying condensed consolidated balance sheet at June 30, 2007.
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
     As of June 30, 2007 the Company completed a restructuring initiative that included the centralization of all financial, selling and operational functions. As a result of the restructuring, management’s chief financial and operational decision making is performed centrally. The Company now operates in one business segment, providing global telecommunications services and is no longer organized by market.
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
     The determination of the purchase price and its allocation to the fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements have been based on the Company’s valuation, including the use of an independent appraisal. During the quarter ended June 30, 2007, the Company completed an analysis of ETT’s pre-Acquisition accounts receivable balance and identified a duplicate invoice recorded on the ETT balance sheet at the time of the Acquisition. As a result, the Company recorded an expense of $186,058 and reduced its accounts receivable balance by $186,058 during the quarter ended June 30, 2007.

     Summarized below are the pro forma unaudited results of operations for the three months and six months ended June 30, 2006 as if the results of GTTA and GTTE were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (amounts in thousands except per share information):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Revenue	$13,084	$25,508

Net income (loss)	3,964	(294)

Basic and diluted loss per share	$0.30	$(0.02)

Weighted average common shares outstanding	13,030	13,030
NOTE 4 — INTANGIBLE ASSETS
     Following the Company’s organizational restructuring including the departure of employees, a review of intangible assets related to employment agreement restrictive covenants was performed. It was determined that for select non-compete agreements the amortization period be reduced from five to three years. This change in amortization period resulted in an increase of amortization expense for the three months ended June 30, 2007 of $98,232.
NOTE 5 — SEGMENTS
     Immediately following the Acquisitions the Company operated under two reportable segments as the chief financial decision maker reviewed operating results and made decisions on a regional basis. As of June 30, 2007, the Company completed a restructuring initiative that included the centralization of all financial, selling and operational functions of the Company. As a result of the restructuring, the Company now operates in one business segment, providing global telecommunications services and is no longer organized by market. A single management team reports to the chief operating decision maker who comprehensively manages the business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company no longer accumulates discrete financial information with respect to separate service lines and, effective June 30, 2007, does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131). The reporting segment financial results reflect those of the entire Company and the comparable reporting segment for prior periods reflects the total Company reported results for those periods.
NOTE 6 — RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
     During the six months ended June 30, 2007, the Company implemented various organizational restructuring plans designed to reduce its operating expenses, centralize management and decision making, and strengthen both its competitive and financial positions. The restructuring plans reduced corporate level functions that were determined to be redundant or not consistent with the Company’s growth strategy. In connection with the restructuring plans, the Company incurred a number of non-recurring charges. The charges represent costs incurred as of June 30, 2007 in connection with (i) the reduction of corporate headcount which resulted in a charge of $1.2 million, (ii) the severance related to executive level resignation of $0.9 million and (iii) $0.1 million in other costs including the closing of an office in India.

     The charges and accruals established by the Company, and activities related thereto, are summarized as follows:

	Balance at				Balance at
	beginning of	Charges net of		Non—cash	end of
	year	Reversals	Cash Uses	Uses	period
Severance	$—	$2,137,706	$(133,802)	$(923,865)	$1,080,039
Other	—	88,779	—	—	88,779

June 30, 2007	$—	$2,226,485	$(133,802)	$(923,865)	$1,168,818

     In addition, the Company incurred $0.2 million in expense related to an Acquisition adjustment as further described in Note 3 and $0.7 million in costs related to the completion of the share conversion process as further described in Note 8.
NOTE 7 — SHARE-BASED COMPENSATION
Share-Based Compensation Plan
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
     Stock Options
     Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on management’s estimate. The Company issued 100,000 stock options during the six months ended June 30, 2007. The assumptions used in the calculation of the stock option expense were as follows:

Six months ended
June 30, 2007
Volatility	81.9%
Risk free rate	4.4%
Term	6.25
Dividend yield	0.0%
     Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.
     The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date. The following table summarizes information concerning options outstanding as of June 30, 2007:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average	Contractual	Intrinsic
	Options	Exercise Price	Fair Value	Life (Years)	Value
Balance at December 31, 2006	407,500	$3.10	$2.26	9.97	$154,850
Granted	100,000	$2.69	$1.96		—
Exercised	—	$—	$—		—
Forfeited	(136,500)	$3.10	$2.26		—

Balance at June 30, 2007	371,000	$2.99	$2.99	9.52	$14,850

     As of June 30, 2007 the Company had no exercisable stock options. During the three months and six months ended June 30, 2007, the Company recognized compensation expense of $26,857 and $75,817, respectively, as a result of the vesting of options issued to employees and consultants which is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.
     As of June 30, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Year ending December, 2007	$90,729
Year ending December, 2008	181,458
Year ending December, 2009	181,458
Year ending December, 2010	175,262
Year ending December, 2011	3,968

$632,875

     Restricted Stock
     The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. The expense associated with the awarding of restricted shares for the three months ended June 30, 2007 is $483,655, of which $421,945 is included in restructuring charges and $61,710 is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. The expense associated with the awarding of restricted shares for the six months ended June 30, 2007 is $1,064,384, of which $923,865 is included in restructuring charges and $140,519 is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. The following table summarizes information concerning restricted shares issued and outstanding as of June 30, 2007:

		Weighted Average
	Restricted Stock	Fair Value
Balance at December 31, 2006	96,774	$3.10
Issued	702,500	3.08
Forfeited/cancelled	(12,097)	3.10

Balance at June 30, 2007	787,177	3.09

Vested	24,194

     The 787,177 shares of restricted stock as of June 30, 2007 include 285,000 shares that have been fully expensed as part of the employee termination and non-recurring expense items. Under the terms of various employee separation agreements, these shares are contractually scheduled to fully vest during the first quarter of 2008. However, there is no service obligation required or contingency (other than the passage of time) prior to the complete vesting of the shares. As a result, the full expense for the 285,000 shares has been recognized through the six months ended June 30, 2007 and the shares will be listed as vested in accordance with the contractual date.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Conversion Right of Holders of Class B Common Stock
     As permitted in the Company’s Certificate of Incorporation prior to and until the Acquisitions, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions, entitled to convert their shares into a pro-rata distribution from a trust fund (“Trust Fund”) established to hold most of the net proceeds from the Company’s initial public offering (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and properly exercised their Conversion Rights would be paid their conversion price. There was no distribution from the Trust Fund with respect to the warrants included in the Series A Units and Series B Units or with respect to the common stock issued prior to consummation of the Business Combination. Any Class B stockholder who converted his or her stock into his or her share of the Trust Fund retained the right to exercise the Class W warrants and Class Z warrants that were received as part of the Series B Units.
     In connection with the Acquisitions, the Company determined that Class B stockholders owning less than 20% of the outstanding Class B common stock both voted against the Acquisitions and properly exercised their Conversion Rights for a pro-rata distribution from the Trust Fund based on the value of the Trust Fund as of October 13, 2006. The actual per-share conversion price issuable to Class B stockholders who voted against the Acquisitions and elected conversion was equal to the amount in the Trust Fund (inclusive of any interest thereon) immediately prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.35 per share based on the value of the Trust Fund as of October 13, 2006. Accordingly, the Company was required to convert such Class B stockholders’ shares (which were converted into shares of common stock upon consummation of the Acquisitions) into cash following verification that such stockholders properly exercised their Conversion Rights. As of June 30, 2007, the Company determined that 1,897,193 shares of former Class B common stock qualified for conversion and has made payment of approximately $10.15 million with respect to the conversion of those shares. As a result of this conversion process, these shares have been canceled. The Company also incurred approximately $0.7 million in costs associated with resolution of the share conversion process, including payments made to holders of shares who initially sought conversion of those shares but ultimately agreed to withdraw their conversion claims in consideration for such payments. The Company believes that it has completed the conversion process and does not expect to redeem any additional shares in connection with this conversion process.
NOTE 9 — CAPITAL STOCK
     On January 19, 2007, the Company’s Series A Units and Series B Units were de-listed, and they were subsequently deregistered on January 22, 2007. All Series A Units and Series B Units were separated into their respective constituent underlying shares of common stock and warrants. The de-listing, de-registration, and separation of the Series A Units and Series B Units had no impact on the Company’s financial statements.
NOTE 10 — NOTES PAYABLE
     On March 23, 2007, the Company and the holders of approximately $5.9 million in promissory notes previously due and payable by the Company on June 30, 2007 entered into agreements to amend the notes. As a result of these amendments, the maturity date of each of the notes has been extended from June 30, 2007 to April 30, 2008. In addition, the per annum interest rate payable with respect to each note has been modified as follows: (a) from October 15, 2006 through March 31, 2007 – 6%; (b) from April 1, 2007 through June 30, 2007 – 8%; (c) from July 1, 2007 through October 31, 2007 – 10%; (d) from November 1, 2007 through December 31, 2007 – 12%; (e) from January 1, 2008 through March 31, 2008 – 14%; and (f) from April 1, 2008 and thereafter – 16%.

     As of June 30, 2007, the Company was obligated as follows:

June 30, 2007
Notes payable to former GII shareholders, due December 29, 2008, bearing interest at 6% per annum	$4,000,000

Notes payable to former ETT and GII Shareholders, due April 30, 2008, bearing interest per annum of: 6% through 03/31/07, 8% through 06/30/07, 10% through 10/31/07, 12% through 12/31/07, 14% through 03/31/08, 16% thereafter.	5,916,667

Other notes payable	203,667

10,120,334
Less current portion	6,120,334

Long-term debt	$4,000,000

Maturities of long-term obligations for the years ended December 31 are as follows:
2008	$4,000,000

NOTE 11 — SUBSEQUENT EVENTS
Share Issuances
          The Company granted approximately 30,000 shares of restricted stock and 252,500 stock options between July 1, 2007 and July 31, 2007 to certain executives and employees. As of July 30, 2007, the Company had 11,920,084 shares of common stock issued and outstanding.
     Of the 252,500 options granted between July 1, 2007 and July 31, 2007, 100,500 options were granted to UK employees who had been issued options in December 2006 prior to the implementation of a tax favorable Enterprise Management Incentive program in the UK. The 100,500 newly issued options were awarded with an above market strike price of $3.10 per share and a vesting schedule consistent with the vesting of the December 2006 options. In addition, the Company canceled the original 100,500 options that had been issued to those same UK employees in December 2006.
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

     As of June 30, 2007, the Company acted as a global supplier of network services for over 200 customers to more than 50 countries. To support this model and deliver our services, as of June 30, 2007, we had entered into purchasing agreements with over 100 suppliers, and had collected information from dozens more in order to identify more than 100,000 individual locations where network providers can deliver higher-speed fiber-optic services. We have also developed a proprietary suite of network planning, management and pricing software that analyzes options from among these various networks in order to identify optimal choices for design and procurement in any given case. Our revenue is derived primarily from the sale and activation of data networking services under contracts that can range from 12 to 60 months or more in duration.
     Through its operating subsidiaries, the Company currently provides and generates revenues from customer payments for the following kinds of services:
• Data Connectivity: This category includes point-to-point connectivity such as United States and international private lines, ethernet, dedicated internet access, wavelengths and dark fiber. In many cases, these connectivity services could be considered “managed” in that they often require the integration and management by the Company of multiple vendor networks within a single solution. This category also includes more value-added services, such as access aggregation and hubbing, which seek to improve cost efficiency and capacity management across individual circuit requirements. Examples include multi-hub solutions (which permit carriers and enterprises to aggregate capacity and order further circuits on an “as-needed” basis) and gateway hub solutions (which provide international-to-United States (or vice versa) standard rate conversion as well as aggregation). From time to time, the Company also sells equipment to assist with customer networking requirements. The main customers for these services are United States and international telecommunications service providers, voice over internet protocol, or VoIP, service providers, information service providers, large enterprises and government agencies. These customers buy these services either for their own internal communications networks or for resale to third parties. For the three months and six months ended June 30, 2007, approximately 65% and 67%, respectively, of the Company’s consolidated revenues were attributable to either single-supplier or integrated multiple-supplier data connectivity services provided to customers.
• Managed Network Services: These services include engineering solutions tailored to a customer’s needs with respect to matters such as network deployment, monitoring, management and maintenance. Examples include roaming Internet access for enterprise customers, colocation and related environmental and power support for equipment, network security solutions, outsourced management of networks or circuits, and deployment of private managed networks to replace or supplement existing point-to-point connectivity across multiple sites. The target customers for these solutions are medium-to-large business enterprises that have multiple business locations that need to be connected with each other. Approximately 35% and 33% of the Company’s consolidated revenues for the three months and six months ended June 30, 2007, respectively, were attributable to managed network services provided to customers.
• Professional Services: These services entail providing guidance and analysis to customers on network- and telecommunications-related requirements such as network design, continuity planning, facilities management and cost and traffic management and analysis. Customers for these services include medium and large business enterprises as well as traditional telecommunications service providers, internet service providers, government agencies, wireless carriers and cable television system operators. The Company did not generate any material revenues from professional services engagements during the three months and six months ended June 30, 2007.
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
Locations of Offices and Origins of Revenue
     We are headquartered in McLean, Virginia, and we have offices in London, New York, Paris, and Düsseldorf. We maintain a global network operations center in London. For the six months ended June 30, 2007, approximately 45% of our consolidated revenue was earned from operations based in the United States. Approximately 41% of our revenues were generated from operations based in the United Kingdom, 12% from operations in Germany, and 2% from the rest of the world.

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
• Volume Purchase Commitments. Some of the service purchase contracts entered into by the Company call for certain levels of monthly payments to vendors whether or not the Company is currently utilizing the underlying capacity from those specific vendors, commonly referred to in the industry as “take-or-pay” commitments. As of June 30, 2007, the aggregate monthly obligations under all such take-or-pay commitments over the remaining terms of all of those contracts totaled approximately $609,000. The Company currently exeeds its monthly purchase commitments and all of the aggregate commitments existing as of June 30, 2007 expire by June 2008. If we were not able to satisfy such commitments via sales to underlying customers in a given month, the Company would be liable to the vendors for the shortfall in that month. In turn, a shortfall payment would have an adverse effect upon our gross margins, by increasing the cost of circuit access without the receipt of any corresponding revenue from customers against the shortfall. We do not anticipate any material shortfalls arising under these agreements in the foreseeable future.
• Term Commitments. To the extent practicable, the Company matches the quantity, duration and other terms of individual purchases of communications services with sales to individual customers on a service-by-service basis. The Company has, however, from time to time selectively purchased capacity under multiple-year commitments from some of its vendors in order to secure more competitive pricing. These multiple-year purchase commitments may not be, in all cases, matched with corresponding multiple-year commitments from customers. In such cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, the Company would either be subject to an early termination liability payable to the vendor or it would be forced to continue to pay for the service without any corresponding customer revenue attributable to the circuit. Such early termination liability would have an adverse effect upon our gross margins, by either accelerating the Company’s liability with respect to the circuit or increasing the cost of circuit access, either without the receipt of any corresponding revenue from customers against the liability. As of June 30, 2007, the Company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (pursuant to contractual right or otherwise) with respect to such terminations, was approximately $338,000.

     The Company’s most significant operating expenses are employment costs. As of June 30, 2007, the Company had 75 employees, and employment costs comprised approximately 57% of total operating expenses excluding employee termination and non-recurring items for the six months ended June 30, 2007.
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
Results of Operations
     Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006
     Overview. Revenue for the three months ended June 30, 2007 were $13.8 million, resulting entirely from the operations of the Company’s subsidiaries. The cost of revenue for the three months ended June 30, 2007 was $9.5 million and gross margin was 31.2%. The Company had no significant operating activities for the three months ended June 30, 2006, and therefore it had no revenues, cost of revenue, or gross margin during this period.
     Operating expenses, depreciation, and amortization were $6.6 million for the three months ended June 30, 2007, representing an increase of $6.5 million over such expenses for the prior period. Operating loss and net loss for the three months ended June 30, 2007 were $2.3 million and $2.3 million, respectively, as compared to an operating loss of $0.1 million and a net income of $4.6 million for the prior period.

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
Revenue	$13,814,852	$—

Cost of Revenue	9,507,175	—

Gross Margin	4,307,677	—

Operating Expenses, Depreciation and Amortization	6,577,480	104,156

Operating Loss	(2,269,803)	(104,156)

Net (Loss) Income	$(2,263,215)	$4,602,244
  Revenue. The Company was a special purpose acquisition company until its Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions, including the prior period ended June 30, 2006. Revenue during the three months ended June 30, 2007 were approximately $13.8 million.
  Cost of Revenue and Gross Margin. Because the Company had no sales prior to consummation of the Acquisitions or during the three months ended June 30, 2006, the Company had no corresponding cost of revenue during these periods. For the three months ended June 30, 2007, cost of revenue was $9.5 million resulting in a gross margin of 31.2%.
  Operating Expenses, Depreciation and Amortization. Operating expenses, depreciation, and amortization were $0.1 million during the three months ended June 30, 2006. Such expenses during this period consisted primarily of professional fees and travel costs associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company. Total operating expenses, depreciation, and amortization for the three months ended June 30, 2007 equaled $6.6 million, consisting primarily of costs associated with compensation of personnel, $1.4 million related to employee termination costs and non-recurring items and approximately $0.7 million of expenses resulting mainly from amortization of intangibles related to the Acquisitions of GII and ETT.

     Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006
Overview. Revenue for the six months ended June 30, 2007 were $27.4 million, resulting entirely from the operations of the Company’s subsidiaries. The cost of revenue for the six months ended June 30, 2007 was $19.0 million and gross margin was 30.5%. The Company had no significant operating activities for the six months ended June 30, 2006, and therefore it had no revenue, cost of revenue, or gross margin during this period.
     Operating expenses, depreciation, and amortization were $13.7 million for the six months ended June 30, 2007, representing an increase of $13.3 million over such expenses for the prior period. Operating loss and net loss for the six months ended June 30, 2007 were $5.3 million and $5.2 million, respectively, as compared to an operating loss of $0.4 million and a net income of $1.1 million for the prior period.

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Revenue	$27,397,027	$—

Cost of Revenue	19,036,974	—

Gross Margin	8,360,053	—

Operating Expenses, Depreciation and Amortization	13,715,676	421,675

Operating Loss	(5,355,623)	(421,675)

Net (Loss) Income	$(5,232,498)	$1,097,710
  Revenue. The Company was a special purpose acquisition company until its Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions, including during the prior period ended June 30, 2006. Revenue during the six months ended June 30, 2007 were approximately $27.4 million.
  Cost of Revenue and Gross Margin. Because the Company had no sales prior to consummation of the Acquisitions or during the six months ended June 30, 2006, the Company had no corresponding cost of revenue during these periods. For the six months ended June 30, 2007, cost of revenue was $19.0 million resulting in a gross margin of 30.5%.
  Operating Expenses, Depreciation and Amortization. Operating expenses, depreciation, and amortization were $0.4 million during the six months ended June 30, 2006. Such expenses during this period consisted primarily of professional fees and travel costs associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company. Total operating expenses, depreciation, and amortization for the six months ended June 30, 2007 equaled $13.7 million, consisting primarily of costs associated with compensation of personnel, $3.2 million related to employee termination costs and non-recurring items approximately $1.3 million of expenses resulting mainly from amortization of intangibles related to the Acquisitions of GII and ETT.
     Liquidity and Capital Resources
Long-Term Debt
     In October 2006, we issued $9.9 million of unsecured promissory notes in connection with the Acquisitions, bearing interest at 6% per annum, to certain sellers of their stock in GII and ETT as a deferral of cash consideration and/or as a separate component of consideration in the transactions. As originally issued, these notes mature on the following dates or earlier under certain circumstances:

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
     Former Class B Common Stock Conversion
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
     Following payment of the conversion amount to each former Class B stockholder who voted against the Acquisitions and validly elected conversion of his or her Class B common stock, we will cancel such shares of stock. As of June 30, 2007, the Company had paid approximately $10.15 million to redeem 1,897,193 shares of stock and the converted shares have been canceled. The Company does not expect to redeem any additional shares in connection with this conversion process.
     Liquidity Assessment
     With respect to operations, as a multiple network operator, we typically have very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. During the first six months of 2007 management completed a number of steps aimed at eliminating redundant costs and inefficient organizational structures. As a result, the Company recognized $3.2 million in employee termination and non-recurring costs including $0.9 million in non-cash compensation. Our capital expenditures are predominantly related to the maintenance of computer facilities, software, office fixtures and furnishings and are very low as a proportion of revenue. However, from time to time the Company may provide capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.

     Historically, the operations of GII and ETT, the operating subsidiaries we acquired in October 2006, have not been cash flow positive. Net cash from operations for the Company during the three months and six months ended June 30, 2007 were negative. Management monitors cash flow and liquidity requirements. The Company’s current planned cash requirements are based upon certain assumptions, including its ability to raise additional financing and the growth of revenues from services arrangements. In connection with the activities associated with the services and fund raising activities, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and reduce expenses.
     Although management believes that cash currently on hand and expected cash flows from future operations are sufficient to fund near term operations, management may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. In particular, management believes funds from operations will not be sufficient to meet the repayment obligation of the $5.9 million of debt due in April 2008. As a result, management expects to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on its existing debt. There can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to it, if at all.
     Supplemental Information
Non-Generally Accepted Accounting Principles Basis Financial Information for the Three Months and Six Months Ended June 30, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Three and Six Months Ended June 30, 2006.
     As a result of the Acquisitions of GII and ETT, which occurred on October 15, 2006, we are presenting the Company’s financial statements and the statements of operations and cash flow statements of GII and ETT as predecessors of the Company separately. Because the Company had no material business or operations prior to October 15, 2006, we are presenting below the Company’s results of operations, combined on an arithmetic basis, with those of GII and ETT for the relevant periods of each company during the three months and six months ended June 30, 2006. We refer to such combined financial information as being presented on a “non-GAAP combined” basis. Such non-GAAP combined financial information only constitutes the arithmetic sums described above with respect to the period and does not give effect to purchase accounting, cost savings, interest expense or other pro forma adjustments resulting from the acquisitions of GII and ETT for periods prior to October 16, 2006. The Company’s historical financial information for the three month and six month periods ending June 30, 2007 gives effect to purchase accounting adjustments in accordance with SFAS No. 141.
     We are presenting and analyzing below non-GAAP combined financial information with respect to the Company and its predecessors for informational purposes only because we believe that presenting such non-GAAP financial information will be useful to investors. Because of the method by which the non-GAAP combined financial information was compiled, our analysis compares results of different companies over different periods, and the non-GAAP combined financial information may not be indicative of the Company’s future results or of what the Company’s results would have been had the acquisitions of GII and ETT occurred as of the first day of the periods presented. Therefore, you should not consider the non-GAAP combined financial information in isolation or view it as a substitute for any financial information of the Company, GII or ETT that is prepared in accordance with GAAP. You should read the non-GAAP combined financial information and this analysis in conjunction with “—Results of Operations of Global Internetworking, Inc. as Predecessor” and “—Results of Operations of European Telecommunications & Technology Limited as Predecessor” and the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results presented in the tables below are unaudited.

Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

	Historical	Historical	Historical
	Predecessor	Predecessor	Successor	Non-GAAP
	GII	ETT	Mercator	Combined	GTT
	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006 (1)	June 30, 2007
Revenue
Telecommunications services provided	$4,691,481	$8,392,533	$—	$13,084,014	$13,814,852

Operating expenses
Cost of Telecommunications services provided	3,341,779	5,719,336	—	9,061,115	9,507,175
Selling, general & administration	1,313,848	2,616,875	104,156	4,034,879	4,448,172
Employee termination and non-recurring items	—	—	—	—	1,417,416
Depreciation and amortization	30,876	63,150	—	94,026	711,892

Operating income (loss)	$4,978	$(6,828)	$(104,156)	$(106,006)	$(2,269,803)

(1)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from April 1, 2006 to June 30, 2006, plus (b) the results of operations of GII for the period from April 1, 2006 to June 30, 2006, plus (c) our stand-alone results of operations for the three months ended June 30, 2006.
  Revenue. Revenue on a non-GAAP combined basis grew 5.6% from the second quarter 2006 to the second quarter 2007. Non-GAAP combined revenue growth for second quarter 2007 was due primarily to internal sales growth and the benefit from an increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.83 in 2006 to $1.99 in 2007. Non-GAAP combined revenue growth for second quarter 2007 compared to second quarter 2006 was negatively impacted by contract expirations during the second half of 2006. In particular, a large European financial institution customer contract expired during the third quarter of 2006 that had approximately $2.8 million in annual contract revenue.
  Cost of Revenue and Gross Margin. On a non-GAAP combined basis, the Company’s cost of revenue of $9.1 million in second quarter 2006 resulted in a non-GAAP combined gross margin of 30.7%. For the second quarter 2007, cost of revenue of $9.5 million resulted in a gross margin of 31.2%. Gross margins increased in the second quarter of 2007 due to improved supplier costs including billing credits from suppliers of over $0.2 million recorded in the quarter.
  Selling, General and Administrative. Selling, general and administrative expenses for second quarter 2007 of $5.9 million increased by $1.8 million over the non-GAAP combined selling, general and administrative expenses for second quarter 2006. The increase was due primarily to $1.4 million in severance costs and non-recurring items associated with the restructuring activity completed during the second quarter 2007. In addition, second quarter 2007 costs increased due to costs related to being a public company with substantial operations including additional corporate employee costs and public audit and filing requirements. Excluding the employee termination and non-recurring costs, selling, general and administrative costs as a percent of revenue were 30.8% during the second quarter 2006 compared to 32.2% during the second quarter 2007. The increases in second quarter 2007 costs were also impacted by the increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.83 in 2006 to $1.99 in 2007.
Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

	Historical	Historical	Historical
	Predecessor	Predecessor	Successor	Non-GAAP
	GII	ETT	Mercator	Combined	GTT
	six months	six months	six months	six months	six months
	ended	ended	ended	ended	ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006 (2)	June 30, 2007
Revenue
Telecommunications services provided	$9,069,773	$16,437,846	$—	$25,507,619	$27,397,027

Operating expenses
Cost of Telecommunications services provided	6,373,756	11,430,590	—	17,804,346	19,036,974
Selling, general & administration	2,708,290	4,913,762	421,675	8,043,727	9,230,358
Employee termination and non-recurring items	—	—	—	—	3,154,950
Depreciation and amortization	71,168	112,710	—	183,878	1,330,368

Operating loss	$(83,441)	$(19,216)	$(421,675)	$(524,332)	$(5,355,623)

(1)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from January 1, 2006 to June 30, 2006, plus (b) the results of operations of GII for the period from January 1, 2006 to June 30, 2006, plus (c) our stand-alone results of operations for the six months ended June 30, 2006.

  Revenue. Revenue on a non-GAAP combined basis grew 7.4% from the six months ended June 30, 2006 to the six months ended June 30, 2007. Non-GAAP combined revenue growth was due primarily to internal sales growth and the benefit from an increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.79 in 2006 to $1.97 in 2007. Non-GAAP combined revenue growth for first six months of 2007 compared to the first six months of 2006 was negatively impacted by contract expirations during the second half of 2006. In particular, a large European financial institution customer contract expired during the third quarter of 2006 that had approximately $2.8 million in annual contract revenue.
  Cost of Revenue and Gross Margin. On a non-GAAP combined basis, the Company’s cost of revenue of $17.8 million for the six months ended June 30, 2006 resulted in a non-GAAP combined gross margin of 30.2%. For the six months ended June 30, 2007, cost of revenue of $19.0 million resulted in a gross margin of 30.5%. Gross margins increased in first six months of 2007 due to improved supplier costs including billing credits from suppliers of over $0.2 million recorded during the period.
  Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2007 of $12.4 million increased by $4.3 million over the non-GAAP combined selling, general and administrative expenses for the six months ended June 30, 2006. The increase was due primarily to $3.2 million in severance costs associated with the restructuring activity completed during the first six months of 2007 and costs of approximately $0.7 million associated with resolution of the share conversion process of the former Class B common stock. In addition, costs increased during the first six months of 2007 through costs related to being a public company with substantial operations including additional corporate employee costs and public audit and filing requirements. Excluding the employee termination costs and non-recurring items, selling, general and administrative costs as a percent of revenue were 31.5% for the first six months of 2006 compared to 33.7% during the first six months of 2007. The increases in 2007 costs were also impacted by the increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.79 in 2006 to $1.97 in 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended June 30, 2007, the Company had no material net interest income. The Company therefore believes that its results of operations were not materially affected by changes in interest rates during the three months ended June 30, 2007.
Exchange Rate Sensitivity
     The majority of the Company’s revenues (approximately 54% for the three months ended June 30, 2007) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pound Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our condensed consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting condensed consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of June 30, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Controls
     There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
     As of June 30, 2007, we were not subject to any material legal proceedings. From time to time, however, we or our operating companies may be involved in legal actions arising from normal business activities
ITEM 1A. RISK FACTORS
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

Risks Relating to Our Business and Operations
Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, including the operations of these subsidiaries after their acquisitions, we reported a net loss and had negative cash flow from operations during the most recent six month period. We may continue to generate losses in the future and be cash flow negative during future periods.
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
     For the year ended 2006, including results of the operating company subsidiaries following the Acquisitions, the Company incurred a net loss of $1,847,281 and generated $175,245 positive cash from operations. For the six months ended June 30, 2007 the Company reported a net loss $5,232,498 and had negative cash from operations of $1,638,098. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
We are obligated to repay several debt instruments that mature during 2008. If we are unable to raise additional capital or to renegotiate the terms of that debt, we may be unable to make the required principal payments with respect to one or more of these debt instruments.
     We are obligated to pay approximately $5.9 million in principal and accrued interest in April 2008 with respect to promissory notes issued to certain former GII and ETT shareholders. We are obligated to pay $4.0 million in principal and accrued interest in December 2008 with respect to promissory notes issued to certain former GII shareholders as well as periodic interest payments prior to the maturity date. If we are unable to raise additional capital, negotiate the deferral of the maturity of these notes or secure other re-financing options, we may be unable to make the principal payments and/or payments of accrued interest when due with respect to one or more of these promissory notes. If we raise additional capital through issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     Our integration, operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of June 30, 2007, we had approximately $1.7 million in cash and cash equivalents. We may have insufficient cash to fund our working capital or other capital requirements, and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.
     A sizeable portion of our service revenues come from a limited number of clients. For the three months ended June 30, 2007, our four largest customers accounted for approximately 36% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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
     Based on public filings with the Securities and Exchange Commission made by Cannell Capital LLC, we believe that funds associated with Cannell Capital LLC own approximately 5,782,597 shares of our common stock and warrants to acquire 1,988,400 additional shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2007, without taking into account their unexercised warrants, we understand those funds to own approximately 49% of our common stock. In addition, as of June 30, 2007, our executive officers, directors and affiliated entities together beneficially owned warrants, which if exercised, would result in their beneficial ownership of approximately 35% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a securityholder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The annual meeting of our stockholders was held on June 5, 2007. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all such nominees were elected. At the meeting, the proposal below submitted to a vote of our stockholders.

           Proposal One: The election of eight directors to serve until the 2008 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:
     (1) 8,959,622 votes cast for the election of H. Brian Thompson as a director, and 268,087 votes withheld;
     (2) 8,766,209 votes cast for the election of D. Michael Keenan as a director, and 461,500 votes withheld;
     (3) 9,213,709 votes cast for the election of Rhodric C. Hackman as a director, and 14,000 votes withheld;
     (4) 9,213,709 votes cast for the election of Morgan E. O’Brien as a director, and 14,000 votes withheld;
     (5) 9,213,709 votes cast for the election of S. Joseph Bruno as a director, and 14,000 votes withheld;
     (6) 9,113,709 votes cast for the election of Didier Delepine as a director, and 114,000 votes withheld;
     (7) 9,064,322 votes cast for the election of Howard Janzen as a director, and 163,387 votes withheld; and
     (8) 9,113,709 votes cast for the election of Sudhakar Shenoy as a director, and 114,000 votes withheld.
ITEM 6. EXHIBITS
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit

3.1(1)	Second Amended and Restated Certificate of Incorporation

3.2(1) (2)	Amended and Restated Bylaws, as amended

10.1(2)	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed on October 19, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed on May 10, 2007, and incorporated herein by reference.

SIGNATURES
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
Date: August 14, 2007	By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
Chief Executive Officer

	By:	/s/ Kevin J. Welch
Kevin J. Welch
Chief Financial Officer and Treasurer