Form 10-Q
period 2007-09-30
Global Telecom & Technology, Inc.
filed 2007-11-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Commission File Number 000-51211
Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, 11,925,084 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,057,010	$3,779,027
Designated cash	—	10,287,180
Accounts receivable, net	7,168,419	7,687,544
Income tax refund	—	417,110
Deferred contract costs	1,114,132	591,700
Prepaid expenses and other current assets	952,191	970,821

Total current assets	11,291,752	23,733,382

Property and equipment, net	883,701	890,263
Other assets	758,147	1,075,063
Intangible assets, subject to amortization	9,380,864	11,117,721
Goodwill	61,458,599	61,458,599

Total assets	$83,773,063	$98,275,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,774,494	$13,892,664
Accrued expenses and other current liabilities	3,719,624	2,672,872
Notes payable	51,679	6,519,167
Common stock, subject to possible conversion to cash	—	11,311,658
Unearned and deferred revenue	3,450,120	2,930,639
Regulatory and sales tax payable	551,244	297,251
Derivative liabilities	—	8,435,050

Total current liabilities	20,547,161	46,059,301

Long-term obligations, less current maturities	10,346,557	4,000,000
Long-term deferred revenue	414,858	190,778
Deferred tax liability	3,582,934	4,231,762

Total liabilities	34,891,510	54,481,841

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized,11,925,084 and 11,011,932 shares (as of December 31, 2006 excluding 2,114,942 shares subject to possible conversion to cash) issued and outstanding, respectively	1,193	1,101
Additional paid-in capital	53,706,926	44,049,553
Accumulated deficit	(5,078,868)	(478,220)
Accumulated other comprehensive income	252,302	220,753

Total stockholders’ equity	48,881,553	43,793,187

Total liabilities and stockholders’ equity	$83,773,063	$98,275,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statements of Operations

					ETT Predecessor		GII Predecessor
					For the three	For the nine	For the three	For the nine
	For the three months ended		For the nine months ended		months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue:
Telecommunications services provided	$14,718,045	$—	$42,115,072	$—	$8,280,571	$24,718,417	$4,741,742	$13,811,515

Operating expenses:
Cost of telecommunications services provided	10,141,722	—	29,178,696	—	6,022,960	17,453,550	3,337,393	9,711,149
Selling, general and administrative	4,490,175	156,793	13,720,533	578,469	2,672,308	7,586,070	1,312,513	4,020,804
Employee termination and non-recurring items	—	—	3,154,950	—	—	—	—	—
Depreciation and amortization	726,872	—	2,057,239	—	78,288	190,998	(63,996)	7,171

Total operating expenses	15,358,769	156,793	48,111,418	578,469	8,773,556	25,230,618	4,585,910	13,739,124

Operating (loss) income	(640,724)	(156,793)	(5,996,346)	(578,469)	(492,985)	(512,201)	155,832	72,391

Other income (expense):
Interest income, net of interest expense	(204,261)	715,634	(486,412)	1,955,169	(4,207)	15,544	13,211	29,284
Other income, net of expense	3,091	—	13,674	—	—	—	19,977	26,316
Gain on derivative financial instruments	—	2,431,550	—	2,990,400	—	—	—	—

Total other income (expense)	(201,170)	3,147,184	(472,738)	4,945,569	(4,207)	15,544	33,188	55,600

(Loss) income before income taxes	(841,894)	2,990,391	(6,469,084)	4,367,100	(497,192)	(496,657)	189,020	127,991
Provision for income taxes (benefit)	(323,143)	190,000	(717,836)	469,000	—	—	44,010	44,010

Net (loss) income	$(518,751)	$2,800,391	$(5,751,248)	$3,898,100	$(497,192)	$(496,657)	$145,010	$83,981

Net (loss) income per share:
Basic and diluted	$(0.04)	$0.24	$(0.48)	$0.33	$(0.00)	$(0.00)	$0.06	$0.03

Weighted average shares:
Basic and diluted	11,935,736	11,730,100	11,908,079	11,730,100	174,512,485	174,512,485	2,500,000	2,500,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid -In		Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	Income	Total
Balance, December 31, 2006	11,011,932	$1,101	$44,049,553	$(478,220)	$220,753	$43,793,187

Former Class B Common shares converted to common shares	217,749	22	(22)	—	—	—

Release of liability associated with potential conversion of former class B common shares	—	—	1,161,476	—	—	1,161,476

Reclassification of amounts previously allocated to derivative liabilities upon change in accounting	—	—	7,284,450	—	—	7,284,450

Adjustment to derivative liabilities, cumulative-effect change in accounting adjustment	—	—	—	1,150,600		1,150,600

Share-based compensation for options issued to employees	—	—	88,221	—	—	88,221

Share-based compensation for restricted stock issued	695,403	70	1,093,243	—	—	1,093,313

Share-based compensation for restricted stock awarded	—	—	30,005	—	—	30,005

Comprehensive loss
Net loss	—	—	—	(5,751,248)	—	(5,751,248)
Change in accumulated foreign currency gain on translation	—	—	—	—	31,549	31,549

Comprehensive loss						(5,719,699)

Balance, September 30, 2007	11,925,084	$1,193	$53,706,926	$(5,078,868)	$252,302	$48,881,553

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
(formerly Mercator Partners Acquisition Corp.)
Condensed Consolidated Statements of Cash Flows

			ETT Predecessor	GII Predecessor
	For the nine months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2006	September 30, 2006
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(5,751,248)	$3,898,100	$535	$(67,634)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,057,239	—	124,597	71,168
Change in value of derivative liabilities	—	(2,990,400)	—	—
Shared-based compensation from options issued to employees	88,221	—	—	—
Shared-based compensation from restricted stock to employees	1,123,318	—	—	—
Amortization of discount on U.S. Government Securities held in trust	—	(1,922,935)	—	—
Deferred income taxes	(648,828)

Changes in operating assets and liabilities, excluding effects of Acquisitions
Accounts receivable, net	1,339,850	—	(988,223)	(40,316)
Income tax refund receivable	417,110	—	—	—
Deferred contract cost and other assets	(487,992)	—	214,609	(8,096)
Prepaid expenses and other current assets	(76,604)	51,078	—	(107,053)
Other assets	(22,152)	—	—	14,055
Accounts payable	(966,978)	109,759	363,257	255,498
Unearned and deferred revenue	564,503	—	(427,804)	180,174
Regulatory and sales tax payable	253,993	—	—	38,993
Accrued expenses and other current liabilities	1,002,601	469,000	(721,082)	(201,539)
Long-term deferred revenues	39,234	—	—	—

Net cash (used in) provided by operating activities	(1,067,733)	(385,398)	(1,434,111)	135,250

Cash Flows from Investing Activities
Purchases of property and equipment	(295,817)	—	(94,844)	(11,201)
Proceeds from certificates of deposit	137,999		—	(3,331)
Payments for deferred acquisition cost		(296,024)
Purchases of U.S. Government Securities held in Trust Fund	—	(166,038,591)	—	—
Maturities of U.S. Government Securities held in Trust Fund	—	166,038,591	—	—

Net cash used in investing activities	(157,818)	(296,024)	(94,844)	(14,532)

Cash Flows from Financing Activities
Principal payments on long-term obligations	—	—	(341,706)	—
Repayment on notes payable	(550,821)	—	—	—

Net cash used in financing activities	(550,821)	—	(341,706)	—

Effect of exchange rate changes on cash	54,355	—	85,801	—

Net (decrease) increase in cash and cash equivalents	(1,722,017)	(681,422)	(1,784,860)	120,718
Cash and cash equivalents at beginning of period	3,779,027	1,383,204	4,087,053	876,883

Cash and cash equivalents at end of period	$2,057,010	$701,782	$2,302,193	$997,601

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
          The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 200 domestic and multinational carrier and enterprise customers with respect to over 70 countries.
          GTT is a Delaware corporation formerly known as Mercator Partners Acquisition Corp. (“Mercator”), which was incorporated on January 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). Mercator was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. On April 11, 2005, Mercator effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.
          GTTA is a Virginia corporation, incorporated in 1998, formerly known as Global Internetworking, Inc. (“GII”). GTTE is a UK limited company, incorporated in 1998, formerly known as European Telecommunications and Technology, Ltd. (“ETT”).
          On October 15, 2006, GTT’s predecessor, Mercator, acquired all of the outstanding shares of common stock of GII and outstanding voting stock of ETT (collectively the “Acquisitions”) in exchange for cash, stock, warrants and notes. Immediately thereafter, Mercator changed its name to GTT. Subsequently, GII changed its name to Global Telecom & Technology Americas, Inc., and ETT changed its name to GTT — EMEA Ltd.
Basis of Presentation
          The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $9.3 million at September 30, 2007. Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company have improved through cost reductions following the combination of the two companies and additional growth in sales. Net cash flows from operations for the Company were negative during the nine months ended September 30, 2007.
     As a multiple network operator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. During the first half of 2007, management completed a number of steps aimed at eliminating redundant costs and inefficient organizational structures. As a result, the Company recognized $3.2 million in employee termination and non-recurring costs, including $0.9 million in non-cash compensation. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, software, office fixtures and furnishings, and are relatively low as a percentage of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
     Management monitors cash flow and liquidity requirements. The Company’s current planned cash requirements are based upon certain assumptions, including its ability to raise additional financing and grow revenues from services arrangements. In connection with the activities associated with fund raising activities and revenue growth, the Company expects to incur expenses, including provider fees, employee compensation, consulting and professional fees, sales and marketing expenses, insurance premiums and interest expense. Should expected cash flows not be available, management believes it would have the ability to revise its operating plan and reduce expenses.
          Although management believes that cash currently on hand and expected cash flows from future operations are sufficient to sustain the business for the next twelve to eighteen months, management may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. There can be no assurance that the Company would be successful in obtaining additional financing on terms that would be favorable to it, if at all. Please see Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Liquidity and Capital Resources” and Item 1A of Part II “Risk Factors” of this Quarterly Report for further discussion regarding the existing debt and financing matters.

Unaudited Interim Financial Statements
          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed on April 17, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year 2007 or for any other interim period. The December 31, 2006 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Examples include: allowance for uncollectible accounts, estimates of cost of service, accruals associated with restructuring activities, valuation of share-based compensation, and estimating the fair value and/or impairment of goodwill or other intangible assets. Actual results may differ from management’s estimates and assumptions.
Goodwill
          Goodwill represents the excess of costs over fair value of net assets for businesses acquired. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead tested for impairment annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets . The Company performs its annual impairment analysis during the third quarter of each year or more often if indicators of impairment arise. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the carrying value of the corresponding impaired assets would be reduced. The Company tested its goodwill during this third fiscal quarter and concluded that no impairment existed under SFAS No. 142.
Identifiable Intangible Assets
          Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Amortization expense related to intangible assets is included in depreciation and amortization expense in the consolidated statements of operations.
Predecessors
          From its inception (January 3, 2005) until consummation of the Acquisitions on October 15, 2006, GTT had no substantial operations other than to serve as a vehicle for a Business Combination. Accordingly, since GTT’s operating activities prior to the Acquisitions are insignificant relative to those of the GTTA and GTTE, management believes that both GTTA and GTTE are GTT’s predecessors. Management has reached this conclusion based upon an evaluation of the requirements and facts and circumstances, including the historical life of each of GTTE and GTTA, the historical level of operations of GTTA and GTTE, the purchase price paid for each GTTE and GTTA and the fact that the consolidated Company’s operations, revenues and expenses after the Acquisitions are most similar in all respects to those of GTTA’s and GTTE’s historical periods. Accordingly, the historical statements of operations for the three months and nine months ended September 30, 2006 and statements of cash flows of each of GTTA and GTTE for the nine months ended September 30, 2006 have been presented.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Change in Accounting Principle for Registration Payment Arrangements.
     In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.
     On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with the Company’s 8,165,000 Class W warrants and 8,165,000 Class Z warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the Underwriters’ Purchase Options (the “UPO”) to purchase up to 25,000 Series A Units and/or up to 230,000 Series B Units (collectively, the “Registration Payment Arrangement”). As of January 1, 2007 and September 30, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated. The amount originally allocated to the derivative liability of $7,284,450 was reclassified to additional paid-in-capital and the amount representing the cumulative re-valuation of such derivative liability through the adoption of FSP EITF 00-19-2, $1,150,600, was recorded as a cumulative-effect change in accounting principle against opening retained earnings.
     The following financial statement line items for the nine months ended September 30, 2007 were affected by the change in accounting principle:
Condensed Consolidated Statements of Operations

	As Computed under	As Computed under FSP
	EITF 00-19	EITF 00-19-2	Effect of change
Nine Months Ended September 30, 2007
Loss from operations	$(5,996,346)	$(5,996,346)	$—
Gain on fair value of warrants	4,386,600	—	(4,386,600)
Net loss	(1,364,648)	(5,751,248)	(4,386,600)
Net loss per share:
Basic and diluted	$(0.11)	$(0.48)	$(0.37)
Condensed Consolidated Balance Sheet

	As Computed under	As Computed under FSP
	EITF 00-19	EITF 00-19-2	Effect of change
As of September 30, 2007
Warrant liability	$4,048,450	$—	$(4,048,450)
Total liabilities	38,939,960	34,891,510	(4,048,450)
Additional paid-in capital	60,991,376	53,706,926	(7,284,450)
Total stockholders’ equity	$44,833,103	$48,881,553	$4,048,450
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

     Non-recurring fees, Deferred Revenue
     Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenues earned for providing provisioning services in connection with the delivery of recurring communications services are recognized ratably over the term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue, and then recognized ratably over the term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are capitalized as deferred contract costs and expensed proportionally over the term of service in the same manner as the deferred revenue arising from that contract.
     Other Revenue
     From time to time, the Company recognizes revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. These revenues are earned when a customer cancels or terminates a service agreement prior to the end of its committed term. These revenues are recognized when billed if collectability is reasonably assured. In addition, the Company from time to time sells equipment in connection with data networking applications. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectability is reasonably assured.
     Fees for professional services are typically specified as applying on a fee per hour basis pursuant to agreements with customers and are computed based on the hours of service provided by the Company. Invoices for professional services performed on an hourly basis are rendered in the month following that in which the professional services have been performed. Because such invoices for hourly fees are for services the Company has already performed, and because such work is undertaken pursuant to an executed statement of work with the customer specifying the applicable hourly rate, the Company recognizes revenue based upon hourly fees in the period the service is provided if collectability is reasonably assured. The Company did not generate any material revenue from professional services during the three months and nine months ended September 30, 2007, and such revenues were not material to any prior periods.
     In certain circumstances, the Company is engaged to perform professional services projects pursuant to master agreements and project-specific statements of work. Fees for the Company’s performance of project-specific engagements are specified in each executed statement of work by reference to certain agreed-upon and defined milestones and/or the project as a whole. Invoices for professional services projects are rendered pursuant to payment plans specified in the statement of work executed by the customer. Revenue recognition is determined independently of the issuance of an invoice to, or receipt of payment from, the customer. Rather, revenue is recognized based upon the degree of delivery, performance and completion of such professional services projects as stated expressly in the contractual statement of work. The Company determines performance, completion and delivery of obligations on projects based on the underlying contract or statement of work terms, particularly by reference to any customer acceptance provisions or by other objective performance criteria defined in the contract or statement of work. Furthermore, even if a project has been performed, completed and delivered in accordance with all applicable contractual requirements, and even if an invoice has been issued consistent with those contractual requirements, professional services revenues are not recognized unless collected in advance or if collectability is reasonably assured.
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
Stock-Based Compensation
           SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
          Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
          The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation for stock-based awards granted. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.
          The Company accounts for non-employee stock-based compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company had one grant of 6,000 share options to a non-employee consultant in December 2006 and a second grant of 15,000 share options to a non-employee consultant in July 2007.
Income Taxes
          In June 2006, the FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have any impact on the Company’s financial position and results of operations.
     We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.
Net Income (Loss) Per Share
          Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted income (loss) per share for the three months and nine months ended September 30, 2007 and three months and nine months ended September 30, 2006 excludes potentially issuable common shares of 25,279,500 and 21,990,000, respectively, primarily related to the Company’s outstanding stock options and warrants because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods. In addition, for the three and nine months ended September 30, 2007 the Company reported a net loss and the effect of securities with exercise prices greater than the average closing price of the Company’s common stock during the periods would be anti-dilutive.

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
          As of September 30, 2007, open disputes totaled $631,060. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for $121,192 in connection with these disputes, for which accruals are included on the accompanying condensed consolidated balance sheet at September 30, 2007.
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
           During 2007, the Company initiated a restructuring that included the centralization of all financial, selling and operational functions. As a result of the restructuring, management’s chief financial and operational decision making is performed centrally. The Company now operates in one business segment providing global telecommunications services, and is no longer organized by market.
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
     Summarized below are the pro forma unaudited results of operations for the three months and nine months ended September 30, 2006 as if the results of GTTA and GTTE were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (amounts in thousands except per share information):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Revenue	$13,022	$38,530
Net income (loss)	$1,070	$(456)
Basic and diluted net income (loss) per share	$0.08	$(0.04)
Weighted average common shares outstanding	13,030	13,030

NOTE 4 — SEGMENTS
     Immediately following the Acquisitions, the Company operated under two reportable segments as the chief operating decision maker reviewed operating results and made decisions on a regional basis. During the first six months of 2007, the Company completed a restructuring initiative that included the centralization of all financial, selling and operational functions of the Company. As a result of the restructuring, the Company now operates in one business segment providing global telecommunications services, and is no longer organized by market. A single management team reports to the chief operating decision maker who comprehensively manages the business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company no longer accumulates discrete financial information with respect to separate service lines and, effective June 30, 2007, does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131). Financial results reflect those of the entire Company and the comparable reporting segment for prior periods reflects the total Company reported results for those periods.
NOTE 5 — RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
     During 2007, the Company implemented various organizational restructuring plans to reduce its operating expenses, centralize management and decision making, and strengthen both its competitive and financial positions. The restructuring plans reduced corporate level functions that were determined to be redundant or not consistent with the Company’s growth strategy. Restructuring charges were recorded during the three months ended March 31, 2007 and June 30, 2007, which represent costs incurred in connection with (i) the reduction of corporate headcount which resulted in a charge of $1.2 million, (ii) the severance related to executive level resignation of $0.9 million and (iii) $0.1 million in other costs including the closing of an office in India. No additional restructuring charges were incurred during the three months ended September 30, 2007.
     The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows:

	Balance at
	beginning of	Charges net of		Non-cash	Balance at
	year	Reversals	Cash Uses	Uses	September 30, 2007
Severance	$—	$2,137,706	$(430,258)	$(923,865)	$783,583
Other	—	$88,779	$(4,432)	$—	$84,347

Total	$—	$2,226,485	$(434,690)	$(923,865)	$867,930

     In addition, the Company incurred $0.2 million in expense related to an Acquisition adjustment and $0.7 million in costs related to the completion of the share conversion process as further described in Note 7.
NOTE 6 — SHARE-BASED COMPENSATION
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable under the Plan is limited to 3,000,000 shares. The Company accounts for stock options and restricted shares granted in accordance with the provisions of SFAS 123(R).
     Stock Options
     During the three months and nine months ended September 30, 2007, the Company recognized compensation expense of $12,405 and $88,221 respectively, as a result of the vesting of options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

     Restricted Stock
     During the three months ended September 30, 2007, the Company recognized compensation expense of $58,933 associated with the awarding of restricted shares, which is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations. During the nine months ended September 30, 2007, the Company recognized compensation expense of $1,123,318, of which $923,865 is included in restructuring charges and $199,453 is included in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.
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
NOTE 9 — NOTES PAYABLE
     On March 23, 2007, the Company and the holders of approximately $5.9 million in promissory notes previously due and payable by the Company on June 30, 2007 entered into agreements to amend the notes. As a result of these amendments, the maturity date of each of the notes was extended from June 30, 2007 to April 30, 2008. In addition, the per annum interest rate payable with respect to each note was modified as follows: (a) from October 15, 2006 through March 31, 2007 — 6%; (b) from April 1, 2007 through June 30, 2007 — 8%; (c) from July 1, 2007 through October 31, 2007 — 10%; (d) from November 1, 2007 through December 31, 2007 — 12%; (e) from January 1, 2008 through March 31, 2008 — 14%; and (f) from April 1, 2008 and thereafter — 16%.

     On November 12, 2007, the Company and the holders of promissory notes due April 30, 2008 ($5.9 million) and December 29, 2008 ($4 million) entered into agreements to restructure the notes payable. Please see Note 10 — Subsequent Events for further discussion of this restructuring of notes payable.
     As of September 30, 2007, the Company was obligated as follows:

September 30, 2007
Notes payable to former GII shareholders, due December 29, 2008 (subsequently amended to December 31, 2010, see Note 10 — Subsequent Events)	$4,000,000

Notes payable to former ETT and GII Shareholders, due April 30, 2008 (subsequently amended to December 31, 2010, see Note 10 — Subsequent Events)	5,916,667

Other notes payable	51,679

9,968,346

Less current portion	51,679

Long-term debt	$9,916,667

NOTE 10 — SUBSEQUENT EVENTS
     On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements to convert not less than 30% of the amounts due under the April 2008 Notes as of November 13, 2007 (including principal and accrued interest) into shares of the Company’s common stock, and to obtain 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”) for the remaining indebtedness then due under the April 2008 Notes. Pursuant to the conversion, a total of 2,570,143 shares of the Company’s common stock (with a quoted market price of $2,929,963) were issued for $3,528,987 of principal and accrued interest due under the April 2008 Notes as of November 13, 2007. All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010.
     In addition, on November 12, 2007, the holders of the $4.0 million of promissory notes due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, as amended (the “Amended Notes”), 50% of all interest accrued during 2008 and 2009 is payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.
     On November 13, 2007, the Company sold an additional $1.9 million of December 2010 Notes to certain accredited investors.
     The holders of the December 2010 Notes can convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes and the Amended Notes are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.
      The Company is currently evaluating the impact of these transactions pursuant to EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instrument,” and will recognize the impact of such in the quarter ending December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A in Part II of this quarterly report on Form 10-Q.
Overview
        Our primary business is the design, delivery, and management of data networks and related value-added services. Specifically, we provide services as a multi-network operator, or MNO. MNOs are facilities-free, technology-neutral telecommunications providers. MNOs do not own the infrastructure upon which their services are provided. Instead, they procure network capacity from existing telecommunications carriers, and integrate and resell this capacity to their customers, including enterprise customers, government agencies and other telecommunications carriers.
        As of September 30, 2007, the Company acted as a global supplier of network services for over 200 customers to more than 70 countries. To support this model and deliver our services, as of September 30, 2007, we had entered into purchasing agreements with over 100 suppliers, and had collected information from dozens more in order to identify more than 100,000 individual locations where network providers can deliver high-speed fiber-optic services. We have also developed a proprietary suite of network planning, management and pricing software that analyzes options from among these various networks in order to identify optimal choices for design and procurement in any given case. Our revenue is derived primarily from the sale and activation of data networking services under contracts that typically range from one to five years or more in duration.
        Through our operating subsidiaries, we currently provide and generate revenues from customer payments for the following kinds of services:
• Data Connectivity: This category includes point-to-point connectivity such as United States and international private lines, ethernet, dedicated internet access, wavelengths and dark fiber. In many cases, these connectivity services could be considered “managed” in that they often require the integration and management of multiple vendor networks within a single solution. This category also includes more value-added services, such as access aggregation and hubbing, which seek to improve cost efficiency and capacity management across individual circuit requirements. Examples include multi-hub solutions (which permit carriers and enterprises to aggregate capacity and order further circuits on an “as-needed” basis) and gateway hub solutions (which provide international-to-United States (or vice versa) standard rate conversion as well as aggregation). From time to time, we also sell equipment to assist with customer networking requirements. The main customers for these services are United States and international telecommunications service providers, voice over internet protocol, or VoIP, service providers, information service providers, large enterprises and government agencies. These customers buy these services either for their own internal communications networks or for resale to third parties. For the three months and nine months ended September 30, 2007, approximately 66% and 67%, respectively, of our consolidated revenues were attributable to either single-supplier or integrated multiple-supplier data connectivity services provided to customers.
• Managed Network Services: These services include engineering solutions tailored to a customer’s needs with respect to matters such as network deployment, monitoring, management and maintenance. Examples include roaming internet access for enterprise customers, collocation and related environmental and power support for equipment, network security solutions, outsourced management of networks or circuits, and deployment of private managed networks to replace or supplement existing point-to-point connectivity across multiple sites. The target customers for these solutions are medium-to-large business enterprises that have multiple business locations that need to be connected with each other. Approximately 34% and 33% of the Company’s consolidated revenues for the three months and nine months ended September 30, 2007, respectively, were attributable to managed network services provided to customers.

• Professional Services: These services entail providing guidance and analysis to customers on network- and telecommunications-related requirements such as network design, continuity planning, facilities management and cost and traffic management and analysis. Customers for these services include medium and large business enterprises as well as traditional telecommunications service providers, internet service providers, government agencies, wireless carriers and cable television system operators. The Company did not generate any material revenues from professional services engagements during the three months and nine months ended September 30, 2007.
        Please see the discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 with respect to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition” and in Note 2 of the Company’s consolidated financial statements in that same Annual Report on Form 10-K, as well as Note 2 of the Company’s unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for more information regarding our revenues.
Locations of Offices and Origins of Revenue
        We are headquartered in McLean, Virginia, and we have offices in London, New York, Paris, and Düsseldorf. For the nine months ended September 30, 2007, approximately 46% of our consolidated revenue was earned from operations based in the United States. Approximately 40% of our revenue was generated from operations based in the United Kingdom, 12% from operations in Germany, and 2% from the rest of the world.
Costs and Expenses
        Our cost of revenue consists almost entirely of costs for procurement of services associated with customer solutions. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overheads included in these costs.
        In most cases, we match the length of each purchase contract with a supplier to each sales contract with a customer, typically between one and five years. The provisions of such customer contracts and supplier contracts are typically fixed for their stated terms unless both parties agree to any modifications. This generally allows us to maintain a predictable margin for the term of each such service, and contract terms typically require customers to pay the full amount of their contract liability (or at a minimum, the Company’s underlying liability) in the event of customer cancellation or early termination.
        Our supplier contracts do not have any market related net settlement provisions. We have not entered into, and have no plans to enter into, any supplier contracts which involve financial or derivative instruments. Our supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold in the normal course of business. As such, we consider our contracts with suppliers to be normal purchases, according to the criteria in paragraph 10(b) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
        We may occasionally have certain sales commitments to customers that extend beyond our commitments from underlying suppliers. It is therefore possible that our margins could be adversely affected if we are unable to purchase extended service from a supplier at a cost sufficiently low to maintain our margin for the remaining term of commitment to the customer. Historically, we have not encountered material price increases from suppliers with respect to continuation or renewal of services after expiration of initial contract terms. Although infrequent, in most cases where we have faced any price increase from a supplier following contract expiration, we have been able to locate another supplier to provide the service at a similar or reduced future cost. Based upon this historical experience and given that most of its customer contract terms are matched in duration with supplier contract terms, we do not believe that our existing long-term fixed-rate customer contracts are subject to any material reduction in margins that would have a material impact on liquidity.
        From time to time, we have agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.
• Volume Purchase Commitments. Some of our service purchase contracts call for certain levels of monthly payments to vendors whether or not we are currently utilizing the underlying capacity from those specific vendors, commonly referred to in the industry as “take-or-pay” commitments. As of September 30, 2007, the aggregate monthly obligations under all such take-or-pay commitments over the remaining terms of all of those contracts totaled approximately $420,000. All of the aggregate commitments existing as of September 30, 2007 expire by September 2008. If we were not able to satisfy such commitments via sales to underlying customers in a given month, the Company would be liable to the vendors for the shortfall in that month. In turn, a shortfall payment would have an adverse effect upon our gross margins, by increasing the cost of circuit access without the receipt of any corresponding revenue from customers against the shortfall. We do not anticipate any material shortfalls arising under these agreements in the foreseeable future.

• Term Commitments. To the extent practicable, we match the quantity, duration and other terms of individual purchases of communications services with sales to individual customers on a service-by-service basis. We have, however, from time to time selectively purchased capacity under multiple-year commitments from some vendors in order to secure more competitive pricing. These multiple-year purchase commitments may not be, in all cases, matched with corresponding multiple-year commitments from customers. In such cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would either be subject to an early termination liability payable to the vendor or we would be forced to continue to pay for the service without any corresponding customer revenue attributable to the circuit. Such early termination liability would have an adverse effect upon our gross margins, by either accelerating liability with respect to the circuit or by increasing the cost of circuit access, without the receipt of any corresponding revenue from customers against the liability. As of September 30, 2007, our total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (pursuant to contractual right or otherwise) with respect to such terminations, was approximately $405,000.
        Our most significant operating expense other than cost of revenue is employment costs. As of September 30, 2007, we employed 84 employees, and employment costs comprised approximately 57% of total operating expenses, excluding employee termination and non-recurring items, for the nine months ended September 30, 2007.
Critical Accounting Policies and Estimates
        Our significant accounting policies as set forth in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of our critical accounting policies, and are incorporated herein by reference.
Results of Operations
Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006
        Overview. Revenues for the three months ended September 30, 2007 were $14.7 million, resulting entirely from the operations of our subsidiaries. The cost of revenue for the three months ended September 30, 2007 was $10.1 million and gross margin was 31.1%. We had no significant operating activities for the three months ended September 30, 2006, and therefore had no revenues, cost of revenue, or gross margin during this period.
        Operating expenses, depreciation, and amortization were $5.2 million for the three months ended September 30, 2007, representing an increase of $5.1 million over such expenses for the prior period ended September 30, 2006. Operating loss and net loss for the three months ended September 30, 2007 were $0.6 million and $0.5 million, respectively, as compared to an operating loss of $0.2 million and a net income of $2.8 million for the prior period.

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006
Revenues	$14,718,045	$—

Cost of Revenue	10,141,722	—

Gross Margin	4,576,323	—

Operating Expenses, Depreciation and Amortization	5,217,047	156,793

Operating Loss	(640,724)	(156,793)

Net (Loss) Income	$(518,751)	$2,800,391

   Revenues. We were a special purpose acquisition company until the Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions, including the prior period ended September 30, 2006. Revenues during the three months ended September 30, 2007 were approximately $14.7 million.

     Cost of Revenue and Gross Margin. Because we had no sales prior to consummation of the Acquisitions or during the three months ended September 30, 2006, we had no corresponding cost of revenue during these periods. For the three months ended September 30, 2007, cost of revenue was $10.1 million resulting in a gross margin of 31.1%.
     Operating Expenses, Depreciation and Amortization. Operating expenses, depreciation, and amortization were $0.2 million during the three months ended September 30, 2006. Such expenses during this period consisted primarily of professional fees and travel costs associated with our efforts to identify targets for potential acquisition during our operations as a special purpose acquisition company. Total operating expenses, depreciation, and amortization for the three months ended September 30, 2007 were $5.2 million, consisting primarily of costs associated with compensation of personnel and approximately $0.7 million of expenses resulting mainly from amortization of intangible assets related to the Acquisitions of GII and ETT.
Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006
     Overview. Revenues for the nine months ended September 30, 2007 were $42.1 million, resulting entirely from the operations of our subsidiaries. The cost of revenue for the nine months ended September 30, 2007 was $29.2 million and gross margin was 30.7%. We had no significant operating activities for the nine months ended September 30, 2006, and therefore had no revenues, cost of revenue, or gross margin during this period.
     Operating expenses, depreciation, and amortization were $18.9 million for the nine months ended September 30, 2007, representing an increase of $18.4 million over such expenses for the prior period ended September 30, 2006. Operating loss and net loss for the nine months ended September 30, 2007 were $6.0 million and $5.8 million, respectively, as compared to an operating loss of $0.6 million and a net income of $3.9 million for the prior period.

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Revenues	$42,115,072	$—

Cost of Revenue	29,178,696	—

Gross Margin	12,936,376	—

Operating Expenses, Depreciation and Amortization	18,932,722	578,469

Operating Loss	$(5,996,346)	$(578,469)

Net (Loss) Income	$(5,751,248)	$3,898,100

     Revenues. We were a special purpose acquisition company until the Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions, including during the prior period ended September 30, 2006. Revenues during the nine months ended September 30, 2007 were approximately $42.1 million.
     Cost of Revenue and Gross Margin. Because we had no sales prior to consummation of the Acquisitions or during the nine months ended September 30, 2006, we had no corresponding cost of revenue during these periods. For the nine months ended September 30, 2007, cost of revenue was $29.2 million resulting in a gross margin of 30.7%.
     Operating Expenses, Depreciation and Amortization. Operating expenses, depreciation, and amortization were $0.6 million during the nine months ended September 30, 2006. Such expenses during this period consisted primarily of professional fees and travel costs associated with our efforts to identify targets for potential acquisition during our operations as a special purpose acquisition company. Total operating expenses, depreciation, and amortization for the nine months ended September 30, 2007 equaled $18.9 million, consisting primarily of costs associated with compensation of personnel, $3.2 million related to employee termination costs and non-recurring items, and approximately $2.1 million of depreciation and amortization expenses resulting mainly from amortization of intangible assets related to the Acquisitions of GII and ETT.

Liquidity and Capital Resources
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

Amount Due	Original Maturity Date
$5.9 million	June 30, 2007
$4.0 million	December 29, 2008
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
     On March 23, 2007, we entered into agreements with the holders of the Closing Promissory Notes to extend the maturity date of those notes to April 30, 2008 or earlier under certain circumstances. In addition, as part of those amendments, the per annum interest rate for each of the Closing Promissory Notes was changed from 6% per annum to the following, subject to certain conditions:

Date	Interest Rate (per annum)
April 1, 2007 - June 30, 2007	8%
July 1, 2007 - October 31, 2007	10%
November 1, 2007 - December 31, 2007	12%
January 1, 2008 - March 31, 2008	14%
April 1, 2008 and thereafter	16%
     We may prepay the Closing Promissory Notes in full or in part, at any time without notice or penalty, provided that prepayment must be made against all of the Closing Promissory Notes on a pro-rata basis. We are not permitted to make any prepayment of any of the Initial Promissory Notes until each of the Closing Promissory Notes has been paid in full.
     On November 12, 2007, we and the holders of the approximately $5.9 million of Closing Promissory Notes entered into agreements to convert not less than 30% of the amounts due under the Closing Promissory Notes as of November 13, 2007 (including principal and accrued interest) into shares of our common stock, and to obtain 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”) for the remaining indebtedness then due under the Closing Promissory Notes. Pursuant to the conversion, a total of 2,570,143 shares of our common stock (with a quoted market price of $2,929,963) were issued for $3,528,987 of principal and interest due under the Closing Promissory Notes as of November 13, 2007. All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010.
     In addition, on November 12, 2007, the holders of the $4.0 million of Initial Promissory Notes due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the Initial Promissory Notes, as amended (the “Amended Notes”), 50% of all interest accrued during 2008 and 2009 is payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.
     On November 13, 2007, we sold an additional $1.9 million of December 2010 Notes to certain accredited investors.

     The holders of the December 2010 Notes can convert the principal due under the December 2010 Notes into shares of our common stock, at any time, at a price per share equal to $1.70. We have the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of our common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes and the Amended Notes are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.
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
          As of September 30, 2007, we had paid approximately $10.15 million to redeem 1,897,193 shares of stock and had canceled the converted shares. We do not expect to redeem any additional shares in connection with this conversion process.
          Liquidity Assessment
          With respect to operations, as a multiple network operator, we typically have very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, our cost structure is somewhat variable and provides management an ability to manage costs as appropriate. During the first six months of 2007 we completed a number of steps aimed at eliminating redundant costs and inefficient organizational structures. As a result, we recognized $3.2 million in employee termination and non-recurring costs, including $0.9 million in non-cash compensation through September 30, 2007. Our capital expenditures are predominantly related to the maintenance of computer facilities, software, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time we may provide capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
Historically, the operations of GII and ETT, the operating subsidiaries we acquired in October 2006, have not been cash flow positive. While net cash from operations for the Company during the three months ended September 30, 2007 was positive, net cash from operations for the nine months ended September 30, 2007 was negative. We monitor cash flow and liquidity requirements, and our current planned cash requirements are based upon certain assumptions, including our ability to raise additional financing and grow revenues from services arrangements. In connection with the activities associated with fund raising activities and revenue growth, we expect to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be generated, we believe we would have the ability to revise our operating plan and reduce expenses.
          Although we believe that cash currently on hand and expected cash flows from future operations are sufficient to sustain the business for the next twelve to eighteen months, we may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. There can be no assurance that we would be successful in obtaining additional financing on terms that would be favorable to us, if at all.
          Supplemental Information
Financial Information for the Three and Nine Months Ended September 30, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Three and Nine Months Ended September 30, 2006.
          As a result of the Acquisitions of GII and ETT, which occurred on October 15, 2006, we are presenting our financial statements and the statements of operations and cash flow statements of GII and ETT as predecessors of the Company separately. Because we had no material business or operations prior to October 15, 2006, we are presenting below our results of operations, combined on an arithmetic basis, with those of GII and ETT for the relevant periods of each company during the three months and nine months ended September 30, 2006. We refer to such combined financial information as being presented on a “non-GAAP combined” basis. Such non-GAAP combined financial information only constitutes the arithmetic sums described above with respect to the period and does not give effect to purchase accounting, cost savings, interest expense or other pro forma adjustments resulting from the acquisitions of GII and ETT for periods prior to October 16, 2006. In contrast, our financial information for the three month and nine month periods ending September 30, 2007 does give effect to purchase accounting adjustments, in accordance with SFAS No. 141.

          We are presenting and analyzing below non-GAAP combined financial information with respect to the Company and its predecessors for informational purposes only because we believe that presenting such non-GAAP financial information will be useful to investors. Because of the method by which the non-GAAP combined financial information was compiled, our analysis compares results of different companies over different periods, and the non-GAAP combined financial information may not be indicative of our future results or of what results would have been had the acquisitions of GII and ETT occurred as of the first day of the periods presented. Therefore, you should not consider the non-GAAP combined financial information in isolation or view it as a substitute for any financial information of the Company, GII or ETT that is prepared in accordance with GAAP. You should read the non-GAAP combined financial information and this analysis in conjunction with “—Results of Operations of Global Internetworking, Inc. as Predecessor” and “—Results of Operations of European Telecommunications & Technology Limited as Predecessor” and related financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results presented in the tables below are unaudited.
          Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

	Historical	Historical	Historical
	Predecessor	Predecessor	Successor	Non-GAAP
	GII	ETT	Mercator	Combined	GTT
	three months	three months	three months	three months	three months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2006	2006 (1)	2007
Revenue
Telecommunications revenue provided	$4,741,742	$8,280,571	$—	$13,022,313	$14,718,045

Operating expenses
Cost of Telecommunications services provided	3,337,393	6,022,960	—	9,360,353	10,141,722
Selling, general and administrative	1,312,513	2,672,308	156,793	4,141,615	4,490,175
Employee termination and non-recurring items	—	—	—	—	—
Depreciation and amortization	(63,996)	78,288	—	14,292	726,872

Operating income (loss)	$155,832	$(492,985)	$(156,793)	$(493,947)	$(640,724)

(1)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from July 1, 2006 to September 30, 2006, plus (b) the results of operations of GII for the period from July 1, 2006 to September 30, 2006, plus (c) our stand-alone results of operations for the three months ended September 30, 2006.
     Revenue. Revenue on a non-GAAP combined basis grew 13.0% from the third quarter 2006 to the third quarter 2007. Non-GAAP combined revenue growth for third quarter 2007 was due primarily to internal sales growth and the benefit from an increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.87 in 2006 to $2.02 in 2007.
     Cost of Revenue and Gross Margin. On a non-GAAP combined basis, cost of revenue of $9.4 million in third quarter 2006 resulted in a non-GAAP combined gross margin of 28.1%. For the third quarter 2007, cost of revenue of $10.1 million resulted in a gross margin of 31.1%. Gross margins increased in the third quarter of 2007 due to improved supplier costs and favorable resolution of disputed invoices.
     Selling, General and Administrative. Selling, general and administrative expenses for third quarter 2007 were $4.5 million, and 30.5% of revenue. These expenses increased $0.4 million compared to the non-GAAP combined selling, general and administrative expenses for third quarter 2006 of $4.1 million, 31.8% of revenue. The increase was due primarily to costs incurred in 2007 related to being a public company with substantial operations, including additional corporate employee costs and public audit and filing requirements, and an increase in the average exchange rate for the US Dollar to the British Pound Sterling from $1.87 in 2006 to $2.02 in 2007.

Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

	Historical	Historical	Historical
	Predecessor	Predecessor	Successor	Non-GAAP
	GII	ETT	Mercator	Combined	GTT
	nine months	nine months	nine months	nine months	nine months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2006	2006 (2)	2007
Revenue
Telecommunications revenue provided	$13,811,515	$24,718,417	$—	$38,529,932	$42,115,072

Operating expenses
Cost of Telecommunications services provided	9,711,149	17,453,550	—	27,164,699	29,178,696
Selling, general and administrative	4,020,804	7,586,070	578,469	12,185,343	13,720,533
Employee termination and non-recurring items	—	—	—	—	3,154,950
Depreciation and amortization	7,171	190,998	—	198,169	2,057,239

Operating loss	$72,391	$(512,201)	$(578,469)	$(1,018,279)	$(5,996,346)

(1)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from January 1, 2006 to September 30, 2006, plus (b) the results of operations of GII for the period from January 1, 2006 to September 30, 2006, plus (c) our stand-alone results of operations for the nine months ended September 30, 2006.
     Revenue. Revenue on a non-GAAP combined basis grew 9.3% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Non-GAAP combined revenue growth was due primarily to internal sales growth and the benefit from an increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.82 in 2006 to $1.99 in 2007. Non-GAAP combined revenue growth for first nine months of 2007 compared to the first nine months of 2006 was negatively impacted by contract expirations during the second half of 2006. In particular, a large European financial institution customer contract expired during the third quarter of 2006 that had approximately $2.8 million in annual contract revenue.
     Cost of Revenue and Gross Margin. On a non-GAAP combined basis, cost of revenue of $27.2 million for the nine months ended September 30, 2006 resulted in a non-GAAP combined gross margin of 29.5%. For the nine months ended September 30, 2007, cost of revenue of $29.2 million resulted in a gross margin of 30.7%. Gross margins increased in first nine months of 2007 due to improved supplier costs, including favorable resolution of disputed invoices and billing credits from suppliers.
     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2007 of $16.9 million increased by $4.7 million over the non-GAAP combined selling, general and administrative expenses for the nine months ended September 30, 2006. The increase was due primarily to $2.2 million in costs associated with the restructuring activity completed during 2007 and costs of approximately $0.7 million associated with resolution of the share conversion process of the former Class B common stock. In addition, costs increased during the first nine months of 2007 through costs related to being a public company with substantial operations, including additional corporate employee costs and public audit and filing requirements. The increases in 2007 costs were also impacted by the increase in the average exchange rate for the US Dollar to the British Pound Sterling from $1.82 in 2006 to $1.99 in 2007. Excluding the employee termination costs and non-recurring items, selling, general and administrative costs as a percent of revenue were 31.6% for the first nine months of 2006 compared to 32.6% during the first nine months of 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended September 30, 2007, the Company had no material net interest income. The Company therefore believes that its results of operations were not materially affected by changes in interest rates during the three months ended September 30, 2007.
Exchange Rate Sensitivity
     The majority of the Company’s revenues (approximately 54% for the nine months ended September 30, 2007) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pound Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. Our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue and cost is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three and nine months ended September 30, 2007.
ITEM 4T. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of September 30, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Controls
     There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.
Limitations on the Effectiveness of Controls
     Management, including our CEO and CFO, does not expect that Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
     As of September 30, 2007, we were not subject to any material legal proceedings. From time to time, however, we or our operating companies may be involved in legal actions arising from normal business activities.

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
Risks Relating to Our Business and Operations
Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, including the operations of these subsidiaries after their acquisitions, we generated negative income and had negative cash flow from operations during the most recent nine month period. We may continue to generate losses in the future and be cash flow negative during future periods.
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
     For the year ended 2006, including results of the operating company subsidiaries following the Acquisitions, the Company incurred a net loss of $1,847,281 and generated $175,245 positive cash from operations. For the nine months ended September 30, 2007 the Company reported a net loss $5,996,346 and had negative cash from operations of $1,067,733. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
Our debt may hinder our growth and put us at a competitive disadvantage.
      As of September 30, 2007, we had approximately $9.9 million in debt scheduled to mature during 2008. As discussed in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Results of Operations — Liquidity and Capital Resources,” we have restructured this debt such that, as of November 12, 2007, we had $8.8 million in debt with a scheduled maturity date of December 31, 2010. This debt may have important consequences, including the following:
•	the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditures could be impaired or financing may not be available on acceptable terms;

•	a substantial portion of our cash flow may be used to make principal and interest payments on this debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

•	if we do not have enough cash flow in the future to make interest or principal payments on this debt, we may be required to refinance all or a portion of this debt or to raise additional capital, which refinancing or additional capital we cannot assure you will be available on acceptable terms, if at all;

and

•	substantial debt may make us more vulnerable to a downturn in business or the economy generally.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     Our integration, operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2007, we had approximately $2.1 million in cash and cash equivalents. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.
     A sizeable portion of our service revenues come from a limited number of clients. For the three months ended September 30, 2007, our four largest customers accounted for approximately 38% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

The ability to implement and maintain our databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to cost-effectively provide solutions to our customers.
     To be successful, we must increase and update information in our databases about network pricing, capacity and availability. In addition to continuing to update the databases that have been historically used by our Americas operating company in connection with its CMD™ system, we are in the process of extending the CMD™ system to our rest-of-world operations, to compile and analyze data regarding potential suppliers. Our ability to provide network availability and access cost-effectively depends upon the information we collect from our transport suppliers regarding their networks. These suppliers are not obligated to provide this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that these suppliers share with us is accurate. If we cannot continue to maintain and expand the existing databases, we may be unable to increase revenues or to facilitate the supply of services in a cost-effective manner.
     Furthermore, we are in the process of reviewing, integrating and augmenting our management information systems to facilitate management of client orders, client service, billing and financial applications. Our ability to manage our businesses could be materially adversely affected if we fail to successfully and promptly maintain and upgrade the existing management information systems.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
Risks Related to our Common Stock and the Securities Markets
We have only recently commenced operations as a public company. Fulfilling our obligations incident to being a public company will be expensive and time consuming, and we may not be able to comply with all of these obligations.
     Prior to the Acquisitions, we had no significant operating activities and therefore relied upon the services of an interim Chief Financial Officer for all finance and accounting functions. Similarly, prior to the Acquisitions, our Americas and EMEA operating companies operated as private companies, and therefore maintained relatively small finance and accounting staffs. We do not currently have an internal audit group. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we are starting to implement additional corporate governance practices and to adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot assure you that we will be able to comply with these obligations in a timely manner, or at all, in which case we could become subject to enforcement actions by the SEC or other regulatory bodies or other adverse consequences.
The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
     Based on public filings with the Securities and Exchange Commission made by Cannell Capital LLC, we believe that funds associated with Cannell Capital LLC own approximately 5,782,597 shares of our common stock and warrants to acquire 2,224,000 additional shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2007, without taking into account their unexercised warrants, we understand those funds to own approximately 48.5% of our common stock. In addition, as of September 30, 2007, our executive officers, directors and affiliated entities together beneficially owned warrants, which if exercised, would result in their beneficial ownership of approximately 36% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
Date: November 14, 2007	By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

By:	/s/ Kevin J. Welch
Kevin J. Welch
Chief Financial Officer and Treasurer