Form 10-K
period 2007-12-31
Global Telecom & Technology, Inc.
filed 2008-03-27
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (2,542,213 shares) based on the $2.28 closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2007, was approximately $5,796,246. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2008, there were outstanding 14,775,279 shares of the registrant’s common stock, par value $.0001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Parts II and III of this Form 10-K.

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

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this report could have a material adverse effect on us.

Unless the context otherwise requires, when we use the words “ the Company,” “GTT,” “we”, “us,” or “our Company” in this Form 10-K, we are referring to Global Telecom & Technology, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Global Telecom & Technology, Inc.

PART I

ITEM 1.	BUSINESS

Background

Global Telecom & Technology, Inc. was incorporated in Delaware on January 3, 2005 under the name Mercator Partners Acquisition Corp. to merge or acquire operating businesses. On October 15, 2006, the Company acquired the outstanding capital stock of Global Internetworking, Inc., or GII, pursuant to a stock purchase agreement dated May 23, 2006, as amended. On the same date, the Company also acquired the outstanding voting stock of European Telecommunications & Technology Limited, or ETT, pursuant to an offer made to its stockholders under the laws of England and Wales. We refer to the acquisitions of GII and ETT herein collectively as the “Acquisitions.” GII and ETT were both founded in 1998, and prior to the Acquisitions, each company’s primary business was the design, delivery, and management of data networks and value-added services. In 2007, the Company completed the consolidation and integration of GII and ETT into a single operating entity called Global Telecom & Technology, Inc. (“GTT”)

GTT is a multi-network operator, or MNO. We procure, package, and resell network capacity from existing telecommunications carriers to direct enterprise customers (including government agencies) and to channel partners (including telecommunications carriers, value-added resellers and systems integrators). By integrating the best network elements from multiple suppliers, we address our customers’ complex communications requirements more efficiently than any single facilities-based carrier can. This multi-carrier model enables GTT to offer highly customized, cost-efficient solutions for our customers, particularly those with complex or global telecommunications requirements.

As of December 31, 2007, GTT has purchase agreements with over 150 suppliers and access to more than 100,000 network points of presence worldwide. GTT leverages a deep and broad set of carriers, network facilities, and technologies. We have also developed a proprietary suite of network design software to analyze and identify the best available network options for our customers. These assets enable us to provide unique, customized solutions for each customer, which are independent from the traditional fixed network constraints of individual carriers. This positions GTT to maintain a scalable, capital-efficient business model aligned with our customers’ network connectivity, reliability, and cost-savings objectives.

Limitations of Traditional Network Solutions

No matter how extensive an individual carrier’s network footprint might be, no single provider owns a complete and comprehensive network to service all users. As new wide-area network and access technologies emerge (e.g., Ethernet, MPLS, wireless and satellite-based services), as multinational corporations expand their global presence, and as new international service providers evolve, traditional facilities-based carriers are often forced to choose the technology and the geography they will support. These “one size fits all” suppliers cannot provide complete end-to-end solutions to their clients. Rather, they are forced to interconnect their networks with and purchase services from other service providers. We believe that facilities-based telecommunications carriers’ desire to maximize their existing network facilities prevents them from fully co-operating with their competitor providers. These conditions can create problems for both direct enterprise and channel customers looking for high capacity network services and support. We believe that the problems associated with traditional network solutions may include:

•	significant time and expense related to managing network services purchased from multiple network service providers;

•	technical or administrative limitations in maintaining, monitoring and restoring service provided by multiple carriers;

•	lack of systems and processes to efficiently manage multiple network service providers;

As a result, customers are increasingly attracted to “one-stop-shop” providers who can reduce the complexity of network management by combining the network elements of multiple facilities-based carriers. Further, the growing demand for bundled solutions and value-added services has spurred the demand for companies like GTT.

Our Services

GTT provides a broad portfolio of wide-area data networking products and services, including:

•	Private Line: Point-to-point private lines and bundled private line hub solutions (which provide centralized connectivity and access aggregation). Both of these services are provided on an intra-country and international basis;

•	Carrier Ethernet: Ethernet Private Line (a point to point Ethernet-enabled private line solution), Transparent LAN Services (a high-capacity, inter-LAN connectivity solution), and Ethernet-based internet access;

•	Dedicated Internet Access: High speed connectivity to the Internet, in circuit speeds ranging from DS1/E1 to high capacity OC and STM level bandwidth;

•	VPN Services: Variety of virtual-private network services, including IP-VPN, MPLS, and Ethernet-based VPLS services;

•	GTT Wireless Services: Worldwide remote and mobile broadband access with comprehensive management control over connectivity, devices and costs; these services include mobility in the form of Wi-Fi and wireless internet connectivity; and

•	GTT Managed Services: Monitoring, maintenance and management of customers’ telecommunications circuits and network systems. This also may include co-location, equipment support or network security solutions.

Our Strategy and Value Proposition

We believe we can offer the following key benefits to our customers with our multi-network operator strategy:

Multi-carrier approach.  We have purchasing contracts in place with over 150 worldwide suppliers. We can integrate network elements from multiple carriers and provide customers customized network solutions. Since we are not beholden to any individual network, we help customers find cost-effective solutions to their telecommunications requirements. In addition, we have compiled a proprietary database of key contact, network location, and/or service capability information on more than 800 carriers, including information regarding how and where they interconnect with one another. Collectively, we believe that these agreements, relationships, and industry data — developed over a ten year period — represent a significant competitive asset.

Network design and engineering expertise.  We have developed significant in-house technical expertise to design and manage complex data networks worldwide. We have developed extensive and proprietary network design systems, which help us manage the networks of direct enterprise and channel customers throughout the world. We believe that this ability will be in particular demand as networks become more complex and more critical to the overall performance of businesses; moreover, as networking demands become more international in scope, we believe the global perspective we can offer through our global operations will be attractive to customers.

Intelligent Operating Platform.  Because our multi-carrier approach requires significant analysis of solution options across a variety of networks, we have developed several proprietary software programs, web-based interfaces, and specialized databases to design and manage customer solutions efficiently. We employ our own IT development team, which has developed two proprietary software tools that are integrated with one another:

•	Circuit Management Database, or CMDtm, is our internally developed order management system. It supports the full order life cycle, from initial quotation design and ordering, through installation, maintenance and fault management, and any required disconnection. It is also used as a central repository for details on carriers’ network presence, products, and pricing. CMDtm is the database of record for our global organization.

•	GTT Client Portalsm is our web-based, password-protected order life cycle management tool that provides new and existing customers real time access to details regarding their pending and existing GTT orders. GTT Client Portalsm provides real time quotes and allows customers to track subsequent orders through the provisioning, installation, and test and turn up process. GTT Client Portalsm provides customers an always-up-to-date-view of their potential, pending, and existing GTT circuits. We believe this one-stop-shop for order management is a particular benefit to our channel partners, who not only need real time response to sales opportunities, but who also require 24 x 7 access to their order information.

We believe that CMDtm and GTT Client Portalsm represent significant competitive assets. These tools automate, organize, and streamline the quote-through-install process as well as provide key order management insight to our customers.

Turn-key service.  By providing customers a single point of contact for design, installation, and management of high capacity network services throughout the world, GTT significantly simplifies our customers’ purchase of network services and support. Rather than becoming experts themselves, customers can leverage GTT’s existing relationships, contracts, and carrier expertise. We believe this capability is particularly attractive to multinational enterprises looking to expand to different parts of the world.

Cost efficiency.  Our multi-carrier pricing tools give us real-time access to a wide array of cost-effective network design options. Our pricing tool taps into the over 100,000 network access points available to us via our various carrier agreements. Where facilities-based carriers may prefer to utilize expensive “last mile” connections from their own networks, our multiple access options provide more cost-effective choices for our customers.

Network diversity.  Since our database combines the network assets of over 800 carriers, we can offer a diverse and cost-effective set of wide-area network solutions for our customers. We believe this capability can present a significant benefit for customers over facilities-based carriers that often promote only one physical route to connect two or more network locations.

Customer support.  We assign a project manager to each solution we provide. This project manager interfaces with all underlying vendors on behalf of the customer, and manages the service provisioning, installation, and maintenance process. In addition, our web-based client portal provides customers access to details regarding their pending and existing orders.

Network management.  We provide a single point of contact for 24-hour-a-day, 7-day-a-week network support for each customer network and all its underlying vendors. Unlike individual facilities-based carriers, our network management team will simultaneously trouble shoot all portions of the customer’s network — a resource-intensive effort which many customers choose to outsource.

Managed Network Services.  Just as we take a multi-vendor approach to designing telecommunications solutions, we adopt a similar approach when considering the hardware and software required to provide Managed Network Services to customers.

Our Customers

Our target customer base includes direct enterprise customers (including government agencies) and channel partners (including telecommunications carriers, value-added resellers, and systems integrators).

As of December 31, 2007, our customer base was comprised of over 300 businesses. These customers included Global 500 companies, some of which are in the global banking, manufacturing, communications, and media industries. For the year ended December 31, 2007, no single customer accounted for more than 11% of our total consolidated revenues. Our four largest customers accounted for approximately 33% of consolidated revenues during this period.

We provide services to over 70 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Service expansion is largely customer-driven. For example, we have designed, delivered, and subsequently managed services in all six populated continents around the globe.

For the year ended December 31, 2007, approximately 46% of our consolidated revenues were attributable to our operations based in the United States, 39% were attributable to operations based in the United Kingdom, 13% were attributable to operations based in Germany, and 2% were attributable to other countries. No other single country accounted for a material portion of our consolidated revenues during this period.

Our customer contracts for network services and support are generally for initial terms of one to three years, with some contracts lasting five years or more in duration. Following the initial terms, these agreements typically renew automatically for successive month-to-month or other (e.g., quarterly or annual) specified periods. Our prices are fixed for the duration of the contract, and we typically bill in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically require full recovery of any amounts due for the remainder of the term (or at a minimum, our liability to the underlying suppliers).

Our Suppliers

As of December 31, 2007 we had purchase agreements with over 150 national and international suppliers from whom we source bandwidth and other services to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts. For example, on many point to point private line connections we may contract with three different suppliers, such as an access supplier at each end of the connection and a third operator providing the long-haul connection between them.

Our supplier management teams interact with our suppliers to acquire updated pricing and network asset information and negotiate purchase agreements when appropriate. In some cases we have electronic interfaces into our suppliers’ pricing systems to provide our customers with real time pricing updates. These supplier management teams are constantly seeking out strategic partnerships with new carriers, negotiating favorable terms on existing contracts, and looking to expand each supplier’s product portfolio. These partnerships are codified in the form of long-term contracts, commonly referred to as Master Service Agreements. All of these efforts are aimed at providing more choice, flexibility, and cost savings for our customers. We are committed to using top-tier suppliers, and our supplier management teams continually monitor supplier performance.

Sales and Marketing

Because the market is highly competitive, we believe that personal relationships and quality of service delivery remain extremely important in winning new and repeat customer business. We therefore sell our services largely through a direct sales force located across the globe, with principal concentration in the United States, the United Kingdom, and Germany. Most sales representatives have an average of five to ten years of experience in selling to multinational corporations, enterprises, service providers, and carriers. We also employ several sales engineers to provide presales support to our sales representatives. The average sales cycle can take two to six weeks for existing customers and three to six months for larger new customers.

Our sales and marketing efforts are focused on generating new business opportunities through industry contacts, new product offerings, and long-term relationships with new and existing customers. Our sales activities are specifically focused around: recruiting seasoned industry experts with deep ties to the direct enterprise and channel markets, building relationships with our channel partners, and driving sales performance within existing accounts. Our marketing activities are designed to generate awareness and familiarity of GTT’s value proposition with our target accounts, to develop new products to meet the needs of our customer base, and to communicate our successes externally to our target accounts, reinforcing our value proposition among our customers’ key influencers and decision makers.

Operations

The GTT Operations function consists of three parts: global project management, global Network Operations Center (NOC), and Information and Communications Technology (ICT). Project management assures the successful implementation of a customer’s service once a sale has been executed. A project manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed. The NOC receives, prioritizes, tracks, and resolves any network outages or other customer needs, along with provisioning and testing of new services. ICT manages all internal data, voice, and IT requirements, and provides Tier 2 support to the NOC, project management and sales teams.

Competition

Our competition is principally traditional, facilities-based providers as well as competitors with similar business models.

Facilities-Based Providers.  These are companies who have made capital investments in physical networks to provide telecommunications services for their customers. We compete with both wholesale and retail business divisions of facilities-based carriers. In many cases, different business units within these carriers are also our customers and/or our suppliers. These competitors fall into the following categories:

•	Regional Telecommunications Providers: Companies that provide network connectivity principally within one continent or geographical region, such as Level 3, Qwest, KPN, XO Communications, and COLT; and

•	Global Telecommunications Providers: Carriers who provide network connectivity on a multi-continent, or global basis, such as Verizon Business, AT&T, British Telecom, NTT and Deutsche Telekom.

Competitors with Similar Business Models.  These companies resell, integrate and manage the capacity of other telecommunications network providers and may also provide value-added managed and professional services to enterprises, systems integrators, and government clients. Examples include Vanco PLC, iNetworks, Global Capacity, Fibernet, and American Telesis.

Government Regulation

In connection with certain of our service offerings, we may be subject to federal, state, and foreign regulations. United States federal laws and Federal Communications Commission, or FCC, regulations generally apply to interstate telecommunications and international telecommunications that originate or terminate in the United States, while state laws and regulations apply to telecommunications transmissions ultimately terminating within the same state as the point of origination. A foreign country’s laws and regulations apply to telecommunications that originate or terminate in, or in some instances traverse, that country. The regulation of the telecommunications industry is changing rapidly, and varies from state to state and from country to country.

Where certification or licensing is required, carriers are required to comply with certain ongoing responsibilities. For example, we may be required to submit periodic reports to various telecommunications regulatory authorities relating to the provision of services within the relevant jurisdiction. Another potential ongoing responsibility relates to payment of regulatory fees and the collection and remittance of surcharges and fees associated with the provision of telecommunications services. Some of our services are subject to these assessments, depending upon the jurisdiction, the type of service, and the type of customer.

Because we purchase telecommunications services from other carriers, our cost of doing business can be affected by changes in regulatory policies affecting these other carriers. For example, in January 2005, the FCC released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation, such as AT&T and Verizon. The FCC tentatively concluded that it should continue to permit certain levels of pricing flexibility for these incumbents where competitive market forces are sufficient to constrain special access prices, but it also sought further examination of whether the current triggers for pricing flexibility accurately assess competition and whether certain aspects of special access offerings (such as basing discounts on previous volumes of service or imposing use restrictions) are unreasonable. The matter is still pending before the FCC.

In another matter, the FCC failed to take action by a March 2006 deadline on a Verizon petition for forbearance from certain regulatory requirements with respect to broadband transmission facilities used to serve large business customers. The relevant federal appeals court upheld this decision, and thus Verizon has, by operation of law, been relieved of certain common carrier obligations on these facilities. The relief granted to Verizon has, to varying extents, been granted to other incumbents such as AT&T, ACS, and Embarq. It is unclear what impact, if any, these actions could have in terms of either the cost of certain access facilities or competition for certain business customers in the marketplace. Qwest has also filed a similar request for forbearance at the FCC seeking the same relief as that which apparently was granted to Verizon.

In December 2006, in connection with approval of the merger of AT&T and BellSouth, the FCC accepted a condition to the merger proposed by AT&T and BellSouth that would require the new company to reduce its rates on certain special access services for 48 months. The time period was subsequently reduced by the FCC to 39 months. This condition is unaffected by the broadband forbearance that AT&T has been granted.

Federal Regulation

Generally, the FCC has chosen not to heavily regulate the charges or practices of non-dominant carriers. For example, we are not required to tariff the interstate inter-exchange private line services we provide, but, instead, need only to post terms and conditions for such services on our website. In providing certain telecommunications services, however, we may remain subject to the regulatory requirements applicable to common carriers, such as providing services at just and reasonable rates, filing the requisite reports, and paying regulatory fees and contributing to universal service. The FCC also releases orders and takes other actions from time to time that modify the regulations applicable to services provided by carriers such as us; these orders and actions can result in additional (or reduced) reporting or payments requirements, or changes in the relative rights and obligations of carriers with respect to services they provide to each other or to other categories of customers. These changes in regulation can affect the services that we procure and/or provide and, in some instances, may affect demand for or the costs of providing our services.

State Regulation

The Telecommunications Act generally prohibits state and local governments from enforcing any law, rule, or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. Generally, each carrier must obtain and maintain certificates of authority from regulatory bodies in states in which it offers intrastate telecommunications services. In most states, a carrier must also file and obtain prior regulatory approval of tariffs containing the rates, terms and conditions of service for its regulated intrastate services. A state may also impose telecommunications regulatory fees, fees related to the support for universal service, and other costs and reporting obligations on providers of services in that state. We are currently authorized to provide intrastate services in more than 20 states and the District of Columbia as an interexchange carrier and/or a competitive local provider.

Foreign Regulation

Generally speaking, the provisioning to U.S. customers of international telecommunications services originating or terminating in the United States is governed by the FCC. In addition, the regulatory requirements to operate within a foreign country or to provide services to customers within that foreign country vary from jurisdiction to jurisdiction, although in some significant respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. As opportunities arise in particular nations, we may need to apply for and acquire various authorizations to operate and provide certain kinds of telecommunications services. Although some countries require complex applications procedures for authorizations and/or impose certain reporting and fee payment requirements, others simply require registration with or notification to the regulatory agency, and some simply operate through general authorization with no filing requirement at all.

Intellectual Property

We do not own any patent registrations, applications or licenses. We maintain and protect trade secrets, know-how, and other proprietary information regarding many of our business processes and related systems and databases. Our U.S. operating entity holds United States trademark registrations for its former Global Internetworking brand, its POP2POP mark, and for its GTT Client Portalsm.

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

Employees

As of December 31, 2007, we had a total of 78 employees. None of our employees are represented by labor unions. We believe that relations with our employees are good.

Executive Officers

Our executive officers and their respective ages and positions as of March 1, 2008 are as follows:

H. Brian Thompson, 68, has served as Chairman of our Board of Directors since January 2005 and as our Executive Chairman since October 2006. From January 2005 until October 2006, Mr. Thompson also served as our Chief Executive Officer. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc., focused on both start-up companies and consolidations taking place in the information/telecommunications business areas both domestically and internationally. From December 2002 to June 2007, he was Chairman of Comsat International (CI), one of the largest independent telecommunications operators serving all of Latin America. He previously served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson also served as Chairman and CEO of LCI International from 1991 until its sale to Qwest Communications International, Inc. in June 1998. He became Vice Chairman of the Board for Qwest until his resignation in December 1998. From 1981 to 1990, Mr. Thompson served as Executive Vice President of MCI Communications Corporation. He currently serves as a member of the board of directors of Axcelis Technologies, Inc., ICO Global Communications (Holdings) Limited, Penske Automotive Group, Inc. and Sonus Networks, Inc. Mr. Thompson served as the Co-Chairman for the Americas and is currently on the Executive Committee of the Global Information Infrastructure Commission, a multinational organization launched in Brussels in 1995 to chart the role of the private sector in the developing global information and telecommunications infrastructure. He serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson received his Master of Business Administration from Harvard’s Graduate School of Business and holds an undergraduate degree in Chemical Engineering from the University of Massachusetts.

Richard D. Calder, Jr., 44, has served as our Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006 Mr. Calder served as President & Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder helped to co-found Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Prior to co-founding Go Communications, Mr. Calder held a variety of marketing, business development, and engineering positions within

MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.

Kevin Welch, 43, has served as our Chief Financial Officer since January 2007. Prior to joining us, Mr. Welch served as Senior Vice President of Finance and Treasurer of Meristar Hospitality Corporation, a public real estate investment trust focusing on hotels and resorts in the United States, from December 2004 to May 2006. From August 2003 to October 2004, Mr. Welch served as Chief Financial Officer of Landmat International, a privately held wireless applications developer. From 1995 to 2003, Mr. Welch worked for Qwest Communications (including LCI International, Inc prior to its acquisition by Qwest in 1999). Before LCI International, Mr. Welch worked for MCI Telecommunications from 1989 to 1995. Mr. Welch holds a Master of Business Administration from Georgetown University and received his Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

Available Information

We make available, free of charge, on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.gt-t.net.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or telecommunications and/or technology companies in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could materially suffer.

Risks Relating to Our Business and Operations

Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, including the operations of these subsidiaries after their acquisitions, we generated negative income and had negative cash flow from operations during the most recent year. We may continue to generate losses in the future and be cash flow negative during future periods.

Prior to the Acquisitions, the Company’s predecessor entities, formerly GII and ETT, experienced net losses and operating losses for the past several fiscal years. GII used $914,349 and $272,350 in cash for operations in its fiscal years ended September 30, 2004 and 2005, respectively. In its fiscal year 2006, GII generated $476,374 in cash from operations. GII incurred net losses of $223,560, $444,964, and $350,981 for its fiscal years ended September 30, 2004, 2005, and 2006, respectively. For the period from October 1, 2006 through October 15, 2006, the date on which we completed the Acquisitions, GII achieved a net income of $35,002 and was a net user of $108,852 of cash for that period. ETT generated cash flow from operations of $1,234,754 and $242,071 during 2004 and 2005, respectively. ETT incurred net losses of $490,198 and $231,000 for the years ended December 31, 2004 and 2005, respectively. For the period from January 1, 2006 through October 15, 2006, ETT incurred a net loss of $1,268,146 and used $1,488,751 in cash to fund operations. For the period from January 1, 2006 through October 15, 2006, ETT incurred a net loss of $1,268,146 and used $1,488,751 in cash to fund its operations.

For the years ended 2007 and 2006, including results of the operating company subsidiaries following the Acquisitions, the Company incurred net losses of $4,251,792 and $1,847,281, respectively, and (used) or generated, respectively, ($1,563,823) and $175,245 cash from operations. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.

Our debt may hinder our growth and put us at a competitive disadvantage.

In November 2007, the Company issued new debt and restructured its existing debt so that as of December 31, 2007, we had $8.8 million in debt with a scheduled maturity date of December 31, 2010. This debt may have important consequences, including the following:

•	the ability to obtain additional financing for acquisitions, working capital, investments, and capital or other expenditures could be impaired, or financing may not be available on acceptable terms;

•	a portion of our cash flow may be used to make principal and interest payments on this debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

•	if we do not have enough cash flow in the future to make interest or principal payments on this debt, we may be required to refinance all or a portion of this debt, or to raise additional capital, which refinancing or additional capital might not be available on acceptable terms, if at all; and

•	substantial debt may make us more vulnerable to a downturn in business or the economy generally.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of December 31, 2007, we had approximately $3.3 million in cash and cash equivalents. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.

We are obligated to repay several debt instruments that mature during 2010. If we are unable to raise additional capital or to renegotiate the terms of that debt, we may be unable to make the required principal payments with respect to one or more of these debt instruments.

In the aggregate, we are obligated to pay approximately $4.8 million in principal, plus accrued interest, in December 2010 with respect to promissory notes we issued in November 2007 to certain holders of our promissory notes and certain other accredited investors. In addition, we are obligated to pay $4.0 million in principal, plus accrued interest, with respect to an additional set of promissory notes issued to the former GII shareholders that also mature in December 2010. We are also obligated to pay accrued interest on several earlier dates with respect to the latter set of promissory notes. If we are unable to raise additional capital or arrange other refinancing options, we may be unable to make the principal payments and/or payments of accrued interest when due with respect to one or more of these promissory notes.

Our failure to comply with covenants in our credit facility could result in our indebtedness being immediately due and payable and the loss of our assets.

In March 2008 we obtained a credit facility from Silicon Valley Bank. This credit facility is secured by a pledge of substantially all of our assets, as well as by a pledge of 67% of the capital stock of our U.K. subsidiary. If we fail to pay any of our indebtedness under this credit facility when due, or if we breach any of the other covenants in the instruments governing the credit facility, it may result in one or more events of default. An event of default under our credit facility could permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.

We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.

A sizeable portion of our service revenues come from a limited number of clients. For the year ended December 31, 2007, our four largest customers accounted for approximately 33% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

If our customers elect to terminate their agreements with us, our business, financial condition and results of operations may be adversely affected.

Our services are sold under agreements that generally have initial terms of between one and three years. Following the initial terms, these agreements generally automatically renew for successive month-to-month, quarterly, or annual periods, but can be terminated by the customer without cause with relatively little notice during a renewal period. In addition, certain government customers may have rights under federal law with respect to termination for convenience that can serve to minimize or eliminate altogether the liability payable by that customer in the event of early termination. Our customers may elect to terminate their agreements as a result of a number of factors, including their level of satisfaction with the services they are receiving, their ability to continue their operations due to budgetary or other concerns, and the availability and pricing of competing services. If customers elect to terminate their agreements with us, our business, financial condition, and results of operation may be adversely affected.

Competition in the industry in which we do business is intense and growing, and our failure to compete successfully could make it difficult for us to add and retain customers or increase or maintain revenues.

The markets in which we operate are rapidly evolving and highly competitive. We currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to their products and services, including global and regional telecommunications service providers such as AT&T, British Telecom, NTT, Level 3, Qwest and Verizon, among others.

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

Many of our potential competitors have certain advantages over us, including:

•	substantially greater financial, technical, marketing, and other resources, including brand or corporate name recognition;

•	substantially lower cost structures, including cost structures of facility-based providers who have significantly reduced debt and other obligations through bankruptcy or other restructuring proceedings;

•	larger client bases;

•	longer operating histories;

•	more established relationships in the industry; and

•	larger geographic presence.

Our competitors may be able to use these advantages to:

•	develop or adapt to new or emerging technologies and changes in client requirements more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	enter into strategic relationships to rapidly grow the reach of their networks and capacity;

•	devote greater resources to the marketing and sale of their services;

•	adopt more aggressive pricing and incentive policies, which could drive down margins; and

•	expand their offerings more quickly.

If we are unable to compete successfully against our current and future competitors, our revenues and gross margins could decline and we could lose market share, which could materially and adversely affect our business.

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

The majority of our business consists of integrating and reselling network capacity purchased from traditional telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. For example, in its first few years of existence, certain suppliers required one of our operating companies to agree to onerous terms such as the granting of a security lien with respect to that operating company’s accounts receivable, and certain other collateral and clauses providing for the opportunity to match other suppliers’ offers. The operating company renegotiated such terms with the applicable suppliers prior to consummation of the Acquisitions. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.

Industry consolidation may affect our ability to obtain services from suppliers on a timely or cost-efficient basis.

A principal method of connecting with our customers is through local transport and last mile circuits we purchase from incumbent carriers such as AT&T and Verizon, or competitive carriers such as Time Warner Telecom, XO, or Level 3. In recent years, AT&T, Verizon, and Level 3 have acquired competitors with significant local and/or long-haul network assets. Industry consolidation has occurred on a lesser scale as well through mergers and acquisitions involving regional or smaller national or international competitors. Generally speaking, we believe that a marketplace with multiple supplier options for transport access is important to the long-term availability of competitive pricing, service quality, and carrier responsiveness. It is unclear at this time what the long-term impact of such consolidation will be, or whether it will continue at the same pace as it has in recent years; we cannot guarantee that we will continue to be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us from such suppliers.

Failure to satisfy term or volume commitments agreed to with suppliers could affect operating margins.

We typically enter into contracts with suppliers that are matched with respect to term and volume with the sale of services to underlying customers. Nevertheless, we have entered into contracts with two suppliers under which it is subject to monthly minimum purchase commitments that are effective as of December 31, 2007, in exchange for improved pricing from the suppliers. We may also enter into additional contracts with similar commitments in the future. Since each contract’s inception through December 31, 2007, we have had sufficient customer demand to satisfy its minimum purchase commitments with each of those suppliers, but we cannot provide assurance that in the future our customer demand will meet or exceed such purchase levels with each vendor. If we are unable to resell any of the network availability we have committed to purchase, our operating margins could be adversely affected.

In addition, from time to time, we purchase capacity under multiple-year commitments from several vendors in order to secure more competitive pricing. These multiple-year purchase commitments are not, in all cases, matched with multiple-year supply agreements to customers. In these cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would be subject to an early termination liability, which could adversely impact our operating margin. As of December 31, 2007, the company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (by contractual right or otherwise) with respect to such terminations, was approximately $376,000.

The networks on which we depend may fail, which would interrupt the network availability they provide and make it difficult to retain and attract customers.

Our customers depend on our ability to provide network availability with minimal interruption. The ability to provide this service depends in part on the networks of third party transport suppliers. The networks of transport suppliers may be interrupted as a result of various events, many of which they cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, terrorism, sabotage, vandalism, or the financial distress or other event adversely affecting a supplier, such as bankruptcy or liquidation.

We may be subject to legal claims and be liable for losses suffered by customers due to our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenues and gross margins. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and in certain cases, customers may be entitled to seek to terminate their contracts with us in case of prolonged or severe service disruptions or other outages.

System disruptions could cause delays or interruptions of our services, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have attempted to design our network services to minimize the possibility of service disruptions or other outages, in addition to risks associated with third party provider networks, our services may be disrupted by problems on our own systems, including events beyond our control such as terrorism, computer viruses, or other infiltration by third parties that affect our central offices, corporate headquarters, network operations centers, or network equipment. Such events could disrupt our service, damage our facilities, and damage our reputation. In addition, customers may, under certain contracts, have the ability to terminate services in case of prolonged or severe service disruptions or other outages. Accordingly, service disruptions or other outages may cause us to, among other things, lose customers and could harm our results of operations.

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

The growth of our business will be dependent, in part, upon the increased use of carrier and enterprise connectivity services and our ability to capture a higher proportion of this market. Increased usage of enterprise connectivity services depends on numerous factors, including:

•	the willingness of enterprises to make additional information technology expenditures;

•	the availability of security products necessary to ensure data privacy over the public networks;

•	the quality, cost, and functionality of these services and competing services;

•	the increased adoption of wired and wireless broadband access methods;

•	the continued growth of broadband-intensive applications; and

•	the proliferation of electronic devices and related applications.

If the demand for carrier and enterprise connectivity services does not continue to grow, we may not be able to grow our business, achieve profitability, or meet public market expectations.

Our long sales and service deployment cycles require us to incur substantial sales costs that may not result in related revenues.

Our business is characterized by long sales cycles, which are often in the range of 60 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer, which investment may not result in any revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenues in a timely manner, our operating results will be negatively affected.

Because much of our business is international, our financial results may be affected by foreign exchange rate fluctuations.

For the year ended December 31, 2007, we generated approximately 54% of our revenue from business conducted outside the United States. As such, our financial results are subject to fluctuations in the exchange rates of the currencies of the countries in which we operate.

Because much of our business is international, we may be subject to local taxes, tariffs, or other restrictions in foreign countries, which may reduce our profitability.

Revenues from our foreign subsidiaries, or other locations where we provide or procure services internationally, may be subject to additional taxes in some foreign jurisdictions. Additionally, some foreign jurisdictions may subject us to additional withholding tax requirements or the imposition of tariffs, exchange controls, or other restrictions on foreign earnings. Any such taxes, tariffs, controls, and other restrictions imposed on our foreign operations may increase our costs of business in those jurisdictions, which in turn may reduce our profitability.

The ability to implement and maintain our databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to cost-effectively provide solutions to our customers.

To be successful, we must increase and update information in our databases about network pricing, capacity, and availability. Our ability to provide cost-effective network availability and access cost management depends upon the information we collect from our transport suppliers regarding their networks. These suppliers are not obligated to provide this information and could decide to stop providing it to us at any time. Moreover, we cannot be certain that the information that these suppliers share with us is accurate. If we cannot continue to maintain and expand the existing databases, we may be unable to increase revenues or to facilitate the supply of services in a cost-effective manner.

Furthermore, we are in the process of reviewing, integrating, and augmenting our management information systems to facilitate management of client orders, client service, billing, and financial applications. Our ability to manage our businesses could be materially adversely affected if we fail to successfully and promptly maintain and upgrade the existing management information systems.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

We own certain proprietary programs, software, and technology. However, we do not have any patented technology that would preclude competitors from replicating our business model; instead, we rely upon a combination of know-how, trade secret laws, contractual restrictions, and copyright, trademark and service mark laws to establish and protect our intellectual property. Our success will depend in part on our ability to maintain or obtain (as applicable) and enforce intellectual property rights for those assets, both in the United States and in other countries. Although our Americas operating company has registered some of its service marks in the United States, we have not otherwise applied for registration of any marks in any other jurisdiction. Instead, with the exception of the few registered service marks in the United States, we rely exclusively on common law trademark rights in the countries in which we operate.

We may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark, or copyright obtained by us will not be challenged, invalidated, or circumvented, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States or the member states of the European Union. Finally, although we intend to undertake reasonable measures to protect the proprietary assets of our combined operations, we cannot guarantee that we will be successful in all cases in protecting the trade secret status of certain significant intellectual property assets. If these assets should be misappropriated, if our intellectual property rights are otherwise infringed, or if a competitor should independently develop similar intellectual property, this could harm our ability to attract new clients, retain existing customers, and generate revenues.

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

Furthermore, to the extent that we are subject to litigation regarding the ownership of our intellectual property or the licensing and use of others’ intellectual property, this litigation could:

•	be time-consuming and expensive;

•	divert attention and resources away from our daily business;

•	impede or prevent delivery of our products and services; and

•	require us to pay significant royalties, licensing fees, and damages.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments, and restrictions on our ability to provide our services, any of which could harm our business.

We may incur operational and management inefficiencies if we acquire new businesses or technologies, and our results of operations could be impaired.

To further our strategy, we may seek to acquire additional businesses and technologies that we believe will complement the existing businesses. Any such acquisitions would likely involve some or all of the following risks:

•	difficulty of assimilating acquired operations and personnel and information systems;

•	potential disruption of our ongoing business;

•	increased indebtedness to finance the acquisitions;

•	possibility that we may not realize an acceptable return on our investment in these acquired companies or assets;

•	diversion of resources;

•	difficulty of maintaining uniform standards, controls, procedures, and policies;

•	risks of entering markets in which we have little or no experience; and

•	potential impairment of relationships with employees, suppliers, or clients.

We may need to complete transactions of this kind in order to remain competitive. We cannot be sure that we will be able to obtain any required financing or regulatory approvals for these transactions or that these transactions will occur.

Our efforts to develop new service offerings may not be successful, in which case our revenues may not grow as we anticipate or may decline.

The market for telecommunications services is characterized by rapid change, as new technologies are developed and introduced, often rendering established technologies obsolete. For our business to remain competitive, we must continually update our service offerings to make new technologies available to our customers and prospects. To do so, we may have to expend significant management and sales resources, which may increase our operating costs. The success of our potential new service offerings is uncertain and would depend on a number of factors, including the acceptance by end-user customers of the telecommunications technologies which would underlie these new service offerings, the compatibility of these technologies with existing customer information technology systems and processes, the compatibility of these technologies with our then-existing systems and processes, and our ability to find third-party vendors that would be willing to provide these new technologies to us for delivery to our users. If we are unsuccessful in developing and selling new service offerings, our revenues may not grow as we anticipate, or may decline.

If we do not continue to train, manage and retain employees, clients may significantly reduce purchases of services.

Our employees are responsible for providing clients with technical and operational support, and for identifying and developing opportunities to provide additional services to existing clients. In order to perform these activities, our employees must have expertise in areas such as telecommunications network technologies, network design, network implementation, and network management, including the ability to integrate services offered by multiple telecommunications carriers. They must also accept and incorporate training on our systems and databases developed to support our operations and business model. Employees with this level of expertise tend to be in high demand in the telecommunications industry, which may make it more difficult for us to attract and retain qualified employees. If we fail to train, manage, and retain our employees, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients’ and suppliers’ communications networks, which could limit our ability to provide future services.

The regulatory framework under which we operate could require substantial time and resources for compliance, which could make it difficult and costly for us to operate the businesses.

In providing certain interstate and international telecommunications services, we must comply, or cause our customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. In offering services on an intrastate basis, we may also be subject to state laws and to regulation by state public utility commissions. Our international services may also be subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union. The costs of compliance with these regulations, including legal, operational, and administrative expenses, may be substantial. In addition, delays in receiving or failure to obtain required regulatory approvals or the enactment of new or adverse legislation, regulations, or regulatory requirements may have a material adverse effect on our financial condition, results of operations, and cash flow.

If we fail to obtain required authorizations from the FCC or other applicable authorities, or if we are found to have failed to comply, or are alleged to have failed to comply, with the rules of the FCC or other authorities, our right to offer certain services could be challenged and/or fines or other penalties could be imposed on us. Any such challenges or fines could be substantial and could cause us to incur substantial legal and administrative expenses as well; these costs in the forms of fines, penalties, and legal and administrative expenses could have a material adverse impact on our business and operations. Furthermore, we are dependent in certain cases on the services other carriers provide, and therefore on other carriers’ abilities to retain their respective licenses in the regions of the world in which they operate. We are also dependent, in some circumstances, on our customers’ abilities to obtain and retain the necessary licenses. The failure of a customer or carrier to obtain or retain any necessary license could have an adverse effect on our ability to conduct operations.

Future changes in regulatory requirements or new interpretations of existing regulatory requirements may impair our ability to provide services, or may reduce our profitability.

Many of the laws and regulations that apply to providers of telecommunications services are subject to frequent changes and different interpretations and may vary between jurisdictions. Changes to existing legislation or regulations in particular markets may limit the opportunities that are available to enter into markets, may increase the legal, administrative, or operational costs of operating in those markets, or may constrain other activities, including our ability to complete subsequent acquisitions, or purchase services or products, in ways that we cannot anticipate. Because we purchase telecommunications services from other carriers, our costs and manner of doing business can also be adversely affected by changes in regulatory policies affecting these other carriers.

Required regulatory approvals may interfere with or delay potential future corporate transactions.

Because certain portions of our business are regulated, and require that we obtain licenses to conduct such business, we are or may be required to obtain the approval of the FCC and certain state and foreign regulators before completing certain types of transactions such as changes in ownership, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrence of certain debt obligations. The regulations and approval requirements imposed on these types of transactions differ between jurisdictions. If the approvals required to complete any future transactions cannot be obtained, or if substantial delays in obtaining such approvals are encountered, it may impair our ability to enter into and/or consummate other transactions on favorable terms (if at all). Such events could have a material adverse effect on our operating results.

We depend on key personnel to manage our businesses effectively in a rapidly changing market, and our ability to generate revenues will suffer if we are unable to retain key personnel and hire additional personnel.

The future success, strategic development, and execution of our business will depend upon the continued services of our executive officers and other key sales, marketing, and support personnel. We do not maintain “key person” life insurance policies with respect to any of our employees, nor are we certain if any such policies will be obtained or maintained in the future. We may need to hire additional personnel in the future, and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.

Risks Related to our Common Stock and the Securities Markets

We have only recently commenced operations as a public company. Fulfilling our obligations incident to being a public company will be expensive and time-consuming, and we may not be able to comply with all of these obligations.

Prior to the Acquisitions, we had no significant operating activities and therefore relied upon the services of an interim Chief Financial Officer for all finance and accounting functions. Similarly, prior to the Acquisitions, our Americas and EMEA operating companies operated as private companies, and therefore maintained relatively small finance and accounting staffs. We do not currently have an internal audit group. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we are in the process of implementing additional corporate governance practices to adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal, and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot assure that we will be able to comply with these obligations in a timely manner, or at all, in which case we could become subject to enforcement actions by the SEC or other regulatory bodies or other adverse consequences.

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be made by our Board of Directors and will depend upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

In connection with our initial public offering, we issued warrants to purchase 16,330,000 shares of common stock. Certain of our former and current officers and directors and/or certain of their affiliates also hold warrants to purchase 4,950,000 shares of common stock at $5.00 per share. We also issued an option to purchase 25,000 Series A units (each now representing two shares of common stock, five Class W warrants, and five Class Z warrants) and/or 230,000 Series B units (each now representing two shares of common stock, one Class W warrant, and one Class Z warrant) to the representative of the underwriters of our initial public offering which, if exercised, would result in the issuance of an additional 710,000 warrants. In connection with the purchase of GII, we have issued warrants to the former shareholders of that company to purchase an additional 2,900,000 shares of our common stock. The sale, or even the possibility of sale, of the shares underlying the warrants and the exercise of any purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, stockholders may experience dilution to their holdings.

If our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

In addition to the right of selling stockholders to have their shares of common stock registered, some of our existing stockholders are entitled to demand that we register the resale of their shares of our common stock and Class W and Class Z warrants and shares of common stock underlying their Class W and Class Z warrants at any time after we consummated the Acquisitions. If these stockholders were to exercise their registration rights with respect to all of these shares and warrants, there would be an additional 4,950,100 shares of common stock and 4,950,000 warrants eligible for trading in the public market.

The consideration issued to the former GII shareholders upon the closing of our Acquisition of GII included 1,300,000 shares of our common stock, 1,450,000 of our Class W Warrants, each of which entitles the holder to purchase one share of our common stock at $5.00 per share, and 1,450,000 of our Class Z Warrants, each of which entitles the holder to purchase one share of our common stock at $5.00 per share. These securities are currently not registered, and their resale is restricted. However, the recipients of those shares and warrants in connection with our purchase of GII have certain registration rights, including the right to demand registration beginning on January 15, 2007, and will be able to sell their shares in the public market if registration is effected. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

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

Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of December 31, 2007, funds associated with Cannell Capital LLC owned 1,612,016 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on March 10, 2008, without taking into account their unexercised warrants, these funds would beneficially own approximately 10.9% of our common stock. In addition, as of March 10, 2008, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 12.1% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange, including the NASDAQ National Market System. It is quoted on the less recognized Over-the-Counter Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

ITEM 2.	PROPERTIES

GTT is headquartered just outside Washington, DC, in McLean, Virginia. The Company leases facilities in McLean as well as in London, England; Düsseldorf, Germany; and Paris, France.

GTT’s corporate headquarters facility in McLean is subject to a ten-year lease expiring on December 31, 2014. The lease with respect to the London office expires on June 23, 2008, as the Company has exercised the tenant’s option to terminate the lease on that date. The Company is currently evaluating other facilities in London. GTT does not own any real estate.

GTT management believes that the Company’s properties, taken as a whole, are in good operating condition and are suitable for its business operations. As the Company expands its business into new markets, it may lease additional sales office facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings. From time to time, however, we or our operating companies may be involved in legal actions arising from normal business activities.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Following our initial public offering in April 2005, our Series A units, Series B units, shares of common stock, shares of Class B common stock, Class W warrants, and Class Z warrants were listed on the Over-the-Counter Bulletin Board under the symbols MPAQU, MPABU, MPAQ, MPAQB, MPAQW, and MPAQZ, respectively.

Following the consummation of the Acquisitions in October 2006, our Class B common stock ceased trading and was thereafter deregistered. Our Series A units and Series B units ceased trading independently of the underlying shares of common stock and warrants and were deregistered in January 2007. Each Series A unit consisted of two shares of common stock, five Class W warrants, and five Class Z warrants. Each Series B unit consisted of two shares of Class B common stock, one Class W warrant, and one Class Z warrant. Our common stock now trades on the Over-the-Counter Bulletin Board under the symbol GTLT, and our Class W warrants and Class Z warrants trade under the symbols GTLTW and GTLTZ, respectively.

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

The following table sets forth, for the calendar quarters indicated, the quarterly high and low bid information of our common stock, warrants, and units as reported on the Over-the-Counter Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants		Series A Units		Series B Units
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

2006
First Quarter	$3.30	$2.45	$5.28	$0.54	$0.54	$0.36	$0.66	$0.39	$13.10	$9.25	$11.60	$10.55
Second Quarter	$4.50	$2.50	$5.31	$0.57	$0.57	$0.30	$0.65	$0.33	$13.00	$8.40	$11.55	$10.75
Third Quarter	$2.90	$1.50	$5.24	$0.32	$0.32	$0.16	$0.35	$0.19	$8.65	$4.60	$10.76	$10.05
Fourth Quarter	$4.50	$0.66	$5.35	$0.62	$0.62	$0.06	$0.74	$0.10	$14.95	$1.68	$11.00	$6.50
2007
First Quarter	$3.48	$1.75			$0.52	$0.26	$0.46	$0.18
Second Quarter	$2.50	$1.69			$0.37	$0.27	$0.38	$0.21
Third Quarter	$2.35	$1.20			$0.35	$0.23	$0.24	$0.07
Fourth Quarter	$1.85	$1.02			$0.12	$0.04	$0.26	$0.11

As of March 18, 2008, there were approximately 34 holders of record of our common stock, 14 holders of record of our Class W warrants, and 14 holders of record of our Class Z warrants.

Dividends

We have not paid any dividends on our common stock to date, and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing in certain promissory notes that we have issued preclude us from paying dividends until those notes are paid in full.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended December 31, 2007:

				Total Number of Shares	Maximum Number of
			Average	Purchased as Part of	Shares that May Yet be
	Total Number of		Price per	Publically Announced	Purchased Under the
	Shares Purchased		Share	Plans or Programs	Plans or Programs

October 2007	—		—	—	—
November 2007	15,550	(1)	$1.42	—	—
December 2007	—		—	—	—

(1)	All of the shares were surrendered by the employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of common stock.

Equity Compensation Plan Information

The equity compensation plan information required under this Item is incorporated herein by reference to the information provided under the heading “Equity Compensation Plan Information” in the S-1 Statement filed on January 14, 2008, pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company

Overview

An overview of our Company’s history, services, strategy and customer and supplier relationships is included in Item 1, “Business” of this report.

Revenues, Lines of Business, and Principal Services

The Company’s focus is on the delivery of carrier-neutral, facilities-neutral and technology-neutral telecommunications and Internet service solutions. We do not own a network, but rather identify what we consider to be the best choices available (based upon factors such as technology, cost, and other operational considerations) from a variety of vendors in providing data networking solutions to customers.

GTT provides the following kinds of services:

•	Private Line: Point-to-private lines and bundled private line hub solutions (which provide centralized connectivity and access aggregation). Both of these services are provided on an intra-country and international basis;

•	Carrier Ethernet: Ethernet Private Line (a point-to-point Ethernet-enabled private line solution), Transparent LAN Services (a high-capacity, inter-LAN connectivity solution), and Ethernet-based internet access;

•	Dedicated Internet Access: High speed connectivity to the Internet, in circuit speeds ranging from DS1/E1 to high capacity OC and STM level bandwidth;

•	VPN Services: Variety of virtual-private network services, including IP-VPN, MPLS, and Ethernet-based VPLS services;

•	GTT Wireless Services: Worldwide remote and mobile broadband access with comprehensive management control over connectivity, devices and costs; these services include mobility in the form of Wi-Fi, Ethernet and wireless internet connectivity; and

•	GTT Managed Services: Monitoring, maintenance and management of customers’ telecommunications circuits and network systems. This also may include co-location, equipment support or network security solutions.

Please see “Critical Accounting Policies and Estimates — Revenue Recognition” for more information regarding our revenues.

Locations of Offices and Origins of Revenue

We are headquartered just outside Washington, DC, in McLean, Virginia, and we have offices in London, England; Paris, France; and Düsseldorf, Germany. For the period ended December 31, 2007, approximately 46% of our consolidated revenue was earned from operations based in the United States. Approximately 39% of our revenues were generated from operations based in the United Kingdom, 13% from operations in Germany, and 2% from the rest of the world.

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

•	Volume Purchase Commitments. Some of the service purchase contracts entered into call for certain levels of monthly payments to vendors whether or not we are currently utilizing the underlying capacity from those specific vendors, commonly referred to in the industry as “take-or-pay” commitments. As of December 31, 2007, the aggregate monthly obligations under all such take-or-pay commitments over the remaining terms of all of those contracts totaled approximately $240,000. All of the aggregate commitments existing as of December 31, 2007 expire by June 2008. If we were not able to satisfy such commitments via sales to underlying customers in a given month, our Americas operating company would be liable to the vendors for the shortfall in that month. In turn, a shortfall payment would have an adverse effect upon our gross margins, by increasing the cost of circuit access without the receipt of any corresponding revenue from customers against the shortfall. However, all monthly purchase commitments under take-or-pay contracts had been fully utilized through December 31, 2007, and we do not anticipate material shortfalls (if any) arising under these agreements in the foreseeable future.

•	Term Commitments. To the extent practicable, the Company matches the quantity, duration and other terms of individual purchases of communications services with sales to individual customers on a service-by-service basis. However, from time to time the Company has selectively purchased capacity under multiple-year commitments from some of its vendors in order to secure more competitive pricing. These multiple-year purchase commitments may not be, in all cases, matched with corresponding multiple-year commitments from customers. In such cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would either be subject to an early termination liability payable to the vendor or would be forced to continue to pay for the service without any corresponding customer revenue attributable to the circuit. Such early termination liability would have an adverse effect upon our gross margins, by either accelerating our Americas operating company’s liability with respect to the circuit or increasing the cost of circuit access, either without the receipt of any corresponding revenue from customers against the liability. As of December 31, 2007, the Company’s total potential early termination liability, if all such services terminated as of that date, and if it could not obtain a waiver of termination liability (pursuant to contractual right or otherwise) with respect to such terminations, was approximately $376,000.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2007, the Company had 78 employees, and employment costs comprised approximately 18% of total operating expenses for the year ended December 31, 2007.

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

Revenue Recognition

The Company provides data connectivity solutions, such as dedicated circuit access, access aggregation and hubbing and managed network services to its customers. Many of these services involve arrangements with multiple elements, such as recurring and installation charges, equipment charges, and usage charges. When a sale involves multiple elements, the entire fee from the arrangement is evaluated under EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consideration is allocated to respective elements based on their relative fair values and is recognized when revenue recognition criteria for each element are met. The units of accounting are based on the following criteria: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in the Company’s control.

The Company’s services are provided under contracts that typically provide for an installation charge along with payments of recurring charges on a monthly (or other periodic) basis for use of the services over a committed term. Our contracts with customers specify the terms and conditions for providing such services. These contracts call for the Company to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide us with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by the Company and its suppliers to deliver the services.

The Company recognizes revenue as follows:

•	Recurring Revenue. Recurring charges are generally billed pursuant to fixed price contracts, and are recognized ratably over the term of the contract from the date of installation. Where such charges are billed in advance, they are recorded as unearned revenue when billed. This unearned revenue is recognized monthly for as long as such service is provided and collectability is reasonably assured. Under the service contracts, service is first considered provided upon the issuance of a start of service notice. Recurring costs relating to supply contracts are recognized ratably over the term of the contract.

•	Non-recurring Fees. Non-recurring fees typically take the form of one-time, nonrefundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from our supplier imposed pursuant to our purchase agreement. Non-recurring fees related to provisioning in connection with the delivery of recurring communications services do not have value to the customer on a standalone basis, and the Company has concluded therefore that these revenues are not a separate unit of accounting. As a result, non-recurring fees are recognized ratably over the term of service starting upon commencement of the service contract term. Installation costs related to provisioning that are incurred from independent third party suppliers, that are directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence as cost of revenues of that service contract, are capitalized as deferred contract costs and expensed proportionally over the term of service in the same manner as the deferred revenue arising from that contract.

•	Other Revenue. From time to time, we recognize revenue in the form of fixed or determinable cancellation (pre-installation) or disconnection (post-installation) charges imposed pursuant to the service contract. These revenues are earned when a customer cancels or terminates a service agreement prior to the end of its committed term. These revenues are recognized when billed if collectability is reasonably assured. In addition, the Company occasionally sells equipment in connection with data networking and managed service applications. The Company recognizes revenue from the sale of equipment at the fixed contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectability is reasonably assured.

•	Usage. Usage fees are recognized as the usage occurs. Unbilled revenue at the end of a period is accrued.

Use of Estimates

The Company does not use estimates in determining amounts of revenue to be recognized. Each service contract has a fixed monthly cost and a fixed term, in addition to a fixed installation charge (if applicable). At the end of the initial term of most service contracts, the contracts roll forward on a month-to-month or other periodic basis and the Company continues to bill at the same fixed recurring rate. If any cancellation or disconnection charges become due from the customer as a result of early cancellation or termination of a service contract, those amounts are calculated pursuant to a formula specified in each contract.

Estimating Allowances and Accrued Liabilities

The Company employs the “allowance for bad debts” method to account for bad debts. The Company states its accounts receivable balances at amounts due from the customer net of an allowance for doubtful accounts. The Company determines this allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, and the customer’s current ability to pay.

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

Although the Company may dispute erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Therefore, as stated above, notwithstanding the objective nature of many of the billing errors at issue, the Company reserves an amount for potential supplier losses related to erroneous billings where the billed amount exceeds the applicable contractual rate. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. To the extent that the Company prevails with respect to a billing error, any amount in reserve that the Company is not required to pay to the supplier would represent a reduction to the Company’s cost of revenue during the period in which the resolution is reached. As of December 31, 2007, the Company had $550,000 in billing errors disputed with suppliers, for which we have accrued $140,000 in liabilities.

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

Goodwill represents the Company’s allocation of the purchase price to acquire GII and ETT in excess of the fair value of the assets acquired at the date of the Acquisitions. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, has been based upon management’s evaluation and certain third-party appraisals.

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

Under SFAS No. 142, the Company measures impairment of its indefinite lived intangible assets based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life. The Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2007 and concluded that no impairment existed under SFAS No. 142.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

Share-Based Compensation

On October 16, 2006, following the completion of the Acquisitions, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and consultants based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”), an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is in the process of determining the effect of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the effect of the adoption of SFAS No. 157 on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, The FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting For Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48. The Company recognizes interest, if any, related to unrecognized tax benefits in interest expense and penalties, if any, in selling, general and administrative expenses.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

Results of Operations of the Company

Fiscal Year Ended December 31, 2007 compared to Fiscal Year Ended December 31, 2006

Overview.  The results of operations of the Company for the year ended December 31, 2007 includes the consolidated performance of the Company’s subsidiaries, GII and ETT (“subsidiaries”), acquired on October 15, 2006 (the date of Acquisitions), for the entire twelve-month period. The results of operations for the year ended December 31, 2006 consist of the consolidated performance of the Company’s subsidiaries from the date of acquisition through December 31, 2006. The expenses prior to the date of acquisition, January 1 through October 15, 2006 and from the date of inception through December 31, 2005, consisted primarily of professional fees and travel costs associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company.

EITF 01-34, Accounting in a Business Combination for Deferred Revenue of an Acquiree, provides that an acquiring entity should recognize a liability related to the deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquiring entity and that the amount assigned to that liability should be based on its estimated fair value at the acquisition date. Accordingly, as discussed below, our revenues and cost of revenue as reported have been affected by the required treatment of deferred revenue and deferred cost on the financial statements of GII and ETT as of the date of the Acquisitions.

	2007	2006

Revenues	$57,617,651	$10,470,502
Cost of revenue	40,179,917	7,784,193
Gross margin	17,437,734	2,686,309
Operating expenses, depreciation and amortization	20,880,053	4,503,277
Employee termination cost and non-recurring items	3,154,950	—
Operating loss	(6,597,269)	(1,816,968)
Net loss	(4,251,792)	(1,847,281)

Revenues.  Revenues for the year ended December 31, 2007 were $57.6 million generated by services provided to existing customers and new sales during the period. Revenues during the year ended December 31, 2006 were approximately $10.5 million, including service revenues generated by customers during the period from October 16, 2006 through December 31, 2006. The Company was a special purpose acquisition company until its Acquisitions of GII and ETT on October 15, 2006, and thus there were no sales in 2006 prior to consummation of the Acquisitions. The 2006 reported revenues for the Company reflect the impact of the purchase accounting treatment of deferred revenue on the financial statements of GII and ETT as of October 15, 2006. The deferred revenue balances of GII and ETT as of October 15, 2006 included non-recurring revenue related to the provisioning in connection with the delivery of recurring communications services recognized ratably over the term of service and advanced billings for recurring communications services. The purchase accounting treatment of these balances lowered the Company’s 2006 revenues by approximately $0.8 million, and was not material for 2007.

Cost of Revenue and Gross Margin.  Cost of revenue and gross margin for the year ended December 31, 2007 were $40.2 million and $17.4 million, respectively. Cost of revenue consists of amounts incurred by our underlying network suppliers in the delivery of our services during 2007, less any service credits or billing adjustments. For the year ended December 31, 2006, cost of revenue was $7.8 million; all of these costs arose from operations after the Acquisitions. Because the Company had no sales prior to consummation of the Acquisitions, the Company had no corresponding cost of revenue during these periods. The fiscal year 2006 cost of revenue and gross margin for the Company reflect the impact of purchase accounting of deferred revenue and deferred cost on the financial statements of GII and ETT as of October 15, 2006. The deferred cost balances of GII and ETT as of October 15, 2006 included installation costs related to provisioning of service contracts. The purchase accounting treatment of these balances lowered 2006 cost of revenue by $0.1 million and, in combination with the deferred revenue impact listed above, lowered 2006 gross margin by $0.7 million. The impact was not material in 2007.

Operating Expenses, Depreciation and Amortization.  Operating expenses, depreciation, and amortization for the year ended December 31, 2007 were $20.9 million, which included $2.3 million of expense related to the amortization of intangible assets generated through the Acquisitions and $0.4 million of depreciation expense. The remaining $18.1 million related mostly to costs associated with the compensation of personnel, including $1.4 million in non-cash compensation, of which $0.9 million is included in employee termination cost and non-recurring items and $0.4 million is included in selling, general and administrative expense. Operating expenses, depreciation, and amortization for the year ended December 31, 2006 were $4.5 million, consisting primarily of compensation of personnel, $0.5 million expenses associated with the Company’s efforts to identify targets for potential acquisition during its operations as a special purpose acquisition company, and approximately $0.4 million of expense resulting from amortization of intangible assets related to the Acquisitions of GII and ETT.

Employee Termination Cost and Non-recurring Items.  Employee termination costs and other non-recurring expenses were $3.2 million and zero for the years ended December 31, 2007 and 2006, respectively. During 2007 the Company implemented various organizational restructuring plans to reduce its operating expenses, centralize management and decision making, and strengthen both its competitive and financial positions. The restructuring plans reduced non-sales general and administrative functions that were determined to be redundant or inconsistent with the Company’s growth strategy. Restructuring charges were recorded during the year ended December 31, 2007 of $2.2 million. Other non-recurring costs incurred during 2007 include $0.7 million associated with resolution of the share conversion process of the former Class B common stock and $0.2 million in expense related to an Acquisition adjustment.

Liquidity and Capital Resources

Long-Term Debt

During the year ended December 31, 2007, through a combination of payments, amendments and restructuring, the Company reduced its total debt obligations and extended maturities until December 31, 2010. These activities are illustrated then discussed in further detail below.

		Notes Payable to	Notes Payable to
		former GII	former ETT and	Notes Payable to
	Total Debt	Shareholders	GII Shareholders	Other Investors

Debt obligation as of December 31, 2006	$10,519,167	$4,000,000	$5,916,667	$602,500
Payment of Notes Payable	(602,500)			(602,500)
November 12, 2007 Debt Restructure:
Conversion to new Notes and shares of Company common stock	(5,916,667)		(5,916,667)
Issuance of Convertible Notes Payable due December 31, 2010 to former ETT and GII shareholders	2,870,713		2,870,713
Issuance of Convertible Notes Payable due December 31, 2010 to other investors	1,925,000			1,925,000

Debt obligation as of December 31, 2007	$8,795,713	$4,000,000	$2,870,713	$1,925,000

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

On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements to convert not less than 30% of the amounts due under the April 2008 Notes as of November 13, 2007 (including principal and accrued interest) into shares of the Company’s common stock, and to obtain 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”) for the remaining indebtedness then due under the April 2008 Notes. Pursuant to the conversion, a total of 2,570,144 shares of the Company’s common stock (with a quoted market price of $2.9 million) were issued for $3.5 million of principal and accrued interest due under the April 2008 Notes as of November 13, 2007. All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010.

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

As of December 31, 2007 the Company’s total debt obligation is $8.8 million, which is due December 31, 2010, and accordingly classified as long-term in the accompanying Consolidated Balance Sheet.

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

Through December 31, 2007, we had paid approximately $10.15 million to redeem 1,897,193 shares of stock and had canceled the converted shares. We do not expect to redeem any additional shares in connection with this conversion process.

Liquidity Assessment

Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to improve through cost reductions following the combination of the two companies and additional growth in revenue and gross margin. Net cash used by operations for the Company in 2007 was approximately $1.6 million.

As a multi-network operator (or MNO), the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for the foreseeable future. The Company’s current planned cash requirements for 2008 are based upon certain assumptions, including its ability to manage expenses and the growth of revenues from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, the Company may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

Summary Quarterly Financial Data

The table below presents quarterly statement of operations data of the Company for each of the last eight quarters through December 31, 2007. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements included elsewhere in this report and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the information.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007(1)

Revenues	$13,582,176	$13,814,852	$14,718,045	$15,502,578
Gross margin	4,052,377	4,307,677	4,576,323	4,501,357
Operating loss	(3,085,818)	(2,269,803)	(640,724)	(600,924)
Net income (loss)	(2,969,281)	(2,263,215)	(518,751)	1,499,455
Net income (loss) per share, basic and diluted	$(0.25)	$(0.19)	$(0.04)	$0.11

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006(2)

Revenues	$—	$—	$—	$10,470,502
Gross margin	—	—	—	2,686,309
Operating loss	(317,520)	(104,156)	(156,793)	(1,238,499)
Net income (loss)	(3,504,534)	4,602,244	2,800,391	(5,745,382)
Net income (loss) per share, basic and diluted	$(0.30)	$0.39	$0.24	$(0.48)

(1)	The Company’s net income for the three months ended December 31, 2007 includes $0.6 million gain on early extinguishment of notes payable and $1.6 million of the Company’s 2007 tax benefit recorded during this period.

(2)	The Company’s net loss for the three months ended December 31, 2006, includes a $4.9 million non-cash impact for the change in derivative value of outstanding warrants during the period. For further information, please refer to “NOTE 14 — CAPITAL STOCK” in the filed Form 10-K Annual Report for year ended December 31, 2006.

The Company’s future revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which the Company cannot control.

Supplemental Information

Year Ended December 31, 2007 Compared to the Non-GAAP Basis Combined Financial Information for the Year Ended December 31, 2006.

As a result of the Acquisitions of GII and ETT, which occurred on October 15, 2006, we are presenting the Company’s financial statements and the financial statements of GII and ETT as predecessors of the Company separately and presenting a separate Management’s Discussion and Analysis of Financial Condition and Results of Operations for both GII and ETT. See “— Results of Operations of Global Internetworking, Inc. as Predecessor” and “— Results of Operations of European Telecommunications & Technology Limited as Predecessor” filed in annual report Form 10K for the fiscal year ended December 31, 2006. Because the Company had no material business or operations prior to October 15, 2006, we are presenting below the Company’s results of operations, combined on an arithmetic basis, with those of GII and ETT for the relevant periods of each company for the year ended December 31, 2006. We refer to such combined financial information as being presented on a “non-GAAP combined” basis and when we refer to “2006” in this section, we are referring to the non-GAAP combined year ended 2006. Such non-GAAP combined financial information only constitutes the arithmetic sums described above with respect to those periods and does not give effect to purchase accounting, cost savings, interest expense or other pro forma adjustments resulting from the acquisitions of GII and ETT for periods prior to October 16, 2006. The Company’s historical financial information for the period from October 16, 2006 to December 31, 2006 gives effect to purchase accounting adjustments in accordance with SFAS No. 141.

We are presenting and analyzing below non-GAAP combined financial information with respect to the Company and its predecessors for informational purposes only because we believe that presenting such non-GAAP financial information will be useful to investors. Because of the method by which the non-GAAP combined financial information was compiled, our analysis compares results of different companies over different periods, and the non-GAAP combined financial information may not be indicative of the Company’s future results or of what the Company’s results would have been had the acquisitions of GII and ETT occurred as of the first day of the periods presented. Therefore, you should not consider the non-GAAP combined financial information in isolation or view it as a substitute for any financial information of the Company, GII or ETT that is prepared in accordance with GAAP. You should read the non-GAAP combined financial information and this analysis in conjunction with “— Results of Operations of Global Internetworking, Inc. as Predecessor” and “— Results of Operations of European Telecommunications & Technology Limited as Predecessor” and the consolidated financial statements filed in the annual report on Form 10-K for the period ended December 31, 2006.

	Historical	Historical	Historical
	Predecessor	Predecessor	Successor		Non-GAAP
	GII	ETT	Mercator/GTT	Acquisition	Combined
	January 1-	January 1-	Year Ended	Accounting	Year Ended
	October 15,	October 15,	December 31,	Adjustments	December 31,	GTT
	2006(1)	2006	2006	2006(2)	2006(3)	2007
	(unaudited)			(unaudited)	(unaudited)
Revenue
Telecommunications revenue sold	$14,636,595	$26,122,950	$10,470,502	$819,162	$52,049,209	$57,617,651
Operating Expenses
Cost of telecommunications services provided	10,256,797	18,583,780	7,784,193	131,061	36,755,831	40,179,917
Selling, general and administrative	4,229,496	8,625,233	3,981,423	—	16,836,152	18,143,550
Employee termination cost and non-recurring items	—	—	—	—	—	3,154,950
Depreciation and amortization	11,923	194,468	521,854	—	728,245	2,736,503
Operating income (loss)	$138,379	$(1,280,531)	$(1,816,968)	$688,101	$(2,271,019)	$(6,597,269)

(1)	Represents the arithmetic combination of (a) the results of operations of GII for its fiscal year ended September 30, 2006, plus (b) the results of operations of GII for its period from October 1, 2006 to October 15, 2006, minus (c) the results of operations of GII for its quarter ended December 31, 2005. GII’s results of operations for the period from January 1, 2006 to October 15, 2006 are being presented here solely for the purpose of computing our non-GAAP combined financial information for the year ended December 31, 2006 and are not indicative of what GII’s results of operations would be for that period. You should not consider GII’s results of operations for the period from January 1, 2006 to October 15, 2006 in isolation. Please read GII’s historical financial statements as well as “— Results of Operations of Global Internetworking, Inc. as Predecessor” filed in annual report Form 10K for the year ended December 31, 2006.

(2)	Represents deferred revenue and associated cost of revenue that existed as of October 15, 2006, and was received by GTT during the period from October 15, 2006 to December 31, 2006, but was recorded as a part of goodwill as a result of accounting for the Acquisitions.

(3)	Represents, on a non-GAAP combined basis, the sum of (a) the results of operations of ETT for the period from January 1, 2006 to October 15, 2006, plus (b) the results of operations of GII for the period from January 1, 2006 to October 15, 2006, (c) the impact of the purchase accounting treatment for deferred revenue and cost of revenue, plus (d) our stand-alone results of operations for the year ended December 31, 2006.

Revenue.  Revenue on an Adjusted non-GAAP combined basis grew 10.7% from the year ended 2006 to the year ended 2007. Adjusted non-GAAP combined revenue growth was due primarily to internal sales growth and revenues generated by new and existing customers and the benefit from an increase in the average exchange rate for the US Dollar to the British Pound Sterling of $1.84 in 2006 to $2.00 in 2007, and for the US Dollar to the Euro of $1.26 in 2006 to $1.37 in 2007. Revenue growth for 2007 compared to 2006 Adjusted non-GAAP combined revenue was negatively impacted by contract expirations during the second half of 2006. In particular, a large European financial institution customer contract expired during the third quarter of 2006 that had approximately $2.8 million in annual contract revenue.

Cost of Revenue and Gross Margin.  For the year ended December 31, 2007, cost of revenue of $40.2 million resulted in a gross margin of 30.3%. On a non-GAAP combined basis, cost of revenue of $36.8 million for the year ended December 31, 2006 resulted in a non-GAAP combined gross margin of 29.4%. Gross margins increased in 2007 due to improved supplier costs, including favorable resolution of disputed invoices and billing credits from suppliers.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2007 of $18.1 million increased by $1.3 million over the non-GAAP combined selling, general and administrative expenses for the year ended December 31, 2006. Costs increased during 2007 through costs related to being a public company with substantial operations, including additional non-cash employee compensation costs of $0.4 million as well as public audit and filing requirements. The increases in 2007 costs were also impacted by the increase in the average exchange rate for the US Dollar to the British Pound Sterling from $1.84 in 2006 to $2.00 in 2007, and for the US Dollar to the Euro from $1.26 in 2006 to $1.37 in 2007.

Employee termination, cost and non-recurring items.  Employee termination, severance and nonrecurring costs for the year ended December 31, 2007 include $2.2 million in costs associated with the restructuring activity completed during 2007, costs of approximately $0.7 million associated with resolution of the share conversion process of the former Class B common stock, and $0.2 million in expense related to an Acquisition adjustment.

Contractual Obligations and Commitments

As of December 31, 2007, the Company had total contractual obligations of approximately $46.5 million. Of these obligations, approximately $34.6 million, or 74%, are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Approximately $8.8 million, or 19%, of the total contractual obligations are associated with promissory notes issued by the Company which are due December 31, 2010.

Operating leases amount to $3.1 million, or 7% of total contractual obligations, which consist of building and car leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the year ended December 31, 2007, the Company had interest expense, net of income, of approximately $0.6 million. The Company believes that its results of operations are not materially affected by changes in interest rates. For the year ended December 31, 2007, the Company had no material net interest income.

Exchange Rate Sensitivity

The majority of the Company’s revenues (approximately 54% for the year ended December 31, 2007) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of December 31, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

During 2007, we implemented various organizational restructuring plans that were intended to strengthen our competitive and financial positions by reducing our operating expenses and centralizing our management and decision making. These restructuring initiatives reduced corporate level functions that were determined to be redundant or not consistent with our growth strategy. In addition, we indentified a single financial operating system for the company to enable us to standardize and streamline our financial recording and reporting processes and began consolidating our financial operating and reporting process from multiple systems onto a single system. As a result of these restructuring efforts, including the resulting organizational and systems changes, we were unable to complete our assessment of internal control over financial reporting as of December 31, 2007. We commenced the procedures to make this assessment during 2007, using the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, due to the status of our systems consolidation and organizational restructuring efforts, we were unable to undertake the testing procedures set forth in Internal Control — Integrated Framework. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results from operations and cash flows for the periods presented. However, we are unable to make a determination as to whether our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

Deadline for Submission of Stockholder Proposals

We have scheduled our 2008 annual meeting of stockholders to take place on June 5, 2008. Accordingly, if you are a stockholder of the Company and want to include a proposal in the proxy statement for the 2008 annual meeting, you need to provide it to us by no later than April 18, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement dated May 23, 2006, among the Registrant, Global Internetworking, Inc. and the shareholders of Global Internetworking, Inc.
3	.1(2)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.
3	.2(2)	Amended and Restated Bylaws dated October 15, 2006.
4	.1(3)	Specimen of Series A Unit Certificate of the Company.
4	.2(3)	Specimen of Series B Unit Certificate of the Company.
4	.3(7)	Specimen of Common Stock Certificate of the Company.
4	.4(7)	Specimen of Class W Warrant Certificate of the Company.
4	.5(8)	Specimen of Class Z Warrant Certificate of the Company.
4	.6(5)	Unit Purchase Option granted to HCFP/Brenner Securities LLC.
4	.7(5)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.1(3)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman.
10	.2(3)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and H. Brian Thompson.
10	.3(4)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Morgan E. O’Brien.
10	.4(4)	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Alex Mandl.
10	.5(5)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.6(2)	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10	.7(2)	Employment Agreement for Todd Vecchio, dated October 15, 2006.
10	.8(2)	Form of Lock-up letter agreement entered into by the Registrant and the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.9(6)	2006 Employee, Director and Consultant Stock Plan, as amended. On November 30, 2006, the Plan was amended to (i) change the termination date to May 21, 2016 and (ii) reflect the Company’s new corporate name.
10	.10(4)	Form of Registration Rights Agreement.
10	.11(2)	Form of Promissory Note issued to the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.12(7)	Note Amendment Agreement entered into by the Registrant and the former stockholders of Global Internetworking, Inc., dated November 13, 2007.
10	.13(8)	Form of Stock Option Agreement.
10	.14(8)	Form of Restricted Stock Agreement.
10	.15(9)	Employment Agreement for Kevin J. Welch, dated January 22, 2007.
10	.16(10)	Separation Agreement for D. Michael Keenan, dated February 23, 2007.
10	.17(11)	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10	.18(7)	Form of Exchange Agreement entered into by the Registrant and certain holders of promissory notes.
10	.19(7)	Form of 10% Convertible Unsecured Subordinated Promissory Note.

Exhibit
Number		Description of Document

10	.20(12)	Loan and Security Agreement entered into by the Registrant, its subsidiary Global Telecom & Technology Americas, Inc. and Silicon Valley Bank, dated March 17, 2008.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of J.H. Cohn LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed August 21, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed October 19, 2006, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 30, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed November 14, 2006 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 29, 2007, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed April 17, 2007, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed January 24, 2007, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed May 10, 2007, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 20, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: March 26, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Calder, Jr. and Kevin J. Welch, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 26, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard D. Calder, Jr. Richard D. Calder, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin J. Welch Kevin J. Welch	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ H. Brian Thompson H. Brian Thompson	Chairman of the Board and Executive Chairman

/s/ S. Joseph Bruno S. Joseph Bruno	Director

/s/ Didier Delepine Didier Delepine	Director

/s/ Rhodric C. Hackman Rhodric C. Hackman	Director

/s/ Howard Janzen Howard Janzen	Director

Signature	Title

/s/ D. Michael Keenan D. Michael Keenan	Director

/s/ Morgan E. O’Brien Morgan E. O’Brien	Director

/s/ Sudhakar Shenoy Sudhakar Shenoy	Director

/s/ Theodore B. Smith, III Theodore B. Smith, III	Director

INDEX TO FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-4
Consolidated Statement of Stockholders’ Equity for years ended December 31, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the year sended December 31, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
GTT — EMEA Limited and Subsidiaries (formerly European Telecommunications & Technology Limited)
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-28
Consolidated Statements of Operations for the period from January 1, 2006 to October 15, 2006	F-29
Consolidated Statements of Comprehensive Loss for the period from January 1, 2006 to October 15, 2006	F-30
Consolidated Statements of Changes in Shareholders’ Deficit for the period from January 1, 2006 to October 15, 2006	F-31
Consolidated Statements of Cash Flows for the period from January 1, 2006 to October 15, 2006	F-32
Notes to Consolidated Financial Statements	F-33
Global Internetworking, Inc.
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-41
Consolidated Statements of Operations for the period from October 1, 2006 to October 15, 2006 and for the year ended September 30, 2006	F-42
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from October 1, 2006 to October 15, 2006 and for the year ended September 30, 2006	F-43
Consolidated Statements of Cash Flows for the period from October 1, 2006 to October 15, 2006 and for the year ended September 30, 2006	F-44
Notes to Consolidated Financial Statements	F-45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Global Telecom & Technology, Inc.

We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. (formerly Mercator Partners Acquisition Corp.) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2007 and 2006, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its method of accounting for registration payment arrangements upon adoption of Financial Accounting Standards Board Staff Position on Emerging Issue Task Force No. 00-19-2, Accounting for Registration Payment Arrangements.

/s/  J.H. Cohn LLP

Jericho, New York
March 26, 2008

Global Telecom & Technology, Inc.

Consolidated Balance Sheets
.

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,333,329	$3,779,027
Designated cash	—	10,287,180
Accounts receivable, net	6,236,055	7,687,544
Income tax refund	—	417,110
Deferred contract costs	1,181,130	591,700
Prepaid expenses and other current assets	977,585	970,821

Total current assets	11,728,099	23,733,382
Property and equipment, net	841,460	890,263
Other assets	797,560	1,075,063
Intangible assets, net	8,801,024	11,117,721
Goodwill	60,920,162	61,458,599

Total assets	$83,088,305	$98,275,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,004,095	$13,892,664
Accrued expenses and other current liabilities	6,110,362	2,970,123
Notes payable	—	6,519,167
Common stock, subject to possible conversion to cash	—	11,311,658
Unearned and deferred revenue	3,204,785	2,930,639
Derivative liabilities	—	8,435,050

Total current liabilities	19,319,242	46,059,301
Long-term obligations, less current maturities	8,795,713	4,000,000
Long-term deferred revenue	312,219	190,778
Deferred tax liability, net	1,227,225	4,231,762

Total liabilities	29,654,399	54,481,841

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 14,479,678 and 11,011,932 shares issued and outstanding (in 2006 excluding 2,114,942 shares subject to possible to cash conversion)	1,448	1,101
Additional paid-in capital	56,771,044	44,049,553
Accumulated deficit	(3,579,412)	(478,220)
Accumulated other comprehensive income	240,826	220,753

Total stockholders’ equity	53,433,906	43,793,187

Total liabilities and stockholders’ equity	$83,088,305	$98,275,028

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenue:
Telecommunications services sold	$57,617,651	$10,470,502

Operating expenses:
Cost of telecommunications services provided	40,179,917	7,784,193
Selling, general and administrative expense	18,143,550	3,981,423
Employee termination cost and non-recurring items	3,154,950	—
Depreciation and amortization	2,736,503	521,854

Total operating expenses	64,214,920	12,287,470

Operating loss	(6,597,269)	(1,816,968)
Other income (expense):
Interest income (expense), net	(606,771)	2,108,716
Other income (expense), net	613,875	(17,591)
Loss on derivative financial instruments	—	(1,927,350)

Total other income	7,104	163,775

Loss before income taxes	(6,590,165)	(1,653,193)
Provision for (benefit from) income taxes	(2,338,373)	194,088

Net loss	$(4,251,792)	$(1,847,281)

Net loss per share — basic and diluted	$(0.35)	$(0.15)

Weighted average shares — basic and diluted	12,246,356	12,008,854

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statement of Stockholders’ Equity

							Accumulated
			Common Stock,		Additional	Retained	Other
	Common Stock		Class B		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Income	Total

Balance, December 31, 2005	1,150,100	115	8,465,058	847	37,087,542	1,369,061	5,567	38,463,132
Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(385,636)	—	—	(385,636)
Conversion of Class B common shares to common stock (excluding 2,114,942 shares subject to cash conversion)	8,465,058	847	(8,465,058)	(847)	—	—	—	—
Value of common shares and warrants issued in connection with acquisition	1,300,000	130	—	—	7,198,557	—	—	7,198,687
Share-based compensation for options issued to employees	—	—	—	—	7,680	—	—	7,680
Share-based compensation for restricted stock issued	96,774	9	—	—	66,397	—	—	66,406
Share-based compensation for restricted stock awarded	—	—	—	—	75,013	—	—	75,013
Comprehensive loss
Net loss	—	—	—	—	—	(1,847,281)	—	(1,847,281)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(5,567)	(5,567)
Change in accumulated foreign currency gain on translation	—	—	—	—	—	—	220,753	220,753

Comprehensive loss								(1,632,095)

Balance, December 31, 2006	11,011,932	$1,101	$—	$—	$44,049,553	$(478,220)	$220,753	$43,793,187

Conversion of Class B common shares to common stock (excluding 2,114,942 shares subject to cash conversion)	217,749	22	—	—	(22)	—	—	—
Redemption of former class B common shares	—	—	—	—	1,161,476	—	—	1,161,476
Reclassification of amounts previously allocated to derivative liabilities upon change in accounting	—	—	—	—	7,284,450	—	—	7,284,450
Adjustment to derivative liabilities, cumulative-effect change in accounting adjustment	—	—	—	—	—	1,150,600	—	1,150,600
Share-based compensation for options issued to employees	—	—	—	—	132,509	—	—	132,509
Share-based compensation for restricted stock issued	695,403	70	—	—	1,093,243	—	—	1,093,313
Share-based compensation for restricted stock awarded	—	—	—	—	142,200	—	—	142,200
Conversion of April 2008 Notes in conjunction with debt restructuring	2,570,144	257	—	—	2,929,706	—	—	2,929,963
Shares retired	(15,550)	(2)	—	—	(22,071)	—	—	(22,073)
Comprehensive loss
Net loss	—	—	—	—	—	(4,251,792)	—	(4,251,792)
Change in accumulated foreign currency gain on translation	—	—	—	—	—	—	20,073	20,073

Comprehensive loss								(4,231,719)

Balance, December 31, 2007	14,479,678	$1,448	—	$—	$56,771,044	$(3,579,412)	$240,826	$53,433,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Cash Flows From Operating Activities:
Net loss	$(4,251,792)	$(1,847,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,736,503	521,854
Change in value of derivative liabilities	—	1,927,350
Shared-based compensation to employees	1,368,022	149,099
Amortization of discount on U.S. Government securities held in trust	—	(1,926,831)
Deferred income taxes	(2,338,373)	—
Gain on early extinguishment of notes	(600,201)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,229,254	1,952,678
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	(376,577)	302,406
Other assets	(152,604)	187,887
Accounts payable	(2,071,208)	999,138
Accrued expenses and other current liabilities	1,618,529	688,278
Deferred revenue	274,624	(2,779,333)

Net cash provided by (used in) operating activities	(1,563,823)	175,245

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(44,370,105)
Decrease (increase) of designated cash	10,149,180	(10,149,180)
Redemption of certificates of deposit	137,999	—
Purchases of property and equipment	(358,697)	(50,564)
Purchases of U.S. Government Securities held in Trust Fund	—	(166,038,591)
Maturities of U.S. Government Securities held in Trust Fund	—	222,741,468

Net cash provided by investing activities	9,928,482	2,133,028

Cash Flows from Financing Activities:
Net use of designated cash for redemption of former Class B common stock	(10,149,180)	—
Proceeds from additional notes payable	1,925,000	—
Payments to eliminate note payable	(602,500)	—

Net cash used in financing activities	(8,826,680)	—

Effect of exchange rate changes on cash	16,323	87,550

Net increase (decrease) in cash and cash equivalents	(445,698)	2,395,823
Cash and cash equivalents at beginning of year	3,779,027	1,383,204

Cash and cash equivalents at end of year	$3,333,329	$3,779,027

Supplemental disclosure of cash flow information
Cash received from income tax refund	$335,019
Cash paid for interest expense	$40,494	$12,477
Cash paid for income taxes	$181,080	$—
Noncash investing and financing activities:
Deferred tax liability related to acquisitions of GII and ETT		$4,231,762
Stock and warrants issued in connection with Acquisition of GII		$7,198,687
Debt issued for Acquisition of ETT		$4,666,667
Debt issued for Acquisition of GII		$5,250,000
Other notes payable		$602,500
Debt restructure activities:
Extinguishment of April 2008 notes payable	$(5,916,667)
Conversion to common stock	$257
Conversion to common stock, additional paid-in capital	$2,929,706
Issuance of convertible notes payable due December 2010	$2,870,713

The accompanying notes are an integral part of these consolidated financial statements.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements

NOTE 1 —	ORGANIZATION AND BUSINESS, MANAGEMENT’S PLANS

Organization and Business

Global Telecom & Technology, Inc., (“GTT”) serves as the holding company for two operating subsidiaries, Global Telecom & Technology Americas, Inc. (“GTTA”) and GTT — EMEA Ltd. (“GTTE”) and their respective subsidiaries (collectively, hereinafter, the “Company”).

The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 300 domestic and multinational customers in over 70 countries.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $7.6 million at December 31, 2007.

Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to improve through cost reductions following the combination of the two companies and additional growth in revenue and gross margin. Net cash used by operations for the Company in 2007 was approximately $1.6 million.

As a multi-network operator (or MNO), the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities and office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for the foreseeable future. The Company’s current planned cash requirements for 2008 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue via sales to new and existing customers. The Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, the Company may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations and current cash on hand, the Company might need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities were to become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company, GTTA, GTTE, and GTTA’s and GTTE’s respective operating subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

GTTA’s subsidiaries:

GTT Global Telecom, LLC (US)

GTT Global Telecom Government Services, LLC (US)

Global Internetworking of Virginia, Inc. (US)

GTTE’s subsidiaries:

Global	Telecom & Technology SARL (France) (Formerly “European Telecommunications & Technology SARL)

European Telecommunications & Technology Inc. (US)

Global	Telecom & Technology Deutschland GmbH (Germmany) (Formerly “ETT European Telecommunications & Technology Deutschland GmbH”)

ETT (European Telecommunications & Technology) Private Limited (India)

European Telecommunications & Technology (S) Pte Limited (Singapore)

ETT Network Services Limited, (UK)

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include or will include allowances for doubtful accounts, impairment of goodwill and other long-lived assets, estimated reserves and other allowances, and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Change in Accounting Principle for Registration Payment Arrangements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

(“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with the Company’s 8,165,000 Class W warrants and 8,165,000 Class Z warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the Underwriters’ Purchase Options (the “UPO”) to purchase up to 25,000 Series A Units and/or up to 230,000 Series B Units (collectively, the “Registration Payment Arrangement”). As of January 1, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated. The amount originally allocated to the derivative liability of $7,284,450 was reclassified to additional paid-in-capital and the amount representing the cumulative revalulation of such derivative liability through the adoption of FSP EITF 00-19-2, $1,150,600, was recorded as a cumulative-effect change in accounting principle against opening retained earnings.

The following financial statement line items for the period ended were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed Under	As Computed Under
	EITF 00-19	FSP EITF 00-19-2	Effect of Change

Twelve months ended December 31, 2007
Loss from operations	$(6,597,269)	$(6,597,269)	$—
Gain on fair value of warrants	4,386,600	—	(4,386,600)
Net gain (loss)	134,808	(4,251,792)	(4,386,600)
Net gain (loss) per share:
Basic and diluted	$0.01	$(0.35)	$(0.36)

Consolidated Balance Sheet

	As Computed Under	As Computed Under
	EITF 00-19	FSP EITF 00-19-2	Effect of Change

As of December 31, 2007
Warrant liability	$4,048,450	$—	$(4,048,450)
Total liabilities	33,702,849	29,654,399	(4,048,450)
Additional paid-in capital	49,486,594	56,771,044	7,284,450
Total stockholders’ equity	$49,385,456	$53,433,906	$4,048,450

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Network Services and Support. The Company’s services are provided pursuant to contracts that typically provide for payments of recurring charges on a monthly basis for use of the over a committed term. Each service contract has a fixed monthly cost and a fixed term, in addition to a fixed installation charge (if applicable). At the end of the initial term of most service contracts the contracts roll forward on a month-to-month or other periodic basis and continue to bill at the same fixed recurring rate. If any cancellation or termination charges become due from the customer as a result of early cancellation or termination of a service contract, those amounts are calculated pursuant to a formula specified in each contract. Recurring costs relating to supply contracts are recognized ratably over the term of the contract.

Non-recurring fees, Deferred Revenue. Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenues earned for providing provisioning services in connection with the delivery of recurring communications services are recognized ratably over the term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue then recognized ratably over the term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed proportionally over the term of service in the same manner as the deferred revenue arising from that contract.

Other Revenue. From time to time, the Company recognizes revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. These revenues are earned when a customer cancels or terminates a service agreement prior to the end of its committed term. These revenues are recognized when billed if collectibility is reasonably assured. In addition, the Company from time to time sells equipment in connection with data networking applications. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectibility is reasonably assured.

Translation of Foreign Currencies

These consolidated financial statements have been reported in US Dollars by translating asset and liability amounts at the closing exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average exchange rate prevailing during the periods reported.

A summary of exchange rates used is as follows:

	US Dollars/
	British Pounds		US Dollars/
	Sterling		Euro
	2007	2006	2007	2006

Closing exchange rate at December 31,	1.99731	1.95913	1.47178	1.31914
Average exchange rate during the period	2.00181	1.84358	1.36917	1.25640

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2007 and 2006, the total allowance for doubtful accounts was $217,285 and $127,634, respectively.

Other Comprehensive Income

In addition to net income, comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company this consists of foreign currency translation adjustments and marked to market adjustments on available for sale securities.

Share-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees, directors and consultants based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

There were no share-based compensation awards granted prior to October 16, 2006. Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $1,368,022, which consisted of $132,509 of share-based compensation expense related to stock option grants and $1,235,513 in restricted stock awards, of which $923,867 is included in restructuring charges and $444,155 is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 8 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 is

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company accounts for non-employee stock-based compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company had issued two non-employee grants totaling 21,000 share options as of December 31, 2007, the expense for which is included in selling, general and administrative expense on the accompanying consolidated statement of operations.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Investments

Consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all debt securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying consolidated statements of operations.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its convertible notes payable at each reporting period based on the criteria of SFAS 133 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2007.

Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

The Company may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. The Company records taxes applicable under EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on a net basis.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the years ended December 31, 2007 and December 31, 2006 excludes potentially issuable common shares of 28,227,056 and 25,777,500, respectively, primarily related to the Company’s outstanding stock options, warrants and convertible notes, because of the losses reported for 2007 and 2006, and because the assumed issuance of such potential common shares is antidilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method. Depreciation on these assets is computed over the estimated useful lives of the assets ranging from three to

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

seven years. Leasehold improvements are amortized over the term of the lease, excluding optional extensions. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Telecommunication Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years
Internal Use Software	3 years

Goodwill

Under SFAS No. 141, Business Combinations, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, Goodwill and Intangible Assets, goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

Goodwill represents the Company’s allocation of the purchase price to acquire GTTA and GTTE in excess of the fair value of the assets acquired at the date of the acquisitions. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, was based upon management’s evaluation and certain third-party appraisals.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company and comparing with the carrying value, which includes goodwill. If the estimated fair value were less than the carrying value, a second step would be performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. Determination “implied fair value” of goodwill would require the Company to allocate the estimated fair value of the Company to its assets and liabilities. Any unallocated fair value would represent the “implied fair value” of goodwill, which would be compared to the corresponding carrying value.

Under SFAS No. 142, the Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2007 and concluded that no impairment existed under SFAS No. 142.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 including cash and cash equivalents, designated cash, accounts receivable, accounts payable, accrued expenses, and common stock subject to possible conversion to cash, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Investments and derivatives liabilities are stated at fair value. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

As of December 31, 2007, open disputes totaled approximately $550,000. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $150,000 in connection with these disputes, for which accruals are included on the accompanying consolidated balance sheet at December 31, 2007.

Segment Reporting

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combination (“SFAS No. 141(R)”),which replaces SFAS No. 141, and issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for consolidated financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is in the process of determining the effect of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the effect of the adoption of SFAS No. 157 on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, The FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting For Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48. The Company recognizes interest, if any, related to unrecognized tax benefits in interest expense and penalties, if any, in selling, general and administrative expenses.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 3 —	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of December 31, 2007 and 2006:

		December 31, 2007			December 31, 2006
	Amortization	Gross Asset	Accumulated	Net Book	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value	Cost	Amortization	Value

Customer contracts	5 years	$300,000	$72,658	$227,342	$300,000	$12,658	$287,342
Carrier contracts	1 year	151,000	151,000	—	151,000	31,854	119,146
Noncompete agreements	5 years	4,500,000	1,384,558	3,115,442	4,500,000	189,863	4,310,137
Software	7 years	6,600,000	1,141,760	5,458,240	6,600,000	198,904	6,401,096

		$11,551,000	$2,749,976	$8,801,024	$11,551,000	$433,279	$11,117,721

Amortization expense was $2,316,697 and $433,279 for the years ended December 31, 2007 and 2006, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2007 for each of the years in the five-year period ending December 31, 2012 and thereafter is as follows:

2008	$2,295,783
2009	2,109,757
2010	1,402,857
2011	1,305,816
2012	942,857
Thereafter	743,954

Total	$8,801,024

NOTE 4 —	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment as of December 31, 2007 and 2006:

	2007	2006

Furniture and fixtures	$123,172	$113,580
Computer hardware and telecommunications equipment	947,688	657,761
Computer software	77,532	6,048
Leasehold improvements	201,449	201,449

Property and equipment, gross	1,349,841	978,838
Less accumulated depreciation and amortization	(508,381)	(88,575)

Property and equipment, net	$841,460	$890,263

Depreciation expense associated with property and equipment was $419,806 and $88,575 for the years ended December 31, 2007 and 2006, respectively.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 5 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2007 and 2006:

	2007	2006

Accrued compensation and benefits	$824,625	$366,705
Accrued professional fees	147,726	122,790
Accrued interest payable	362,679	125,520
Accrued taxes	642,587	731,534
Accrued carrier costs	3,114,524	1,600,122
Accrued employee termination cost and non-recurring items	867,930	—
Accrued other	150,291	23,452

	$6,110,362	$2,970,123

NOTE 6 —	INCOME TAXES

The components of the provisions for (benefit from) income taxes for the years ended December 31, 2007 and December 31, 2006 are as follows:

	2007	2006

Current:
Federal	$214,215	$132,517
State	26,737	61,571
Foreign	—	—

Subtotal	240,952	194,088

Deferred:
Federal	(2,055,953)	—
State	(112,917)	—
Foreign	(263,770)	—

Subtotal	(2,432,640)	—

Change in Valuation Allowance	(146,685)	—

Provision for (benefit from) income taxes	$(2,338,373)	$194,088

The provision for (benefit from) income taxes differs from the amount computed by applying the U.S. federal statutory income tax rates for federal, state and local to income before income taxes for the reasons set forth below for the years ended December 31, 2007 and December 31, 2006:

	2007	2006

US federal statutory income tax rate	35.00%	35.00%
Permanent items	(1.15)%	(44.90)%
State	3.96%	(2.46)%
Foreign	0.70%
Change in valuation allowance	2.23%
Other items	(5.20)%	0.62%

Effective Tax Rate	35.54%	(11.74)%

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The valuation allowance for deferred tax assets decreased approximately $670,000 for year ended December 31, 2007. Approximately $540,000 of the valuation allowance reduction related to realization of deferred tax assets that had been assigned full valuation allowances through purchase accounting in 2006. Accordingly, the related reduction in valuation allowance was recorded as an adjustment to goodwill. Other net valuation allowance adjustments of $130,000 relate to 2007 activity and were recognized through the 2007 benefit from income taxes.

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $25.8 million for tax purposes, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2027. Approximately $2.3 million of the Company’s U.S. NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2006, the Company experienced such ownership change.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Tax effect of operating loss carryforwards	$7,836,950	$7,253,991
Allowance for Doubtful Accounts	90,925	19,598
Fixed Assets	415,838	322,228
Stock Compensation	553,333	—
Accrued Bonuses	182,833	—
Miscellaneous items	134,389	115,007

Total deferred tax assets before valuation allowance	9,214,268	7,710,824
Less: Valuation Allowance	(7,039,898)	(7,710,824)

Total deferred tax assets	2,174,370	—

Deferred tax liabilities:
Identified intangibles	(3,292,206)	(4,231,762)
Tax Accounting Method Changes and other miscellaneous items	(109,389)	—

Total deferred tax liabilities	(3,401,595)	(4,231,762)

Net deferred tax liability	$(1,227,225)	$(4,231,762)

SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company believes that it is more likely than not that all of the deferred tax asset will be realized against future taxable income but does not have objective evidence to support this future assumption. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported accumulated net losses to date, the Company has provided a full valuation allowance against its deferred tax assets, except to the extent that those assets are expected to be realized through continuing amortization of the Company’s deferred tax liability for intangible assets.

NOTE 7 —	EMPLOYEE TERMINATION COSTS AND NON-RECURRING ITEMS

During 2007, the Company implemented various organizational restructuring plans to reduce its operating expenses, centralize management and decision making, and strengthen both its competitive and financial positions.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The restructuring plans reduced nonsales general and administrative functions that were determined to be redundant or not consistent with the Company’s growth strategy.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows:

	Balance at
	Beginning of	Charges Net of		Non-Cash	Balance at
	Year	Reversals	Cash Uses	Uses	December 31, 2007

Severance	$—	$2,137,706	$430,256	$923,867	$783,583
Other	—	88,779	4,432	—	84,347

Total restructuring	$—	$2,226,485	$434,688	$923,867	$867,930

Other components of the Company’s $3.2 million of employee termination cost and other non-recurring expenses include $0.2 million in expense related to an Acquisition adjustment and $0.7 million in costs related to the completion of the share conversion process, as further described in Note 11.

NOTE 8 —	SHARE-BASED COMPENSATION, EMPLOYEE BENEFITS

Stock-Based Compensation Plan

The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 3,000,000 shares.

The Plan permits the granting of stock options and restricted stock to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The options generally vest over four years with 25% of the option shares becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years. The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

Stock Options

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The Company uses the simplified method under Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2007	2006

Volatility	80.0% - 80.7%	80.5%
Risk free rate	3.6% - 4.7%	4.7%
Term	6.0 - 6.25	6.25
Dividend yield	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the years ended December 31, 2007 and 2006 the Company recognized compensation expense of $132,509 and $7,680, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2007, 445,500 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2007:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Life (Years)	Value

Balance at December 31, 2006	407,500	$3.10	$2.26	9.97	$154,850
Granted	445,500	$2.36	$1.32
Exercised	—
Forfeited	(335,500)	$2.98

Balance at December 31, 2007	517,500	$2.55	$1.55	9.38	$—

Exercisable	53,125	$3.10	$1.92	9.20	$—

Aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of December 31, 2007. No stock options were “in-the-money” as of December 31, 2007; thus there is no intrinsic value of outstanding or exercisable stock options as of December 31, 2007. The range of exercise prices for stock options outstanding as of December 31, 2007 was between $1.30 and $3.30.

As of December 31, 2007, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Expense

Year ending December, 2008	$204,694
Year ending December, 2009	200,150
Year ending December, 2010	197,636
Year ending December, 2011	58,432

$660,912

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the years ended December 31, 2007 and 2006, the Company recognized compensation expense related to restricted stock of $1,235,513 and $141,419, respectively. Of the $1,235,513 of compensation expense related to restricted stock for the year ended December 31, 2007, $923,867 is included in employee termination cost and non-recurring items and $311,646 is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes restricted stock activity during the years ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value

Nonvested Balance at January 1,	552,582	$3.47	—	—
Granted	252,500	$2.12	576,774	$3.46
Forfeited	(37,097)	$3.39	—	—
Vested	(347,665)	$3.51	(24,192)	$3.10

Nonvested Balance at December 31,	420,320	$2.64	552,582	$3.47

As of December 31, 2007, the unvested portion of share-based compensation expense attributable to restricted stock amounts to $1,026,967, which is expected to vest and be recognized during a weighted-average period of 2.95 years.

Defined Contribution Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all US based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2007 Company matched 35% of employees’ contributions to the plan. The Company’s 401(k) expense was $54,394 in 2007 and $20,090 in 2006.

NOTE 9 —	DEBT

During the year ended December 31, 2007, through a combination of payments, amendments and restructuring, the Company reduced its total debt obligations and extended maturities until December 31, 2010. These activities are illustrated then discussed in further detail below.

		Notes Payable to	Notes Payable to
		former GII	former ETT and	Notes Payable to
	Total Debt	Shareholders	GII Shareholders	Other Investors

Debt obligation as of December 31, 2006	$10,519,167	$4,000,000	$5,916,667	$602,500
Payment of Notes Payable	(602,500)			(602,500)
November 12, 2007 Debt Restructure:
Conversion to new Notes and shares of Company common stock	(5,916,667)		(5,916,667)
Issuance of Convertible Notes Payable due December 31, 2010 to former ETT and GII shareholders	2,870,713		2,870,713
Issuance of Convertible Notes Payable due December 31, 2010 to other investors	1,925,000			1,925,000

Debt obligation as of December 31, 2007	$8,795,713	$4,000,000	$2,870,713	$1,925,000

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements to convert not less than 30% of the amounts due under the April 2008 Notes as of November 13, 2007 (including principal and accrued interest) into shares of the Company’s common stock, and to obtain 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”) for the remaining indebtedness then due under the April 2008 Notes. Pursuant to the conversion, a total of 2,570,144 shares of the Company’s common stock (with a quoted market price of $2,929,963) were issued for $3,528,987 of principal and accrued interest due under the April 2008 Notes as of November 13, 2007. All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010.

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

As of December 31, 2007 the Company’s total debt obligation is $8,795, 713, which is due December 31, 2010, and accordingly classified as long term in the accompanying consolidated balance sheet.

Interest expense for 2007 and 2006 was $0.8 million and $0.1 million, respectively.

NOTE 10 —	CONCENTRATIONS

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

For the year ended December 31, 2007, one customer accounted for 11% of our total consolidated revenues, and 0% of our total consolidated accounts receivable as this customer’s account was fully paid as of year-end. Our four largest customers accounted for approximately 33% of revenues during this period, and no other customers exceeded 10% of revenues.

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

Commitment — Leases

GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $100,000 supported by hypothecation of a CD held by the underlying bank in the same amount.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Office Space and Operating Leases

The Company has entered into certain non-cancelable operating lease agreements related to office space and vehicles. Total rent expense under operating leases was $1.2 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2007:

	Office Space	Other

2008	$980,194	$55,712
2009	421,907	28,257
2010	330,688	8,958
2011	311,218	—
2012	318,998	—
Thereafter	670,294	—

	$3,033,299	$92,927

Commitments-Supply agreements

As of December 31, 2007, the Company had supplier agreement purchase obligations of $34.6 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2007, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $240,000.

Service-by-Service Commitments — Early Termination Liability

The Company, to the extent practicable, matches the quantity, duration and other terms of individual purchases of communications capacity with agreements to supply communications to individual customers on a service-by-service basis. In the ordinary course of business, the Company enters into contracts with suppliers to provide telecommunication services typically for a period between 12 and 36 months. These supplier contracts are entered into when the Company has entered into sales contracts with customers. The key terms and conditions of the supplier and customer contracts are substantially the same. The Company recognizes profit on communications sales to the extent its revenue from providing service exceeds its cost to purchase the underlying capacity. In the year ended September 30, 2004, GTTA began purchasing capacity under five-year commitments from certain vendors in order to secure more competitive pricing. These five-year purchase commitments are not, in all cases, matched with five-year supply agreements to customers. In such cases, if a customer disconnects its service before the five-year term ordered from the vendor expires, and if GTTA were unable to find another customer for the capacity, GTTA may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTTA were to order replacement service with the vendor of equal or greater revenue to the service cancelled. As of December 31, 2007, the total potential early termination liability exposure to the Company was $376,000.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the Acquisitions, the Company determined that Class B stockholders owning less than 20% of the outstanding Class B common stock both voted against the Acquisitions and properly exercised their Conversion Rights for a pro-rata distribution from the Trust Fund based on the value of the Trust Fund as of October 13, 2006. The actual per-share conversion price issuable to Class B stockholders who voted against the Acquisitions and elected conversion was equal to the amount in the Trust Fund (inclusive of any interest thereon) immediately prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.35 per share based on the value of the Trust Fund as of October 13, 2006. Accordingly, the Company was required to convert such Class B stockholders’ shares (which were converted into shares of common stock upon consummation of the Acquisitions) into cash following verification that such stockholders properly exercised their Conversion Rights. During 2007 the Company determined that 1,897,193 shares of former Class B common stock qualified for conversion and made payment of approximately $10.15 million with respect to the conversion of those shares. As a result of this conversion process, these shares have been canceled. The Company also incurred approximately $0.7 million in costs associated with resolution of the share conversion process, including payments made to holders of shares who initially sought conversion of those shares but ultimately agreed to withdraw their conversion claims in consideration for such payments. The Company completed the conversion process in June 2007 and does not expect to redeem any additional shares in connection with this conversion process.

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

NOTE 12 —	ACQUISITIONS

On October 15, 2006, the Company acquired all of the outstanding capital stock of GII pursuant to a stock purchase agreement dated May 23, 2006, as amended (the “Stock Purchase Agreement”). Following the closing of the Acquisition, the Company paid the GII stockholders $12.75 million in cash, $5.25 million in promissory notes, 1,300,000 shares of the Company’s common stock, 1,450,000 of the Company’s Class W warrants and 1,450,000 of the Company’s Class Z warrants (of which 966,666 Class W warrants and 966,666 Class Z Warrants were placed in escrow at the closing and will be released subject to certain conditions). The $5.25 million of promissory notes issued to the GII stockholders consisted of (i) $4,000,000 of subordinated promissory notes, bearing interest at 6%

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

per annum which were due on the earlier to occur of December 29, 2008 (with certain accrued interest payments due prior thereto) or upon a change in control, the exercise of not less than 50% of the issued and outstanding warrants as of the date of the note, or the issuance by the Company of debt or equity securities resulting in a financing of $20,000,000 or more; and (ii) $1,250,000 of promissory notes bearing interest at 6% per annum and due on June 30, 2007. These notes issued to former GII stockholders were amended or converted to common stock and December 2010 Notes as of November 13, 2007 (see Note 9).

The Acquisition of GII was accounted for as a business combination with the Company as the acquirer of GII. Under the purchase method of accounting, the assets and liabilities of GII acquired were recorded as of the acquisition date at their respective fair values, and added to those of the Company. The cash consideration issued in the Acquisition of GII was funded from net proceeds from the Offering plus accrued interest which were released from the Trust Fund upon Class B stockholder approval and consummation of the Acquisitions.

The purchase price for the Acquisition of GII was determined based on the cash consideration given, the value of debt securities issued, the value of the Company’s common stock and warrants issued and direct acquisition costs incurred. The purchase price of GII of $25.22 million consists of $12.75 million of cash, $5.25 million of promissory notes, $6.73 million estimated fair value (or approximately $5.18 per common share) of the 1,300,000 shares of common stock, $0.0001 par value, issued to the former shareholders of GII, and $0.47 million estimated fair value (or approximately $0.47 per Class W warrant and approximately $0.49 per Class Z warrant) of the 483,334 Class W warrants and 483,334 Class Z warrants issued to the former shareholders of GII which were not placed in escrow. The 966,666 of the Class W warrants and 966,666 of the Class Z warrants issued to the GII shareholders and held in escrow will be released from escrow to the GII shareholders when a majority of the 10,640,000 of the Company’s Class W warrants or of the 10,640,000 of the Company’s Class Z warrants that were issued and outstanding as of May 23, 2006, the date of the GII Stock Purchase Agreement, have been exercised, redeemed or otherwise converted into cash or equity securities, or earlier in the event that certain executive officers, are dismissed from employment by the Company other than for “cause,” as defined in the employment agreements such officers entered into with the Company in connection with the Acquisitions, or if there is a merger, asset sale or similar transaction that results in a change of control of the Company. The value of the warrants placed in escrow will be included in the purchase price of GII upon resolution of the contingency.

On October 15, 2006, the Company also acquired all of the outstanding voting stock of ETT pursuant to an offer made to its stockholders under the laws of England and Wales (the “Offer”). Following the consummation of the Offer, the Company paid the ETT stockholders $32.3 million in cash and $4.7 million in promissory notes. The promissory notes issued to the ETT stockholders bore interest at 6% per annum and were due on June 30, 2007. The Company restructured its debt as of November 13, 2007 and converted these notes to common stock and December 2010 Notes (see Note 9).

The Acquisition of ETT, like the Acquisition of GII, was accounted for as a business combination with the Company as the acquirer of ETT. Under the purchase method of accounting, the assets and liabilities of ETT acquired were recorded as of the acquisition date at their respective fair values, and added to those of the Company. The cash consideration issued in the Acquisition was funded from net proceeds from the Offering plus accrued interest which were released from the Trust Fund upon Class B stockholder approval and consummation of the Acquisitions.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Summarized below are the pro forma unaudited, non-GAAP results of operations for the year ended December 31, 2006 as if the results of GTTA and GTTE were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the Acquisitions had been completed at the beginning of the period presented or which may be obtained in the future and do not include acquisition accounting adjustments associated with deferred revenue and related costs (amounts in thousands expect per share information):

2006

Revenues	$51,230
Net loss	(4,811)
Basic and diluted loss per share	$(0.37)
Weighted average common shares outstanding	13,035

NOTE 13 —	SUBSEQUENT EVENTS

On March 17, 2008 the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility the company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility is dependent upon certain financial measurements. The credit facility has a 364-day term and does not contain financial or other restrictive covenants.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
GTT — EMEA Limited

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in shareholders’ deficit and cash flows of GTT — EMEA Limited and Subsidiaries (formerly European Telecommunications & Technology Limited) for the period from January 1, 2006 to October 15, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Consolidated Statement of Operations

For the Period from January 1, 2006 to October 15, 2006

January 1, 2006 to
October 15, 2006
$

Revenue	26,122,950
Cost of revenue	18,583,780

Gross profit	7,539,170

Operating expenses:
Selling expenses	3,979,261
General and administrative	4,840,440

Total operating expenses	8,819,701

Operating loss	(1,280,531)

Other income (expense):
Interest income	98,515
Interest expense	(86,130)

Total other income (expense)	12,385

Loss before income taxes	(1,268,146)
Income taxes	—

Net loss	(1,268,146)

Net loss per share:
Basic and diluted	(0.01)

Weighted average shares:
Basic and diluted	174,512,485

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statement of Comprehensive Loss

For the Period from January 1, 2006 to October 15, 2006

January 1, 2006 to
October 15, 2006
$

Net loss	(1,268,146)
Foreign currency loss on translation	(635,811)

Total comprehensive loss	(1,903,957)

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statements of Changes in Shareholders’ Deficit

For the Period from January 1, 2006 to October 15, 2006

											Accumulated
					Preferred Ordinary				Additional		Other
	Ordinary Shares		A Ordinary Shares		Shares		Deferred Shares		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Income	Deficit	Total

Balance, December 31, 2005	64,445,538	10,170	37,700,006	5,967	72,366,941	10,597	—	—	19,293,471	(622,000)	2,653,843	(24,739,313)	(3,387,265)
Net loss, October 15. 2006	—	—	—	—	—	—	—	—	—	—	—	(1,268,146)	(1,268,146)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(635,811)	—	(635,811)
Conversion to Deferred Ordinary Stock	(49,365,866)	(7,790)	(28,980,103)	(4,587)	—	—	78,345,969	12,377	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	375,754	—	—	—	375,754
Sale of treasury shares	—	—	—	—	—	—	—	—	82,053	622,000	—	—	704,053

Balance, October 15, 2006	15,079,672	2,380	8,719,903	1,380	72,366,941	10,597	78,345,969	12,377	19,751,278	—	2,018,032	(26,007,459)	(4,211,415)

The accompanying notes are an integral part of these consolidated financial statements.

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Consolidated Statement of Cash Flows

For the Period from January 1, 2006 to October 15, 2006

January 1, 2006 to
October 15, 2006
$

Cash Flows From Operating Activities:
Net loss	(1,268,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194,468
Share-based compensation expense	375,754
Changes in operating assets and liabilities:
Accounts receivable	(2,795,355)
Deferred contract costs, prepaid expenses and other assets	833,811
Accounts payable	488,498
Accrued expenses and other current liabilities	(518,076)
Deferred revenue	1,200,295

Net cash used in operating activities	(1,488,751)

Cash Flows From Investing Activities:
Property and equipment purchases	(166,119)

Net cash used in investing activities	(166,119)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(529,877)
Net cash used in financing activities	(529,877)

Effect of exchange rate changes on cash	239,155

Net decrease in cash and cash equivalents	(1,945,592)
Cash and cash equivalents at beginning of period	4,087,053

Cash and cash equivalents at end of period	2,141,461

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	86,130

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

On October 15, 2006, the Company’s outstanding voting stock was acquired by Mercator Partners Acquisition Corp., a company registered in the United States. For further detail on the acquisition, refer to Note 11 (“Subsequent Events”).

Note 2.	Summary of Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of GTT — EMEA Limited and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The Company held 100% of the ordinary share capital in the following subsidiary undertakings at October 15, 2006:

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

These financial statements have been reported in US Dollars by translating asset and liability amounts at the closing exchange rate, the equity amounts at historical rates, and the results of operations and cash flows at the average exchange rate in effect during the periods reported. Certain per share information is disclosed in the UK Pound as well as the US Dollar.

A summary of exchange rates used is as follows:

October 15,
2006

Closing exchange rate	1.85650
Average exchange rate during the period	1.82112

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

Information related to the activity of the allowance for doubtful accounts is as follows:

October 15,
2006
$

Beginning balance	67,519
Foreign currency exchange	5,324

Ending balance	72,843

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

Net loss per share

Basic net loss per share is computed using the weighted daily average number of shares of common shares outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of share options and warrants, if dilutive. For the period ended October 15, 2006 no share options were excluded from the diluted calculation because their effect was anti-dilutive. Warrants for the purchase of shares were excluded from the dilutive calculation because they are contingently convertible (see Note 4).

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

Note 3.	Property and Equipment

Depreciation expense was as follows:

January 1, 2006 to
October 15, 2006
$

Selling expenses	58,340
General and administrative	136,128

194,468

Note 4.	Shareholders’ Equity

During the period ended October 15, 2006 no new shares were issued. The Company’s Preferred Ordinary Shares are non-cumulative and rank pari passu with the other shares in voting rights. On a return of assets on liquidation, or other reduction of capital, the holders of the Preferred Ordinary Shares will be entitled, after payment of the Company’s liabilities, in priority to other shareholders, to receive an amount equivalent to their original investment, with the balance being distributed pro rata amongst all shareholders, including the holders of Preferred Ordinary Shares.

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

Note 5.	Share Options

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

In June 2006, the Directors advised option holders of the plans regarding the possible acquisition of the Company by Mercator Partners Acquisition Corp. (“MPAC”). Immediately prior to the completion of the acquisition on October 15, 2006, all outstanding options were settled for cash payment of approximately $0.7 million. Accordingly, there were no options that had vested or were exercisable at October 15, 2006. No share option was exercisable later than 10 years from its date of grant. Due to the cancellation and re-granting of the share options the share option plans are accounted for as variable plans. On October 15, 2006, the share options became exercisable when the Company agreed to a disposal of the entity as defined in the plan agreement. The shares became exercisable and the Company recognized a charge of $375,754.

Note 6.	Taxation

There are no current income taxes payable, domestic or foreign for the period ended October 15, 2006 due to the losses incurred. The Company’s provision for income taxes differs from the expected tax benefit amount as a result of the valuation allowance recorded against all net deferred tax assets.

The following reconciles income taxes based on the domestic statutory tax rate to the Company’s income tax expense:

January 1, 2006 to
October 15, 2006
$

Statutory rate	(380,444)
Non-deductible differences	55,985
Foreign and other tax affects	(92,840)
Change in valuation allowance	417,299

—

GTT — EMEA Limited and Subsidiaries
(formerly European Telecommunications & Technology Limited)

Notes to consolidated financial statements — (Continued)

Note 7.	Defined contribution plans

The Company made contributions to defined contribution plans of $194,312 for the period ended October 15, 2006 which was charged to the accompanying consolidated statement of operations at the time of payment.

Note 8.	Segment reporting

The Company has determined it operates under one reportable segment as the chief financial decision maker reviews operating results and makes decisions on a consolidated basis. A summary of the Company’s operations by geographic area follows:

January 1, 2006 to
October 15, 2006
$

Revenue
UK	17,205,816
Germany	5,603,184
Other	3,313,950

26,122,950

Sales are attributed to countries or region based on the location of the customer.

Note 9.	Commitments and contingencies

Leases

The Company has entered into certain non-cancellable operating lease agreements related to office, equipment and vehicles. The lease terms vary from 1 to 5 years and the land and building lease has a 5 year provision for renewal. Total rent expense under operating leases was $663,560 for the period ended October 15, 2006. Estimated annual commitments under non-cancellable operating leases are as follows at October 15, 2006:

	Land and
	Buildings	Other
	$	$

2007	707,783	68,440
2008	594,453	42,328
2009	448,653	19,347
2010	366,470	—
2011	362,776	—
Thereafter	257,454	—

	2,737,589	130,115

Supply agreements

In the ordinary course of business, the Company enters into contracts with suppliers to provide telecommunication services typically for a period between 12 and 36 months. These supplier contracts are entered into when the Company has entered into sales contracts with customers. The key terms and conditions of the supplier and customer contracts are substantially the same. As at October 15, 2006, the Company has commitments of $16,658,306 in respect of such agreements and the Company has in excess of this value as contractual commitments from its customers over matching periods.

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

Note 10.	Concentrations

Significant concentrations are as follows:

January 1, 2006 to
October 15, 2006

Revenue
Customer A	26.14%
Customer B	15.98%
Customer C	15.33%
Customer D	10.93%
Costs of revenue
Vendor A	13.62%
Vendor B	*

*	Amount less than 10%.

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

Note 11.	Subsequent Events

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Global Internetworking, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows of Global Internetworking, Inc. and Subsidiaries for the year ended September 30, 2006, and for the period from October 1, 2006 to October 15, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Internetworking, Inc. and Subsidiaries for the year ended September 30, 2006, and the period from October 1, 2006 to October 15, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. Cohn LLP

Jericho, New York
April 16, 2007

Global Internetworking, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Period From October 1, 2006 to October 15, 2006
and For the Year Ended September 30, 2006

	For the Period from	Year Ended
	October 1 - 15, 2006	September 30, 2006

Revenues:
Telecommunications services sold	$825,082	$17,960,062
Operating expenses:
Cost of telecommunications services provided	545,648	12,821,008
Selling, general and administrative expenses	209,050	5,463,521
Depreciation and amortization	4,751	47,464

Operating income (loss)	65,633	(371,931)

Other income:
Interest income, net of expense	1,113	36,542
Other income, net of expense	(31,744)	28,419

Total other income (expense)	(30,631)	64,961

Income (loss) before provision (benefit) for income taxes	35,002	(306,970)
Provision (benefit) for income taxes	—	44,011

Net (loss) income	$35,002	$(350,981)

Earnings (loss) per share calculation:
Net (loss) income per share
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

Weighted average shares outstanding
Basic	2,500,000	2,500,000

Diluted	2,500,000	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Period From October 1, 2006 to October 15, 2006 and Year Ended
September 30, 2006

							Retained
	Common Stock		Common Stock		Additional	Stock	Earnings
	Class A		Class B		Paid-In	Subscription	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Total

Balance, September 30, 2005	2,500,000	$25,000	1,000,000	$—	$279,461	$—	$(22,337)	$282,124
Net loss	—	—	—	—	—	—	(350,981)	(350,981)

Balance, September 30, 2006	2,500,000	25,000	1,000,000	—	279,461	—	(373,318)	(68,857)
Net income	—	—	—	—	—	—	35,002	35,002

Balance, October 15, 2006	2,500,000	$25,000	1,000,000	$—	$279,461	$—	$(338,316)	$(33,855)

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries.

Consolidated Statements of Cash Flows
For the Period From October 1, 2006 to October 15, 2006
and For the Year Ended September 30, 2006

	For the Period From	Year Ended
	October 1 - 15, 2006	September 30, 2006

Cash flows from operating activities:
Net income (loss)	$35,002	$(350,981)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,751	47,464
Changes in operating assets and liabilities:
Accounts receivable, net	(1,109,689)	341,482
Income tax refunds receivable	—	44,011
Deferred contract cost	—	(9,032)
Prepaid expenses and other current assets	234,358	(190,203)
Deferred contract costs and other assets	—	(1,063)
Accounts payable	392,046	388,614
Unearned and deferred revenue	755,500	278,964
Regulatory and sales taxes payable	58,111	(33,752)
Long-term deferrals	580	97,209
Other accrued expenses	(479,510)	(136,339)

Net cash (used in) provided by operating activities	(108,851)	476,374

Cash flows from investing activities:
Purchases of property and equipment	(5,132)	(84,605)
(Purchases) redemptions of certificates of deposit	(114,904)	83,159

Net cash used in provided by investing activities	(120,036)	(1,446)

Net increase (decrease) in cash and cash equivalents	(228,887)	474,928
Cash and cash equivalents, beginning of period	616,828	141,900

Cash and cash equivalents, end of period	$387,941	$616,828

The accompanying notes are an integral part of these consolidated financial statements.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 —	Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

On October 15, 2006, the Company was acquired in a stock purchase transaction. See Note 9 below for further discussion with respect to this acquisition.

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

•	Recurring Revenue: Recurring charges for data connectivity are generally billed pursuant to fixed price contracts one month in advance and are recorded as unearned revenue when billed. This unearned revenue is recognized monthly for as long as such service is provided and collectibility is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104. Pursuant to the service contracts, service is first considered provided upon the issuance of a start of service notice.

•	Non-recurring Fees. Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from GII’s supplier imposed pursuant to GII’s purchase agreement. Starting with the fiscal year ended September 30, 2004, non-recurring revenues related to provisioning in connection with the delivery of recurring communications services are recognized ratably over the term of service starting upon

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Accounts Receivable

Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts. For the year ending September 30, 2006, the Company reported $55,599 as allowance for doubtful accounts. These estimates are based upon management’s assessment of the Company’s ability to collect its outstanding accounts receivable. The Company, pursuant to its standard service contracts, is entitled to impose a finance charge of 1.5% per month with respect to all amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment time set forth in the applicable service contract. At such time as an invoice becomes past due the Company applies the finance charge as stated in the applicable service contract.

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

Information related to the activity of the allowance for doubtful accounts is as follows:

2006

Allowance for Uncollectible Accounts-Beginning	$(23,034)
Provision for bad debt	(77,990)
Specific charges against allowance	45,425

Allowance for Uncollectible Accounts-Ending	$(55,599)

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

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Total depreciation and amortization expense was $4,751 and $47,464 for the period from October 1, 2006 to October 15, 2006, and the year ended September 30, 2006, respectively.

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

As of September 30, 2006 open disputes totaled $344,949. As of September 30, 2006, based upon its experience with each vendor and similar disputes in the past, and based upon its individual review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for $75,740 in connection with these disputes, for which accruals were recorded.

The summary below reflects the reserve account balances and activity in the accounts for the fiscal year 2006:

	Beginning	Charges	Reserves for	Ending	Unresolved Vendor
	Reserve	Against	New Vendor	Reserve	Billing Errors at
Fiscal Year	Balance	Reserve	Billing Errors	Balance	End of Period

2006	$138,367	(144,677)	82,050	$75,740	$344,949

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

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

At September 30, 2006, the Company has a stock-based employee compensation plan, which is more fully described in Note 6. The Company accounts for stock-based employee compensation arrangements in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock at the grant date and the exercise price of the option. No compensation expense has been reflected for options issued to employees or directors as these options were granted at exercise prices no less than the fair market value of the Company’s stock at the date of the grant. As permitted, the Company elected not to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In accordance with the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the fair value method of SFAS No. 123 had been applied to all outstanding and unvested awards in the period.

Fiscal Year Ended
September 30, 2006

Net loss as reported	$(350,981)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37,944)

Proforma net (loss)	$(388,925)

(Loss) per share: basic and diluted as reported	$(0.14)

(Loss) per share: basic and diluted, proforma	$(0.16)

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

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Note 2 —	Income Taxes

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

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In order for GII to recognize the tax benefit arising from the fiscal 2006 NOL carryforwards, or from other net tax assets resulting from timing differences, management is required to identify objective factors which indicate that GII is more likely than not to achieve near-term future profitability sufficient to absorb the previous losses. The losses incurred over the current and preceding fiscal years were planned and anticipated by management in connection with its strategic plan to accelerate hiring to promote sales growth through additional market penetration and operational capabilities. GII has continued to carefully manage its expenses and its contract and other business risks, and believes that it has made steady progress toward future profitability beginning in fiscal 2007. However, in recognition of the fact that these factors constitute subjective rather than objective evidence of future profitability, GII’s management has elected to recognize a valuation allowance of 100% with respect to the $121,476 and $122,769 future tax benefits at October 15, 2006 and September 30, 2006, and 100% with respect to the $15,471 and $15,601 future tax benefits at October 15, 2006 and September 30, 2006, respectively.

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

Note 4 —	Concentrations

Concentration — Revenue and Accounts Receivable

For the year ended September 30, 2006, four customers represent an aggregate of 36% of revenue. At September 30, 2006, two customer(s) represented 15.7% of accounts receivable. If these individually significant customers ceased to be customers or became unable to meet their financial obligations, results of operations of the Company could be adversely affected.

Note 5 —	Commitments and Contingencies

Commitment — Capacity Purchases

The Company’s purchases of communications capacity can generally be divided into two types of purchases: a) “Take-or-Pay” Purchase Commitments; or b) Service-by-Service Commitments.

“Take-or-Pay” Purchase Commitments

Some of the Company’s capacity purchase contracts call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity (commonly referred to in the industry as “take-or-pay” commitments). As of September 30, 2006, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $1,155,000. All capacity purchase commitments under take-or-pay contracts were fully utilized by the Company’s customers throughout the year ended September 30, 2006.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Service-by-Service Commitments — Early Termination Liability

The Company, to the extent practicable, matches the quantity, duration and other terms of individual purchases of communications capacity with agreements to supply communications to individual customers on a service-by-service basis. The Company recognizes profit on communications sales to the extent its revenue from supplying communications exceeds its cost to purchase the underlying capacity. In the year ended September 30, 2004, the Company began purchasing capacity under five-year commitments from one of its vendors in order to secure more competitive pricing. These five-year purchase commitments are not, in all cases, matched with five-year supply agreements to customers. In such cases, if a customer disconnects its service before the five-year term ordered from the vendor expires, and if the Company is unable to find another customer for the capacity, the Company would be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if the Company orders replacement service with the vendor of equal or greater revenue to the service cancelled. As of September 30, 2006, the total potential early termination liability exposure to the Company was $396,265.

Commitment — Leases

Office Lease, letter of credit

In June 2004, the Company entered into a ten-year lease for office space in McLean, Virginia. Rent payments commenced on January 1, 2005. Under the terms of the 2005 office lease, the Company is required to provide the landlord with a letter of credit to provide protection from default under the lease. The Company has provided the landlord with a letter of credit in the amount of $268,000 supported by hypothecation of a CD held by the bank in the same amount. Office lease expense for the period from October 1, 2006 to October 15, 2006 was $12,041, and for the year ended September 30, 2006 was $362,299.

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

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Contingency — Legal Proceedings

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company’s business, operating results or financial condition.

Note 6 —	Retirement Plan

In 2002, the Company established a 401(k) plan for its employees. In the fiscal year ended September 30, 2006, the Company had not accrued any expenses for employer contribution.

Stock Option Plan and Options Outstanding

In 2001, the Company adopted a stock option plan (the “Plan”). The total number of shares reserved for issuance under the Plan is 300,000 effective January 31, 2005. Stock options granted under the Plan are non-qualified stock options for its Class B common stock. Management determines who will receive options under the Plan and determines the vesting period pursuant to authority granted by the Board of Directors. Exercise prices are no less than the fair market value of the Class B common stock at the grant dates, as determined by management. All options granted under the Plan through September 30, 2006 were to employees or members of the Board of Directors, with the exception of 75,000 fully vested options granted to a consultant in 2000. In the event of a change of control of the Company, the Board of Directors may, in its sole discretion, accelerate the awards, pay a cash amount in exchange for cancellation of the awards, and/or require issuance of substitute awards. The weighted average fair value of the options granted in 2006 was $1.90. There were no options granted in the period from October 1, 2006 to October 15, 2006.

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

Note 7 — Capital Stock

The Company has two classes of common stock authorized, Class A and Class B common stock. At September 30, 2006 there were 2,500,000 shares of Class A common stock issued and outstanding and no shares of Class B common stock issued and outstanding. The Class A common stock and the Class B common stock have identical rights except that the Class B common shares are non-voting.

Global Internetworking, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Notee 8 — Communication Supply Arrangements

At September 30, 2006, the Company had entered into agreements to supply communications capacity in the future to 130 customers at fixed rates in the dollar amounts for the years shown, as follows:

FYE 2007	FYE 2008	FYE 2009	FYE 2010	FYE 2011	Total

$10,510,049	$4,448,192	$2,941,689	$1,402,866	$787,398	$20,090,194

Note 9 —	Subsequent Events

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