Form 10-Q
period 2008-03-31
Global Telecom & Technology, Inc.
filed 2008-05-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2008, 14,961,707 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,174	$3,333
Accounts receivable, net	6,963	6,236
Deferred contract costs	1,812	1,181
Prepaid expenses and other current assets	726	978

Total current assets	12,675	11,728

Property and equipment, net	874	841
Intangible assets, net	8,227	8,801
Other assets	824	798
Goodwill	60,920	60,920

Total assets	$83,520	$83,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,458	$10,004
Accrued expenses and other current liabilities	4,864	6,110
Deferred revenue	3,995	3,205

Total current liabilities	20,317	19,319

Long-term debt	8,796	8,796
Deferred revenue and other long-term liabilities	541	312
Deferred tax liability, net	893	1,227

Total liabilities	30,547	29,654

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 14,775,279 and 14,479,678 shares issued and outstanding	1	1
Additional paid-in capital	56,911	56,771
Accumulated deficit	(4,184)	(3,579)
Accumulated other comprehensive income	245	241

Total stockholders’ equity	52,973	53,434

Total liabilities and stockholders’ equity	$83,520	$83,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	For the three months ended
	March 31, 2008	March 31, 2007
Revenue:
Telecommunications services sold	$16,289	$13,582

Operating expenses:
Cost of telecommunications services provided	11,569	9,530
Selling, general and administrative expense	4,769	4,782
Employee termination cost and non-recurring items	—	1,738
Depreciation and amortization	687	618

Total operating expenses	17,025	16,668

Operating loss	(736)	(3,086)

Other income (expense):
Interest expense, net	(210)	(86)
Other income, net	7	4

Total other income (expense)	(203)	(82)

Loss before income taxes	(939)	(3,168)

Benefit from income taxes	(334)	(199)

Net loss	$(605)	$(2,969)

Net loss per share — basic and diluted	$(0.04)	$(0.25)

Weighted average shares — basic and diluted	14,614,201	11,964,791

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In		Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	Income	Total
Balance, December 31, 2007	14,479,678	$1	$56,771	$(3,579)	$241	$53,434

Share-based compensation for options issued to employees	—	—	56	—	—	56

Share-based compensation for restricted stock issued to employees	350,000	—	113	—	—	113

Repurchase of restricted stock	(54,399)	—	(29)	—	—	(29)

Comprehensive loss
Net loss	—	—	—	(605)	—	(605)
Change in accumulated foreign currency gain on translation	—	—	—	—	4	4

Comprehensive loss						(601)

Balance, March 31, 2008	14,775,279	$1	$56,911	$(4,184)	$245	$52,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(605)	$(2,969)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	687	618
Shared-based compensation	199	630
Deferred income taxes	(334)	(199)

Changes in operating assets and liabilities:
Accounts receivable, net	(727)	1,775
Other assets	(405)	(116)
Accounts payable	1,659	(2,960)
Accrued expenses and other liabilities	(443)	3,242

Net cash provided by operating activities	31	21

Cash Flows from Investing Activities:
Redemption of certificates of deposit	—	138
Purchases of property and equipment	(146)	(48)

Net cash provided by (used in) investing activities	(146)	90

Cash Flows from Financing Activities:
Repurchase of restricted stock	(29)	—
Repayment on notes payable	—	(200)

Net cash used in financing activities	(29)	(200)

Effect of exchange rate changes on cash	(15)	19

Net decrease in cash and cash equivalents	(159)	(70)

Cash and cash equivalents at beginning of period	3,333	3,779

Cash and cash equivalents at end of period	$3,174	$3,709

Supplemental Disclosure of cash flow information
Cash paid for interest	$120	$3
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS, MANAGEMENT’S PLANS
Organization and Business
     Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation formerly known as Mercator Acquisition Partners Corp. (“Mercator”), which was incorporated on January 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). Mercator was a “shell company” as defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act. On April 11, 2005, Mercator effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.
     On October 15, 2006, GTT acquired all of the outstanding shares of common stock of Global Internetworking, Inc. (“GII”), a Virginia corporation, and all outstanding voting stock of European Telecommunications and Technology, Ltd. (“ETT”), a United Kingdom limited company, (collectively the “Acquisitions”) in exchange for cash, stock, warrants and notes. Immediately thereafter, Mercator changed its name to GTT. Subsequently, GII changed its name to Global Telecom & Technology Americas, Inc. (“GTTA”), and ETT changed its name to GTT — EMEA Ltd. (“GTTE”).
     The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 300 domestic and multinational customers in over 70 countries.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit (i.e., current liabilities exceed current assets) of approximately $7.6 million as of March 31, 2008.
     Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to continue to improve through additional growth in revenue and gross margin. Net cash provided by operations for the Company during the three months ended March 31, 2008 was less than $0.1 million.
     As a multi-network operator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides the Company’s management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and available credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for the foreseeable future. The Company’s current planned cash requirements for 2008 are based upon certain assumptions, including its ability to manage expenses, and maintain and grow revenue via sales to new and existing customers. The Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
     Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, the Company may seek to borrow against its credit facility or to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations, current cash on hand and access to the credit facility, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on March 27, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year 2008 or for any other interim period. The December 31, 2007 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
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
Changes in Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2008 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2007 Annual Report on Form 10-K.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, and issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company commencing January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.
     We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.
     We adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have an effect on our consolidated financial statements as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

NOTE 3 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 3,000,000 shares.
Stock Options
     During the three months ended March 31, 2008, the Company recognized compensation expense of approximately $56,000 related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2008, the Company granted to employees 173,000 stock options with a total fair value of $71,000.
Restricted Stock
     During the three months ended March 31, 2008, the Company granted to employees 350,000 shares of restricted stock, with a total fair value of $205,000, and recognized compensation expense related to restricted stock of approximately $113,000. The Company also accrued $30,000 of expense related to share-based compensation for certain members of the Company’s Board of Directors who elected to be paid a portion of their fees in restricted stock. Expenses related to restricted stock are included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.
NOTE 4 — DEBT
     As of March 31, 2008 long-term debt consisted of $8.8 million of notes payable, described below:

(in thousands)
March 31, 2008
Notes payable	$4,000
Convertible notes payable	4,796

Total debt obligation	$8,796

     The holders of the convertible notes (“December 2010 Notes”) can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions.
     All of the Company’s notes payable are due December 31, 2010 and are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million.
     On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of March 31, 2008, there were no borrowings under the facility.
NOTE 5 — RESTRUCTURING CHARGES AND NON-RECURRING ITEMS
     During 2007, the Company implemented various organizational restructuring plans to reduce its operating expenses, centralize management and decision making, and strengthen both its competitive and financial positions. The restructuring plans reduced non-sales general and administrative functions that were determined to be redundant or not consistent with the Company’s growth strategy.
     Activities related to the Company’s restructuring charges and accruals during the three months ended March 31, 2008 are summarized as follows:

	Total charges net of	Accrued unpaid	Cash used during the	Accrued unpaid
	reversals recorded	balance at	three months ended	balance at
	during 2007	December 31, 2007	March 31, 2008	March 31, 2008
Severance	$2,137,706	$783,583	$620,923	$162,660
Other	88,779	84,347	24,494	59,853

Total restructuring liability	$2,226,485	$867,930	$645,417	$222,513

NOTE 6 — INCOME TAXES
     The Company’s income tax benefit includes $0.2 million related to amortization of the deferred tax liability associated with its amortizable intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A in Part II of this quarterly report on Form 10-Q.
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
     As of March 31, 2008, GTT has purchase agreements with over 150 suppliers and access to more than 100,000 network points of presence worldwide. GTT leverages a deep and broad set of carriers, network facilities, and technologies. We have also developed a proprietary suite of network design software to analyze and identify the best available network options for our customers. These assets enable us to provide unique, customized solutions for each customer, which are independent from the traditional fixed network constraints of individual carriers. This positions GTT to maintain a scalable, capital-efficient business model aligned with our customers’ network connectivity, reliability, and cost-savings objectives.
Revenues, Lines of Business, and Principal Services
     The Company’s focus is on the delivery of carrier-neutral, facilities-neutral, and technology-neutral telecommunications and Internet service solutions. We do not own a network, but rather identify what we consider to be the best choices available (based upon factors such as technology, cost, and other operational considerations) from a variety of vendors in providing data networking solutions to customers.
     The Company currently provides the following kinds of services:
•	Private Line: Point-to-private lines and bundled private line hub solutions (which provide centralized connectivity and access aggregation). Both of these services are provided on an intra-country and international basis;

•	Carrier Ethernet: Ethernet Private Line (a point-to-point Ethernet-enabled private line solution), Transparent LAN Services (a high-capacity, inter-LAN connectivity solution), and Ethernet-based internet access;

•	Dedicated Internet Access: High speed connectivity to the Internet, in circuit speeds ranging from DS1/E1 to high capacity OC and STM level bandwidth;

•	VPN Services: Variety of virtual-private network services, including IP-VPN, MPLS, and Ethernet-based VPLS services;

•	GTT Wireless Services: Worldwide remote and mobile broadband access with comprehensive management control over connectivity, devices and costs; these services include mobility in the form of Wi-Fi, Ethernet and wireless internet connectivity; and

•	GTT Managed Services: Monitoring, maintenance, and management of customers’ telecommunications circuits and network systems. This also may include co-location, equipment support, or network security solutions.

Costs and Expenses
     The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer solutions. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overhead costs included in these costs.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2008, the Company had 83 employees, and employment costs comprised approximately 17% of total operating expenses for the three months ended March 31, 2008.
Locations of Offices and Origins of Revenue
     We are headquartered just outside Washington, DC, in McLean, Virginia, and we have offices in London, England; Paris, France; and Düsseldorf, Germany. For the three months ended March 31, 2008, approximately 47% of our consolidated revenue was earned from operations based in the United States. Approximately 36% of our revenues were generated from operations based in the United Kingdom, 15% from operations in Germany, and 2% from the rest of the world.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2008 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2007 Annual Report on Form 10-K.
Results of Operations of the Company
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
     Overview. Revenues for the three months ended March 31, 2008 were $16.3 million, resulting entirely from the operations of our subsidiaries. The cost of revenue for the three months ended March 31, 2008 was $11.6 million and gross margin was $4.7 million, or 29% of revenue.

	For the three months ended
	March 31, 2008	March 31, 2007
	(Amounts in thousands)
Revenue	$16,289	$13,582
Cost of revenue	11,569	9,530

Gross margin	4,720	4,052
	29%	30%
Operating expenses, depreciation and amortization	5,456	5,400
Employee termination cost and non-recurring items	—	1,738

Operating loss	$(736)	$(3,086)

Net loss	$(605)	$(2,969)

     Revenues. Revenues for the three months ended March 31, 2008 were $16.3 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenues during the three months ended March 31, 2007 were approximately $13.6 million.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2008 were $11.6 million and $4.7 million, respectively. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. For the three months ended March 31, 2007, cost of revenue and gross margin were $9.5 million and $4.1 million, respectively. The decrease in gross margin as a percentage of revenue during the period ended March 31, 2008 is due to the installation of lower margin services, partially offset by supplier credits and disputes.
     Operating Expenses, Depreciation and Amortization. Operating expenses exclusive of cost of revenue for the three months ended March 31, 2008 were $5.5 million, which is $1.7 million less than the comparable period of 2007. The primary cause of the decline in expense is restructuring and other non-recurring expenses which were incurred during the first quarter of 2007, as illustrated in the table below.

	For the three months ended		Increase
	March 31, 2008	March 31, 2007	(decrease)
	(Amounts in thousands)
Selling, general and administrative expenses	$4,570	$4,654	$(84)
Noncash compensation related to stock options and restricted stock	199	128	71
Amortization of intangible assets	574	513	61
Depreciation	113	105	8

Totals	5,456	5,400	56

Non-recurring items:
Employee severance and termination costs	—	995	(995)
Costs associated with resolution of share conversion process related to the Acquisitions	—	743	(743)

Total non-recurring items	—	1,738	(1,738)

Total expenses	$5,456	$7,138	$(1,682)

Liquidity and Capital Resources
Long-Term Debt
     As of March 31, 2008, long-term debt consisted of $8.8 million of notes payable as follows:

(in thousands)
March 31, 2008
Notes payable	$4,000
Convertible notes payable	4,796

Total debt obligation	$8,796

     The holders of the convertible notes (“December 2010 Notes”) can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions.
     All of the Company’s notes payable are due December 31, 2010 and are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million.
     On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of March 31, 2008, there were no borrowings under the facility.
Liquidity Assessment
     Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to improve as we continue to integrate the two companies and through additional growth in revenue and gross margin. Net cash used by operations for the Company was approximately $1.6 million in 2007; and cash provided by operations was less than $0.1 million in the three months ended March 31, 2008.
     As a MNO, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides the Company’s management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and the SVB credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for the foreseeable future. The Company’s current planned cash requirements for 2008 are based upon certain assumptions, including its ability to manage expenses and the growth of revenues from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
     Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, the Company may seek to borrow against the SVB credit facility or to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations, current cash on hand and access to the SVB credit facility, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2008, the Company had interest expense, net of income, of approximately $0.2 million. The Company believes that its results of operations are not materially affected by changes in interest rates. For the three months ended March 31, 2007, the Company had no material net interest income.
Exchange Rate Sensitivity
     The majority of the Company’s revenues (approximately 53% for the three months ended March 31, 2008) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2008.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, the CEO and CFO concluded that, subject to the limitations noted herein, as of March 31, 2008, the Company’s Disclosure Controls are effective in timely alerting them to material information required to be included in its reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
     During 2007 and continuing during the three months ended March 31, 2008, the Company implemented various organizational restructuring plans that were intended to strengthen its competitive and financial positions by reducing its operating expenses and centralizing its management and decision making. These restructuring initiatives reduced corporate level functions that were determined to be redundant or not consistent with the Company’s growth strategy. In addition, the Company indentified a single financial operating system for the company to enable it to standardize and streamline its financial recording and reporting processes and began consolidating its financial operating and reporting process from multiple systems into a single system. As a result, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements included in this report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly represent in all material respects the Company’s financial condition, results from operations, and cash flows for the periods presented.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
     As of March 31, 2008, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
ITEM 1A. RISK FACTORS
     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem to be immaterial or which are similar to those faced by other companies in this industry or business in general, may also affect our business, financial condition and/or operating results. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have materially changed other than as set forth below.
Risks Relating to Our Business and Operations
Our subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, including the operations of these subsidiaries after the Acquisitions, we generated negative income and had negative cash flow from operations during the most recent year. It may continue to generate losses in the future and be cash flow negative during future periods.
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
     For the year ended December 31, 2007, the Company incurred a net loss of $4.3 million, and used $1.6 million cash from operations. For the three months ended March 31, 2008, the Company reported a net loss of $0.6 million and provided cash from operations of less than $0.1 million. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
Our debt may hinder our growth and put us at a competitive disadvantage.
     As of March 31, 2008, we had $8.8 million in debt with a scheduled maturity date of December 31, 2010. This debt may have important consequences, including the following:
•	the ability to obtain additional financing for acquisitions, working capital, investments, and capital, or other expenditures could be impaired, or financing may not be available on acceptable terms;

•	a portion of our cash flow may be used to make principal and interest payments on this debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	a decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

•	if we do not have enough cash flow in the future to make interest or principal payments on this debt, we may be required to refinance all or a portion of this debt, or to raise additional capital, which refinancing or additional capital might not be available on acceptable terms, if at all; and

•	substantial debt may make us more vulnerable to a downturn in business or the economy generally.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of March 31, 2008, we had approximately $3.2 million in cash and cash equivalents and current liabilities $7.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.
We are obligated to repay several debt instruments that mature during 2010. If we are unable to raise additional capital or to renegotiate the terms of that debt, we may be unable to make the required principal payments with respect to one or more of these debt instruments.
     In the aggregate, we are obligated to pay approximately $4.8 million in principal, plus accrued interest, in December 2010 with respect to promissory notes we issued in November 2007 to certain holders of our promissory notes and certain other accredited investors. In addition, we are obligated to pay $4.0 million in principal, plus accrued interest, with respect to an additional set of promissory notes that also mature in December 2010. We are also obligated to pay accrued interest on several earlier dates with respect to the latter set of promissory notes. If we are unable to raise additional capital or arrange other refinancing options, we may be unable to make the principal payments and/or payments of accrued interest when due with respect to one or more of these promissory notes.
Our failure to comply with covenants in our credit facility could result in our indebtedness being immediately due and payable and the loss of our assets.
     In March 2008, we obtained a credit facility from Silicon Valley Bank. This credit facility is secured by a pledge of substantially all of our assets, as well as by a pledge of 67% of the capital stock of our U.K. subsidiary. If we fail to pay any of our indebtedness under this credit facility when due, or if we breach any of the other covenants in the instruments governing the credit facility, it may result in one or more events of default. An event of default under our credit facility could permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.
     A sizeable portion of our service revenues come from a limited number of clients. For the three months ended March 31, 2008, our four largest customers accounted for approximately 33% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
     The markets in which we operate are rapidly evolving and highly competitive. We currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to their products and services, including global and regional telecommunications service providers such as AT&T, British Telecom, NTT, Level 3, Qwest, and Verizon, among others.
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
     The majority of our business consists of integrating and reselling network capacity purchased from traditional telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our Company has experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. For example, in its first few years of existence, certain suppliers required one of our operating companies to agree to onerous terms such as the granting of a security lien with respect to that operating company’s accounts receivable, and certain other collateral and clauses providing for the opportunity to match other suppliers’ offers. The operating company renegotiated such terms with the applicable suppliers prior to consummation of the Acquisitions. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.
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
     We typically enter into contracts with suppliers that are matched with respect to term and volume with the sale of services to underlying customers. Nevertheless, we have entered into contracts with two suppliers under which it is subject to monthly minimum purchase commitments that are effective as of March 31, 2008, in exchange for improved pricing from the suppliers. We may also enter into additional contracts with similar commitments in the future. Since each contract’s inception through March 31, 2008, we have had sufficient customer demand to satisfy its minimum purchase commitments with each of those suppliers, but we cannot provide assurance that in the future our customer demand will meet or exceed such purchase levels with each vendor. If we are unable to resell any of the network availability we have committed to purchase, our operating margins could be adversely affected.
     In addition, from time to time, we purchase capacity under multiple-year commitments from several vendors in order to secure more competitive pricing. These multiple-year purchase commitments are not, in all cases, matched with multiple-year supply agreements to customers. In these cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would be subject to an early termination liability, which could adversely impact our operating margin. As of March 31, 2008, the Company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (by contractual right or otherwise) with respect to such terminations, was approximately $332,000.
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
     We may be subject to legal claims and be liable for losses suffered by customers due to our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenues and gross margins. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and in certain cases, customers may be entitled to terminate their contracts with us in case of prolonged or severe service disruptions or other outages.
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
     If the demand for carrier and enterprise connectivity services does not continue to grow, we may not be able to expand our business, achieve profitability, or meet public market expectations.
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
     For the three months March 31, 2008, we generated approximately 53% of our revenue from business conducted outside the United States. As such, our financial results are subject to fluctuations in the exchange rates of the currencies of the countries in which we operate.
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
The ability to implement and maintain our databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to provide cost-effective solutions to our customers.
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
     We own certain proprietary programs, software, and technology. However, we do not have any patented technology that would preclude competitors from replicating our business model; instead, we rely upon a combination of know-how, trade secret laws, contractual restrictions, and copyright, trademark, and service mark laws to establish and protect our intellectual property. Our success will depend in part on our ability to maintain or obtain (as applicable) and enforce intellectual property rights for those assets, both in the United States and in other countries. Although the Company has registered some of its service marks in the United States, we have not otherwise applied for registration of any marks in any other jurisdiction. Instead, with the exception of the few registered service marks in the United States, we rely exclusively on common law trademark rights in the countries in which we operate.
     We may file applications for patents, copyrights, and trademarks as our management deems appropriate. We cannot be certain that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot be certain that any patent, trademark, or copyright obtained by us will not be challenged, invalidated, or circumvented, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States or the member states of the European Union. Finally, although we intend to undertake reasonable measures to protect the proprietary assets of our combined operations, we cannot guarantee that we will be successful in all cases in protecting the trade secret status of certain significant intellectual property assets. If these assets should be misappropriated, if our intellectual property rights are otherwise infringed, or if a competitor should independently develop similar intellectual property, this could harm our ability to attract new clients, retain existing customers, and generate revenues.

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
     To further our strategy, we may seek to acquire additional businesses and technologies that we believe will complement the existing businesses. Any such acquisitions would likely involve some or all of the following risks:
•	difficulty of assimilating acquired operations personnel, and information systems;

•	potential disruption of our ongoing business;

•	increased indebtedness to finance the acquisitions;

•	possibility that we may not realize an acceptable return on our investment in these acquired companies or assets;

•	diversion of resources;

•	difficulty of maintaining uniform standards, controls, procedures, and policies;

•	risks of entering markets in which we have little or no experience; and

•	potential impairment of relationships with employees, suppliers, or clients.
     We may need to complete transactions of this kind in order to remain competitive. We cannot be sure that we will be able to obtain any required financing or regulatory approvals for these transactions or that these transactions will occur.
Our efforts to develop new service offerings may not be successful, in which case our revenues may not grow as we anticipate or may decline.
     The market for telecommunications services is characterized by rapid change, as new technologies are developed and introduced, often rendering established technologies obsolete. For our business to remain competitive, we must continually update our service offerings to make new technologies available to our customers and prospects. To do so, we may have to expend significant management and sales resources, which may increase our operating costs. The success of our potential new service offerings is uncertain and would depend on a number of factors, including the compatibility of these technologies with our then-existing systems and processes, the acceptance by end-user customers of the telecommunications technologies which would underlie these new service offerings, the compatibility of these technologies with existing customer information technology systems and processes, and our ability to find third-party vendors that would be willing to provide these new technologies to us for delivery to our users. If we are unsuccessful in developing and selling new service offerings, our revenues may not grow as we anticipate, or may decline.
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
     In providing certain interstate and international telecommunications services, we must comply, or cause our customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the Federal Communications Commission (“FCC”) and applicable foreign regulatory authorities. In offering services on an intrastate basis, we may also be subject to state laws and to regulation by state public utility commissions. Our international services may also be subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union. The costs of compliance with these regulations, including legal, operational, and administrative expenses, may be substantial. In addition, delays in receiving or failure to obtain required regulatory approvals or the enactment of new or adverse legislation, regulations, or regulatory requirements may have a material adverse effect on our financial condition, results of operations, and cash flow.
     If we fail to obtain required authorizations from the FCC or other applicable authorities, or if we are found to have failed to comply, or are alleged to have failed to comply, with the rules of the FCC or other authorities, our right to offer certain services could be challenged and/or fines or other penalties could be imposed on us. Any such challenges or fines could be substantial and could cause us to incur substantial legal and administrative expenses as well; these costs in the forms of fines, penalties, and legal and administrative expenses could have a material adverse impact on our business and operations. Furthermore, we are dependent in certain cases on the services other carriers provide, and therefore on other carriers’ abilities to retain their respective licenses in the regions of the world in which they operate. We are also dependent, in some circumstances, on our customers’ abilities to obtain and retain the necessary licenses or authorizations. The failure of a customer or carrier to obtain or retain any necessary license or authorization could have an adverse effect on our ability to conduct operations.
Future changes in regulatory requirements or new interpretations of existing regulatory requirements may impair our ability to provide services, or may reduce our profitability.
     Many of the laws and regulations that apply to providers of telecommunications services are subject to frequent changes and different interpretations, and may vary between jurisdictions. Changes to existing legislation, or regulations in specific markets, may limit the opportunities that are available to enter into markets, may increase the legal, administrative, or operational costs of operating in those markets, or may constrain other activities, including our ability to complete subsequent acquisitions, or purchase services or products, in ways that we cannot anticipate. Because we purchase telecommunications services from other carriers, our costs and manner of doing business can also be adversely affected by changes in regulatory policies affecting these other carriers.
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
     Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of December 31, 2007, funds associated with Cannell Capital LLC owned 1,612,016 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on April 11, 2008, without taking into account their unexercised warrants, these funds would beneficially own approximately 10.8% of our common stock. In addition, as of April 11, 2008, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 23.2% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:
EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: May 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith