Form 10-Q
period 2008-06-30
Global Telecom & Technology, Inc.
filed 2008-08-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2008, 14,959,715 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,354	$3,333
Accounts receivable, net	7,993	6,236
Deferred contract costs	1,331	1,665
Prepaid expenses and other current assets	697	494

Total current assets	12,375	11,728

Property and equipment, net	1,159	841
Intangible assets, net	7,653	8,801
Other assets	855	798
Goodwill	60,920	60,920

Total assets	$82,962	$83,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,110	$10,004
Accrued expenses and other current liabilities	5,199	6,110
Deferred revenue	3,732	3,205

Total current liabilities	20,041	19,319

Long-term debt	8,796	8,796
Deferred revenue and other long-term liabilities	647	312
Deferred tax liability, net	772	1,227

Total liabilities	30,256	29,654

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 14,961,707 and 14,479,678 shares issued and outstanding	1	1
Additional paid-in capital	57,104	56,771
Accumulated deficit	(4,687)	(3,579)
Accumulated other comprehensive income	288	241

Total stockholders’ equity	52,706	53,434

Total liabilities and stockholders’ equity	$82,962	$83,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$17,270	$13,815	$33,559	$27,397

Operating expenses:
Cost of revenue	12,065	9,507	23,634	19,037
Selling, general and administrative expense	4,944	4,448	9,713	9,230
Employee termination cost and non-recurring items	—	1,417	—	3,155
Depreciation and amortization	690	712	1,377	1,330

Total operating expenses	17,699	16,084	34,724	32,752

Operating loss	(429)	(2,269)	(1,165)	(5,355)

Other income (expense):
Interest expense, net	(189)	(196)	(399)	(282)
Other income (expense), net	(6)	6	1	10

Total other income (expense)	(195)	(190)	(398)	(272)

Loss before income taxes	(624)	(2,459)	(1,563)	(5,627)

Benefit from income taxes	(121)	(196)	(455)	(395)

Net loss	$(503)	$(2,263)	$(1,108)	$(5,232)

Net loss per share — basic and diluted	$(0.03)	$(0.19)	$(0.08)	$(0.44)

Weighted average shares — basic and diluted	14,930,388	11,792,898	14,772,295	11,878,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2007	14,479,678	$1	$56,771	$(3,579)	$241	$53,434

Share-based compensation for options issued to employees	—	—	90	—	—	90

Share-based compensation for restricted stock issued to employees	536,428	—	272	—	—	272

Repurchase of restricted stock	(54,399)	—	(29)	—	—	(29)

Comprehensive loss
Net loss	—	—	—	(1,108)	—	(1,108)
Change in accumulated foreign currency gain on translation	—	—	—	—	47	47

Comprehensive loss						(1,061)

Balance, June 30, 2008	14,961,707	$1	$57,104	$(4,687)	$288	$52,706

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,108)	$(5,232)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,377	1,330
Shared-based compensation	362	1,140
Deferred income taxes	(455)	(412)

Changes in operating assets and liabilities:
Accounts receivable, net	(1,807)	858
Other assets	54	17
Accounts payable	1,189	(1,669)
Accrued expenses and other liabilities	(15)	2,330

Net cash used in operating activities	(403)	(1,638)

Cash Flows from Investing Activities:
Redemption of certificates of deposit	—	138
Purchases of property and equipment	(548)	(191)

Net cash used in investing activities	(548)	(53)

Cash Flows from Financing Activities:
Repurchase of restricted stock	(29)	—
Repayment on notes payable	—	(399)

Net cash used in financing activities	(29)	(399)

Effect of exchange rate changes on cash	1	23

Net decrease in cash and cash equivalents	(979)	(2,067)

Cash and cash equivalents at beginning of period	3,333	3,779

Cash and cash equivalents at end of period	$2,354	$1,712

Supplemental Disclosure of cash flow information
Cash paid for interest	$120	$36

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
On October 15, 2006, Mercator acquired all of the outstanding shares of common stock of Global Internetworking, Inc. (“GII”), a Virginia corporation, and all outstanding voting stock of European Telecommunications and Technology, Ltd. (“ETT”), a United Kingdom limited company, (collectively the “Acquisitions”) in exchange for cash, stock, warrants and notes. Immediately thereafter, Mercator changed its name to GTT. Subsequently, GII changed its name to Global Telecom & Technology Americas, Inc. (“GTTA”), and ETT changed its name to GTT — EMEA Ltd. (“GTTE”).
The Company provides facilities-neutral, high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services to over 300 domestic and multinational customers in over 70 countries.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit (i.e., current liabilities exceed current assets) of approximately $7.7 million as of June 30, 2008.
Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company have improved, and are expected to continue to improve, through additional growth in revenue and gross margin. Net cash used in operations for the Company during the six months ended June 30, 2008 was $0.4 million.
As a multi-network operator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides the Company’s management an ability to manage costs as appropriate. The Company’s capital expenditures, which are predominantly related to the maintenance of computer facilities and office fixtures and furnishings, are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and available credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for the foreseeable future. The Company’s current planned cash requirements for 2008 are based upon certain assumptions, including its ability to manage expenses, and maintain and grow revenue via sales to new and existing customers. The Company expects to incur expenses including provider fees, employee compensation, consulting and professional fees, sales and marketing expense, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
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

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on March 27, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year 2008 or for any other interim period. The December 31, 2007 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates and Assumptions
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.
Changes in Accounting Policies
There have been no significant changes in the Company’s significant accounting policies as of June 30, 2008 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2007 Annual Report on Form 10-K.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, and issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company commencing January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.
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
Stock Options
During the three and six months ended June 30, 2008, the Company recognized compensation expense of approximately $34,000 and $90,000, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.
During the three months ended June 30, 2008, the Company granted to employees 87,500 stock options with a total fair value of $36,000. During the six months ended June 30, 2008, the Company granted to employees and consultants 260,500 stock options with a total fair value of $107,000.
Restricted Stock
During the three and six months ended June 30, 2008, the Company granted to certain employees and members of its Board of Directors restricted stock, as described below. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.

		Non-Employee
		members of Board
	Employees	of Directors	Total
Three months ended June 30, 2008
Restricted Stock Shares Granted	15,000	171,400	186,400
Fair Value of Shares Granted	$8,700	$120,000	$128,700
Compensation Expense			$129,000

Six months ended June 30, 2008
Restricted Stock Shares Granted	365,000	171,400	536,400
Fair Value of Shares Granted	$213,700	$120,000	$333,700
Compensation Expense			$272,000
Expenses related to restricted stock are included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.
NOTE 4 — DEBT
As of June 30, 2008 long-term debt consisted of $8.8 million of notes payable, described below:

(in thousands)
June 30, 2008

Notes payable	$4,000

Convertible Notes payable	4,796

Total debt obligation	$8,796

The holders of the Convertible Notes can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the Convertible Notes to convert the principal amount due under the Convertible Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the Convertible Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions.

All of the Company’s notes payable are due December 31, 2010 and are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million.
On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of June 30, 2008, there were no borrowings under the facility.
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
Activities related to the Company’s restructuring charges and accruals during the six months ended June 30, 2008 are summarized as follows:

	Total charges net of	Accrued unpaid	Cash used during the	Accrued unpaid
	reversals recorded	balance at	six months ended	balance at
	during 2007	December 31, 2007	June 30, 2008	June 30, 2008
Severance	$2,137,706	$783,583	$701,778	$81,805
Other	88,779	84,347	24,494	59,853

Total restructuring	$2,226,485	$867,930	$726,272	$141,658

NOTE 6 — INCOME TAXES
The Company’s income tax benefit for the three and six months ended June 30, 2008 includes $0.2 million and $0.4 million, respectively, related to amortization of the deferred tax liability associated with its amortizable intangible assets. For the three and six months ended June 30, 2007 the Company’s income tax benefit also includes $0.2 million and $0.4 million, respectively, related to amortization of the deferred tax liability.

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
Overview
GTT is a multi-network operator, or MNO. We procure, package, and resell network capacity from existing telecommunications carriers to direct enterprise customers (including government agencies) and to channel partners (including telecommunications carriers, value-added resellers and systems integrators). By integrating the best network elements from multiple suppliers, we address our customers’ complex communications requirements more efficiently than can any single facilities-based carrier. This multi-carrier model enables GTT to offer highly customized, cost-efficient solutions for our customers, particularly those with complex or global telecommunications requirements.
As of June 30, 2008, GTT has purchase agreements with over 150 suppliers and access to more than 100,000 network points of presence worldwide. GTT leverages a deep and broad set of carriers, network facilities, and technologies. We have also developed a proprietary suite of network design software to analyze and identify the best available network options for our customers. These assets enable us to provide unique, customized solutions for each customer, which are independent from the traditional fixed network constraints of individual carriers. This positions GTT to maintain a scalable, capital-efficient business model aligned with our customers’ network connectivity, reliability, and cost-savings objectives.
Revenues, Lines of Business, and Principal Services
The Company’s focus is on the delivery of carrier-neutral, facilities-neutral, and technology-neutral telecommunications solutions. We do not own a network, but rather identify what we consider to be the best choices available (based upon factors such as technology, cost, and other operational considerations) from a variety of vendors in providing data networking solutions to customers.
The Company currently provides the following kinds of services:
•
Private Line: Point-to-private lines and bundled private line hub solutions, which provide centralized connectivity and access aggregation. Both of these services are provided on an intra-country and international basis;

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
Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of June 30, 2008, the Company had 82 employees, and employment costs comprised approximately 17% of total operating expenses for the six months ended June 30, 2008.
Locations of Offices and Origins of Revenue
We are headquartered just outside Washington, DC, in McLean, Virginia, and we have offices in London, England; Paris, France; and Düsseldorf, Germany. For the six months ended June 30, 2008, approximately 47% of our consolidated revenue was earned from operations based in the United States. Approximately 37% of our revenues were generated from operations based in the United Kingdom, 15% from operations in Germany, and 1% from the rest of the world.
Critical Accounting Policies and Estimates
There have been no significant changes in the Company’s significant accounting policies as of June 30, 2008 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2007 Annual Report on Form 10-K.
Results of Operations of the Company
The following table contains certain data from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and the comparable periods in 2007. The information in this table should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(Amounts in thousands)			(Amounts in thousands)

Revenue	$17,270	$13,815	25.0%	$33,559	$27,397	22.5%
Cost of revenue	12,065	9,507	26.9%	23,634	19,037	24.1%

Gross margin	5,205	4,308	20.8%	9,925	8,360	18.7%
	30%	31%		30%	31%

Operating expenses, depreciation and amortization	5,634	5,160	9.2%	11,090	10,560	5.0%
Employee termination cost and non-recurring items	—	1,417		—	3,155

Operating loss	$(429)	$(2,269)		$(1,165)	$(5,355)

Net loss	$(503)	$(2,263)		$(1,108)	$(5,232)

Overview. Revenues for the three and six months ended June 30, 2008 increased compared to the comparable periods of 2007, resulting entirely from the operations of our subsidiaries. The cost of revenue for the three and six months ended June 30, 2008 also increased compared to the comparable periods of 2007, while other operating expenses declined. Net loss for the three and six month periods ended June 30, 2008 improved compared to the comparable periods of 2007.

Revenues. Revenues for the three and six months ended June 30, 2008 were $17.3 million and $33.6 million, respectively, generated by both our installed base of services during the period and new sales generated by the Company’s global sales organization to both new and existing customers. Compared to the comparable periods of 2007, revenue for the three and six months ended June 30, 2008 grew 25.0% and 22.5%, respectively. Revenue growth compared to 2007 is the cumulative result of our emphasis and investment in our sales force.
Cost of Revenue and Gross Margin. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. Cost of revenue for the three and six months ended June 30, 2008 were $12.1 million and $23.6 million, respectively. Compared to the comparable periods of 2007, cost of revenue for the three and six months ended June 30, 2008 grew 26.9% and 24.1%, respectively. Gross margin increased in total dollar amount, while it declined one percentage point as a percentage of revenue for the three and six months ended June 30, 2008. The decrease in gross margin as a percentage of revenue during the three and six month periods ended June 30, 2008 is due to the installation of lower margin services, partially offset by supplier credits and disputes.
Operating Expenses, Depreciation and Amortization. Operating expenses exclusive of cost of revenue for the three and six months ended June 30, 2008 were $5.6 million and $11.1 million, respectively, which is less than the comparable periods of 2007. The primary cause of the decline in these expenses is restructuring and other non-recurring expenses which were incurred during the comparable periods of 2007, as illustrated in the table below.

	(Amounts in thousands)
	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)

Selling, general and administrative expenses	$4,781	$3,308	$1,473	$9,351	$7,962	$1,389
Noncash compensation related to stock options and restricted stock	163	1,140	(977)	362	1,268	(906)
Amortization of intangible assets	574	612	(38)	1,148	1,125	23
Depreciation	116	100	16	229	205	24

Totals	5,634	5,160	474	11,090	10,560	530

Non-recurring items:
Employee severance and termination costs	—	1,417	(1,417)	—	2,412	(2,412)
Costs associated with resolution of share conversion process related to the Acquisitions	—	—	—	—	743	(743)

Total non-recurring items	—	1,417	(1,417)	—	3,155	(3,155)

Total expenses	$5,634	$6,577	$(943)	$11,090	$13,715	$(2,625)

Liquidity and Capital Resources
Long-Term Debt
As of June 30, 2008, long-term debt consisted of $8.8 million of notes payable as follows:

(in thousands)
June 30, 2008

Notes payable	$4,000

Convertible notes payable	4,796

Total debt obligation	$8,796

The holders of the Convertible Notes can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the Convertible Notes to convert the principal amount due under the Convertible Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the Convertible Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions.
All of the Company’s notes payable are due December 31, 2010 and are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million.

On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of June 30, 2008, there were no borrowings under the facility.
Liquidity Assessment
Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company are expected to improve as we continue to integrate the two companies and through additional growth in revenue and gross margin. Net cash used by operations for the Company was approximately $1.6 million in 2007; and cash used in operations was $0.4 million in the six months ended June 30, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2008, the Company had interest expense, net of income, of approximately $0.4 million. The Company believes that its results of operations are not materially affected by changes in interest rates. For the six months ended June 30, 2007, the Company had no material net interest income.
Exchange Rate Sensitivity
The majority of the Company’s revenues (approximately 53% for the six months ended June 30, 2008) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the six months ended June 30, 2008.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, the CEO and CFO concluded that, subject to the limitations noted herein, as of June 30, 2008, the Company’s Disclosure Controls are effective in timely alerting them to material information required to be included in its reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
During 2007 and continuing during the six months ended June 30, 2008, the Company implemented various organizational restructuring plans that were intended to strengthen its competitive and financial positions by reducing its operating expenses and centralizing its management and decision making. These restructuring initiatives reduced corporate level functions that were determined to be redundant or not consistent with the Company’s growth strategy. In addition, the Company indentified a single financial operating system for the company to enable it to standardize and streamline its financial recording and reporting processes and began consolidating its financial operating and reporting process from multiple systems into a single system. As a result, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements included in this report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly represent in all material respects the Company’s financial condition, results from operations, and cash flows for the periods presented.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2008, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
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
Risks Relating to Our Business and Operations
Our subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, including the operations of these subsidiaries after the Acquisitions, we incurred net losses and had negative cash flow from operations during the most recent year. It may continue to generate losses in the future and be cash flow negative during future periods.
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
For the year ended December 31, 2007, the Company incurred a net loss of $4.3 million, and used $1.6 million cash from operations. For the six months ended June 30, 2008, the Company reported a net loss of $1.1 million and used cash from operations of $0.4 million. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
Our debt may hinder our growth and put us at a competitive disadvantage.
As of June 30, 2008, we had $8.8 million in debt with a scheduled maturity date of December 31, 2010. This debt may have important consequences, including the following:
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
Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of June 30, 2008, we had approximately $2.4 million in cash and cash equivalents and current liabilities $7.7 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.
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
A sizeable portion of our service revenues come from a limited number of clients. For the six months ended June 30, 2008, our four largest customers accounted for approximately 29% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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
From time to time, we purchase capacity under multiple-year commitments from several vendors in order to secure more competitive pricing. These multiple-year purchase commitments are not, in all cases, matched with multiple-year supply agreements to customers. In these cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would be subject to an early termination liability, which could adversely impact our operating margin. As of June 30, 2008, the Company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (by contractual right or otherwise) with respect to such terminations, was approximately $318,000.
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
For the three months June 30, 2008, we generated approximately 53% of our revenue from business conducted outside the United States. As such, our financial results are subject to fluctuations in the exchange rates of the currencies of the countries in which we operate.

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
Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of June 30, 2008, funds associated with Cannell Capital LLC owned 3,117,016 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2008, without taking into account their unexercised warrants, these funds would beneficially own approximately 20.8% of our common stock. In addition, as of June 30, 2008, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 25.9% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The annual meeting of our stockholders was held on June 5, 2008. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all such nominees were elected. At the meeting, the proposal below was submitted to a vote of our stockholders.
Proposal One: The election of eight directors to serve until the 2009 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:
(1) 8,674,643 votes cast for the election of H. Brian Thompson as a director, and 1,620,016 votes withheld;
(2) 10,288,659 votes cast for the election of Richard D. Calder, Jr. as a director, and 6,000 votes withheld;
(3) 8,411,743 votes cast for the election of Rhodric C. Hackman as a director, and 1,882,916 votes withheld;
(4) 8,674,643 votes cast for the election of Morgan E. O’Brien as a director, and 1,620,016 votes withheld;
(5) 8,676,643 votes cast for the election of S. Joseph Bruno as a director, and 1,618,016 votes withheld;
(6) 8,676,643 votes cast for the election of Didier Delepine as a director, and 1,618,016 votes withheld;
(7) 8,676,643 votes cast for the election of Howard Janzen as a director, and 1,618,016 votes withheld; and
(8) 10,025,759 votes cast for the election of Theodore B. Smith, III as a director, and 268,900 votes withheld.

ITEM 6. EXHIBITS
The items listed in the Exhibit Index, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: August 12, 2008

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