Form 10-K/A
period 2007-12-31
Global Telecom & Technology, Inc.
filed 2008-11-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 000-51211
Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Documents Incorporated by Reference
None.

TABLE OF CONTENTS

Page
PART II
Item 9A(T). Controls and Procedures	3

EXPLANATORY NOTE
     The purpose of this Form 10-K/A is to amend Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 27, 2008 (the “2007 Form 10-K”). This Form 10-K/A reflects management’s conclusion that Global Telecom & Technology, Inc. (the “Company”) had a material weakness in its internal control over financial reporting as of December 31, 2007. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A has been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update any other disclosures as presented in the original 2007 Form 10-K.

ITEM 9A(T).      CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based upon that evaluation, our CEO and CFO have concluded that they believe that, as of December 31, 2007, our Disclosure Controls were not effective at a reasonable assurance level. In reaching this conclusion, the CEO and CFO noted that we failed to include in our annual report, a report by management on our internal control over financial reporting. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As of December 31, 2007, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on that assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective at the reasonable assurance level due to the identification of several deficiencies that in combination created a material weakness.
     The deficiencies resulted from on-going internal organizational changes relating to the consolidation of financial functions from multiple locations to a single location and the consolidation of the Company’s financial information technology (“IT”) systems from two systems (one from each of its acquired companies) into one system (being one of those systems). The identified deficiencies included:
•	lack of accounting procedural documentation;

•	insufficient IT systems access controls;

•	changes in staffing due to rationalization and consolidation, including reliance on temporary personnel; and

•	insufficient segregation of duties .
          We have taken and continue to take steps to address these deficiencies. We expect to hire and train full-time staff to replace temporary personnel and employees being displaced by the geographic centralization of the financial organization. We are continuing our financial systems development efforts to create IT systems level controls and access controls. We expect to document accounting procedures and controls in conjunction with the completion of our IT systems activities and the settlement of personnel in new roles and functions. We also continue to assess staffing requirements in light of anticipated changes in the nature and scope of our business. In addition, we continue to evaluate our systems and processes to identify opportunities to enhance their efficiency and effectiveness.
          In light of these deficiencies, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, stockholders equity and cash flows for the periods and the dates presented. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
           This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: November 12, 2008
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before November 12, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard D. Calder, Jr. Richard D. Calder, Jr.	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer) (Principal Accounting Officer)

* /s/ H. Brian Thompson	Chairman of the Board and Executive Chairman
H. Brian Thompson

* /s/ S. Joseph Bruno S. Joseph Bruno	Director

* /s/ Didier Delepine Didier Delepine	Director

* /s/ Rhodric C. Hackman Rhodric C. Hackman	Director

* /s/ Howard Janzen Howard Janzen	Director

Signature	Title

* /s/ D. Michael Keenan D. Michael Keenan	Director

* /s/ Morgan E. O’Brien Morgan E. O’Brien	Director

* /s/ Sudhakar Shenoy Sudhakar Shenoy	Director

* /s/ Theodore B. Smith, III Theodore B. Smith, III	Director

*By:	/s/ Richard D. Calder, Jr. Richard D. Calder, Jr.
Attorney-in-Fact

Index to Exhibits

Exhibit
Numbers	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.