Form 10-Q
period 2008-09-30
Global Telecom & Technology, Inc.
filed 2008-11-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2008, 14,959,715 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
 (Amounts in thousands, except for share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,151	$3,333
Accounts receivable, net	8,404	6,236
Deferred contract costs	1,073	1,665
Prepaid expenses and other current assets	763	494

Total current assets	11,391	11,728

Property and equipment, net	1,252	841
Intangible assets, net	4,385	8,801
Other assets	879	798
Goodwill	22,000	60,920

Total assets	$39,907	$83,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,844	$10,004
Borrowings under line of credit	600	—
Accrued expenses and other current liabilities	5,707	6,110
Deferred revenue	3,852	3,205

Total current liabilities	18,003	19,319

Long-term debt	8,796	8,796
Deferred revenue and other long-term liabilities	876	312
Deferred tax liability, net	536	1,227

Total liabilities	28,211	29,654

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 14,961,707 and 14,479,678 shares issued and outstanding	1	1
Additional paid-in capital	57,484	56,771
Accumulated deficit	(46,311)	(3,579)
Accumulated other comprehensive income	522	241

Total stockholders’ equity	11,696	53,434

Total liabilities and stockholders’ equity	$39,907	$83,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$16,882	$14,718	$50,441	$42,115

Operating expenses:
Cost of revenue	11,937	10,142	35,571	29,179
Selling, general and administrative expense	4,510	4,490	14,223	13,720
Employee termination cost and non-recurring items	—	—	—	3,155
Impairment of goodwill and intangible assets	41,854	—	41,854	—
Depreciation and amortization	435	727	1,812	2,057

Total operating expenses	58,736	15,359	93,460	48,111

Operating loss	(41,854)	(641)	(43,019)	(5,996)

Other income (expense):
Interest expense, net	(203)	(204)	(602)	(486)
Other income (expense), net	—	3	1	13

Total other income (expense)	(203)	(201)	(601)	(473)

Loss before income taxes	(42,057)	(842)	(43,620)	(6,469)

Benefit from income taxes	(433)	(323)	(888)	(718)

Net loss	$(41,624)	$(519)	$(42,732)	$(5,751)

Net loss per share — basic and diluted	$(2.78)	$(0.04)	$(2.88)	$(0.48)

Weighted average shares — basic and diluted	14,959,715	11,935,736	14,835,224	11,908,079

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
 (Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2007	14,479,678	$1	$56,771	$(3,579)	$241	$53,434

Share-based compensation for options issued to employees	—	—	130	—	—	130

Share-based compensation for restricted stock issued to employees	534,436	—	612	—	—	612

Repurchase of restricted stock	(54,399)	—	(29)	—	—	(29)

Comprehensive loss:
Net loss	—	—	—	(42,732)	—	(42,732)
Change in accumulated foreign currency gain on translation	—	—	—	—	281	281

Comprehensive loss						(42,451)

Balance, September 30, 2008	14,959,715	$1	$57,484	$(46,311)	$522	$11,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(42,732)	$(5,751)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,812	2,057
Shared-based compensation	742	1,123
Deferred income taxes	(691)	(649)
Impairment of goodwill and intangible assets	41,854	—

Changes in operating assets and liabilities:
Accounts receivable, net	(2,702)	1,340
Other assets	100	776
Accounts payable	(1,774)	(967)
Accrued expenses and other liabilities	1,022	1,003

Net cash used in operating activities	(2,369)	(1,068)

Cash Flows from Investing Activities:
Redemption of certificates of deposit	—	138
Purchases of property and equipment	(581)	(296)

Net cash used in investing activities	(581)	(158)

Cash Flows from Financing Activities:
Repurchase of restricted stock	(29)	—
Borrowing on line of credit	600	—
Repayment on notes payable	—	(551)

Net cash provided by (used in) financing activities	571	(551)

Effect of exchange rate changes on cash	197	55

Net decrease in cash and cash equivalents	(2,182)	(1,722)

Cash and cash equivalents at beginning of period	3,333	3,779

Cash and cash equivalents at end of period	$1,151	$2,057

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
GTT is a multi-network operator which provides customers with high-capacity communications network solutions, dedicated managed data networks and other value-added telecommunications services in over 70 countries.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit (i.e., current liabilities exceed current assets) of approximately $6.6 million as of September 30, 2008. Historically the combined operations of the acquired companies have not been cash flow positive; and net cash used in operations for the Company during the nine months ended September 30, 2008 was $2.4 million.
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
Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and available credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for a period of at least twelve months from the balance sheet date. The Company’s current planned cash requirements are based upon certain assumptions, including its ability to manage expenses, and maintain and grow revenue through sales to new and existing customers. The Company expects to incur expenses including provider fees, employee compensation, consulting and professional fees, sales and marketing expense, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on March 27, 2008 and Form 10-K/A filed on November 12, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year 2008 or for any other interim period. The December 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Changes in Accounting Policies
There have been no significant changes in the Company’s significant accounting policies as of September 30, 2008 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2007 Annual Report.
Goodwill and Intangible Assets
Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.
A two-step approach is required to test goodwill for impairment. The first step tests for impairment by applying fair value-based tests. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.
The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2008 and concluded that an impairment existed. We recorded an impairment charge to goodwill in the amount of $38.9 million. As of September 30, 2008 our goodwill balance is $22.0 million (see Note 7).
Intangible assets are assets that lack physical substance, and are accounted for in accordance with SFAS No. 142 and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2008, we determined that certain of our intangible assets were impaired. We recorded an impairment charge to intangible assets in the amount of $2.9 million. Our intangible asset balance as of September 30, 2008 is $4.4 million (see Note 7).

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
Stock Options
During the three and nine months ended September 30, 2008, the Company recognized compensation expense of $39,521 and $130,226, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. Consultant options are accounted for in accordance with Emerging Issues Task Force issue no. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services; the Company adjusts the value of the warrant to fair value at each measurement date through the date of vesting.
During the three months ended September 30, 2008, the Company granted 42,500 stock options with a total fair value of $17,000. During the nine months ended September 30, 2008, the Company granted 303,000 stock options with a total fair value of $124,000.
Restricted Stock
The Company has granted restricted stock to certain employees and members of its Board of Directors, who elected to be paid a portion of their annual fees in restricted stock. During the three and nine months ended September 30, 2008, the Company recognized compensation expense of $339,967 and $611,878, respectively, related to restricted stock, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2008, the Company granted 15,000 shares of restricted stock with a total fair value of $7,800. During the nine months ended September 30, 2008, the Company granted 551,400 shares of restricted stock with a total fair value of $341,500.
NOTE 4 — DEBT
As of September 30, 2008, long-term debt consisted of $8.8 million of notes payable, described below:

(in thousands)
September 30, 2008

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
On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial covenants. As of September 30, 2008, the Company had borrowed $600,000 under the credit facility.
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
Activities related to the Company’s restructuring charges and accruals during the nine months ended September 30, 2008 are summarized as follows:

	Total charges net of	Accrued unpaid	Cash used during the	Accrued unpaid
	reversals recorded	balance at	nine months ended	balance at
	during 2007	December 31, 2007	September 30, 2008	September 30, 2008
Severance	$2,137,706	$783,583	$783,583	$—
Other	88,779	84,347	24,494	59,853

Total restructuring	$2,226,485	$867,930	$808,077	$59,853

NOTE 6 — INCOME TAXES
The Company’s income tax benefit for the three and nine months ended September 30, 2008 includes $0.2 million and $0.7 million, respectively, related to amortization of the deferred tax liability associated with its amortizable intangible assets. For the three and nine months ended September 30, 2007, the Company’s income tax benefit includes $0.3 million and $0.7 million, respectively, related to amortization of the deferred tax liability.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
A two-step approach is required to test goodwill for impairment (see Note 1). During the third quarter of 2008, we completed our annual goodwill impairment testing in accordance with SFAS No. 142. As part of step one, we considered three methodologies to determine the fair-value of our entity:
•	A market capitalization approach, which measures our market capitalization at the measurement date.
•
A discounted cash flow approach, which entails determining fair value using a discounted cash flow methodology. This method requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, and other assumptions.

•	A guideline company approach, which entails analysis of comparable, publicly traded companies.
Each of these methodologies we believe has merit in estimating the value of our goodwill. We accordingly employed each of these three methodologies in our analysis.
The Company tested its goodwill during the third quarter of 2008 and concluded that an impairment existed. Three changes in circumstances led to the finding of impairment:
•	The Company’s stock price and market capitalization has declined;
•	Valuation estimates based on analysis of comparable companies declined;
•	The Company’s estimated cost of capital has increased.
The Company concluded that an impairment charge of $38.9 million should be recognized. This is a noncash charge and has been recognized in the third quarter of 2008.
The change in goodwill for the nine months ended September 30, 2008 is as follows:

2008
(in thousands)
Beginning balance, January 1, 2008	$60,920
Impairment of goodwill	(38,920)

Ending balance, September 30, 2008	$22,000

During the third quarter of 2008, we further determined that those changes in circumstances that led to impairment of goodwill, as described above, also indicated that the carrying amount of certain intangible assets may not be recoverable. We analyzed these assets in accordance with SFAS No. 144 and concluded that a $2.9 million impairment charge should be recognized.
The change in intangible assets for the nine months ended September 30, 2008 is as follows:

2008
(in thousands)
Beginning balance, January 1, 2008	$8,801
Amortization	(1,482)
Impairment	(2,934)

Ending balance, September 30, 2008	$4,385

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
As of September 30, 2008, GTT has purchase agreements with over 150 suppliers and access to more than 100,000 network points of presence worldwide. GTT leverages a deep and broad set of carriers, network facilities, and technologies. We have also developed a proprietary suite of network design software to analyze and identify the best available network options for our customers. These assets enable us to provide unique, customized solutions for each customer, which are independent from the traditional fixed network constraints of individual carriers. This positions GTT to maintain a scalable, capital-efficient business model aligned with our customers’ network connectivity, reliability, and cost-savings objectives.
Revenues, Lines of Business, and Principal Services
The Company’s focus is on the delivery of customized, cost-efficient telecommunications solutions. We do not own a network, but rather identify what we consider to be the best choices available (based upon factors such as technology, cost, and other operational considerations) from a variety of vendors in providing data networking solutions to customers.
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
Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of September 30, 2008, the Company had 82 employees, and employment costs comprised approximately 17% of total operating expenses for the nine months ended September 30, 2008.
Locations of Offices and Origins of Revenue
We are headquartered just outside Washington, DC, in McLean, Virginia, and we have offices in London, England; Düsseldorf, Germany; and Paris, France. For the nine months ended September 30, 2008, approximately 49% of our consolidated revenue was earned from operations based in the United States. Approximately 36% of our revenues were generated from operations based in the United Kingdom, 14% from operations in Germany, and 1% from the rest of the world.
Critical Accounting Policies and Estimates
There have been no significant changes in the Company’s significant accounting policies as of September 30, 2008 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2007 Annual Report on Form 10-K.
Results of Operations of the Company
The following table contains certain data from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and the comparable periods in 2007. The information in this table should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Amounts in thousands)			(Amounts in thousands)

Revenue	$16,882	$14,718	14.7%	$50,441	$42,115	19.8%
Cost of revenue	11,937	10,142	17.7%	35,571	29,179	21.9%

Gross margin	4,945	4,576	8.1%	14,870	12,936	15.0%
	29%	31%		29%	31%

Selling, general and administrative expenses, depreciation and amortization	4,945	5,217	-5.2%	16,035	15,777	1.6%
Nonrecurring impairment charges, employee termination cost and other non-recurring items	41,854	—		41,854	3,155

Operating loss	$(41,854)	$(641)		$(43,019)	$(5,996)

Net loss	$(41,624)	$(519)		$(42,732)	$(5,751)

Foreign exchange. Revenue and expenses for the three and nine month periods ended September 30, 2008 were reduced in comparison to the comparable periods of 2007 due to changes in the foreign exchange rate of the British Pound Sterling to the U.S. Dollar. The year to date average exchange rate of the British Pound Sterling to U.S. Dollar decreased 1.9%, from 1.9872 on September 30, 2007 to 1.9489 on September 30, 2008.

Revenues. Revenues for the three and nine months ended September 30, 2008 were $16.9 million and $50.4 million, respectively, generated by both our installed base of services during the period and new sales generated by the Company’s global sales organization to both new and existing customers. Compared to the comparable periods of 2007, revenues for the three and nine months ended September 30, 2008 grew 14.7% and 19.8%, respectively. Revenue growth compared to 2007 is primarily driven by the cumulative result of our emphasis and investment in our sales force, partially offset by exchange rate changes noted above.
Cost of Revenue and Gross Margin. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. Cost of revenue for the three and nine months ended September 30, 2008 were $11.9 million and $35.6 million, respectively. Compared to the comparable periods of 2007, cost of revenue for the three and nine months ended September 30, 2008 grew 17.7% and 21.9%, respectively. Gross margin increased in total dollar amount, while it declined two percentage points as a percentage of revenue for the three and nine months ended September 30, 2008. The decrease in gross margin as a percentage of revenue during the three and nine month periods ended September 30, 2008 is due to the installation of lower margin services, partially offset by supplier credits and disputes. Exchange rate changes noted above reduce year over year growth in cost of revenue, and do not have a material effect on gross margin.
Operating Expenses, Depreciation, Amortization and Impairment Charges. Operating expenses exclusive of cost of revenue for the three and nine months ended September 30, 2008 were $46.8 million and $57.9 million, respectively, an increase over the comparable periods of 2007. The primary cause of the increase was the $41.9 million non-cash loss generated by the impairment of the goodwill and intangible assets recorded during the three months ended September 30, 2008. Excluding the impairment loss and other non-recurring items recognized during the comparable periods of 2007, operating expenses for the three and nine months ended September 30, 2008 were $4.9 million and $16.0 million, respectively, a decrease over the comparable three month 2007 period and a slight increase over the comparable nine month 2007 period. The decrease during the three month comparable period is the result of on-going expense management activity, partially offset by an increase in noncash compensation expense. The increase for the nine month period ending September 30, 2008 resulted from increased noncash compensation expense.

	(Amounts in thousands)
	Three months ended September 30,			Nine months ended September 30,
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)

Selling, general and administrative expenses	$4,130	$4,419	$(289)	$13,481	$13,432	$49
Noncash compensation related to stock options and restricted stock	380	71	309	742	288	454
Amortization of intangible assets	334	612	(278)	1,482	1,737	(255)
Depreciation	101	115	(14)	330	320	10

Totals	4,945	5,217	(272)	16,035	15,777	258

Nonrecurring impairment charges, employee termination cost and other non-recurring items	41,854	—	41,854	41,854	3,155	38,699

Total expenses	$46,799	$5,217	$41,582	$57,889	$18,932	$38,957

Liquidity and Capital Resources
Long-Term Debt
As of September 30, 2008, long-term debt consisted of $8.8 million of notes payable as follows:

(in thousands)
September 30, 2008

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
On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank (“SVB”), the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of September 30, 2008, Company had borrowed $600,000 under the credit facility.
Liquidity Assessment
Historically, the combined operations of the acquired companies have not been cash flow positive. Net cash used by operations for the Company was approximately $1.6 million in 2007; and cash used in operations was $2.4 million in the nine months ended September 30, 2008.
As a MNO, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is variable and provides the Company’s management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and the SVB credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for period of at least twelve months from the balance sheet date. The Company’s current planned cash requirements are based upon certain assumptions, including its ability to manage expenses, and maintain and grow revenue through sales to new and existing customers. The Company expects to incur expenses including provider fees, employee compensation, consulting and professional fees, sales and marketing expense, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, the Company may seek to borrow additional amounts against the SVB credit facility or to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. The Company may borrow up to $2 million against the SVB credit facility, and as of September 30, 3008, the Company had borrowed $600,000. Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations, current cash on hand and access to the SVB credit facility, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2008, the Company had interest expense, net of income, of approximately $0.6 million. The Company believes that its results of operations are not materially affected by changes in interest rates. For the nine months ended September 30, 2007, the Company had no material net interest income.

Exchange Rate Sensitivity
The majority of the Company’s revenues (approximately 51% for the nine months ended September 30, 2008) are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate, although this did not have a material impact on the Company’s results in the nine months ended September 30, 2008.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required financial disclosures.
We carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on this evaluation and due to material weakness existing in our internal controls as of December 31, 2007 (described below), which have not been fully remediated as of September 30, 2008, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Changes in Internal Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s management has initiated, but not completed, the steps discussed below to improve the quality of its internal control over financial reporting.
As of December 31, 2007, our management conducted an assessment of the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2007, our internal control over financial reporting was not effective at the reasonable assurance level due to the identification of several deficiencies that in combination created a material weakness.

The deficiencies resulted from on-going internal organizational changes relating to the consolidation of financial functions from multiple locations to a single location and the consolidation of the Company’s financial information technology (“IT”) systems from two systems (one from each of its acquired companies) into one system (being one of those systems). The identified deficiencies included:
•	lack of accounting procedural documentation;

•	insufficient IT systems access controls;

•	changes in staffing due to rationalization and consolidation, including reliance on temporary personnel; and

•	insufficient segregation of duties.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2008, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
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
For the year ended December 31, 2007, the Company incurred a net loss of $4.3 million, and used $1.6 million cash from operations. For the nine months ended September 30, 2008, the Company reported a net loss of $42.7 million and used cash from operations of $2.4 million. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
Our debt may hinder our growth and put us at a competitive disadvantage.
As of September 30, 2008, we had $8.8 million in debt with a scheduled maturity date of December 31, 2010. This debt may have important consequences, including the following:
•	the ability to obtain additional financing for acquisitions, working capital, investments, capital, or other expenditures could be impaired, or financing may not be available on acceptable terms;

•	a portion of our cash flow may be used to make principal and interest payments on this debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	a decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

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
Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of September 30, 2008, we had approximately $1.2 million in cash and cash equivalents and current liabilities $6.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.
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
A sizeable portion of our service revenues come from a limited number of clients. For the nine months ended September 30, 2008, our four largest customers accounted for approximately 30% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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
The current macro-economic environment in the U.S. and globally could affect our future operating results.
Through the end of the third quarter 2008, the current macro-economic environment had minimal impact on our business. However, if current conditions persist or worsen, there is risk that customer disconnections may accelerate, bad debt could increase, pricing pressure could increase and new sales may drop or be delayed due to decreased demand for our services, our customers’ cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. In addition, the worsening economy could amplify the effect on our results of normal fluctuations in our revenue, margins, and cash flows, the timing of sales, customer disputes and dispute resolutions and re-pricing of services upon contract renewals.
Failure to satisfy term or volume commitments agreed to with suppliers could affect operating margins.
From time to time, we purchase capacity under multiple-year commitments from several vendors in order to secure more competitive pricing. These multiple-year purchase commitments are not, in all cases, matched with multiple-year supply agreements to customers. In these cases, if a customer were to disconnect its service before the multiple-year term ordered from the vendor expired, and if we were unable to find another customer for the capacity, we would be subject to an early termination liability, which could adversely impact our operating margin. As of September 30, 2008, the Company’s total potential early termination liability, if all such services terminated as of that date, and if we could not obtain a waiver of termination liability (by contractual right or otherwise) with respect to such terminations, was approximately $344,000.

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
For the three months September 30, 2008, we generated approximately 51% of our revenue from business conducted outside the United States. As such, our financial results are subject to fluctuations in the exchange rates of the currencies of the countries in which we operate.
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
If our goodwill or amortizable intangible assets become further impaired we may be required to record additional significant charge to earnings.
Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the third quarter of 2008, the Company recorded impairment to goodwill and amortizable intangible assets of $38.9 million and $2.9 million, respectively. We may be required to record additional significant charges to earnings in our financial statements during the period in which any further impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of September 30, 2008, funds associated with Cannell Capital LLC owned 3,317,016 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2008, without taking into account their unexercised warrants, these funds would beneficially own approximately 22.2% of our common stock. In addition, as of September 30, 2008, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 29.9% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS
The items listed in the Exhibit Index, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of the Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit
Number		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President, Chief Executive Officer and Interim Chief Financial Officer
Date: November 13, 2008

EXHIBIT INDEX

Exhibit
Number		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith