Form 10-K
period 2008-12-31
Global Telecom & Technology, Inc.
filed 2009-03-27
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (7,102,986 shares) based on the $0.56 closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2008, was approximately $3,977,672. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2009 there were outstanding 14,992,840 shares of the registrant’s common stock, par value $.0001 per share.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Global Telecom & Technology, Inc., with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, Global Telecom & Technology, Inc., which we refer to as “we”, “us” or “our” and in some cases, “GTT” or the “Company”, also provides forward-looking statements in other materials GTT releases to the public or files with the United States Securities & Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause GTT’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to obtain capital;

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	technological developments and changes in the industry;

•	our ability to complete acquisitions or divestures and to integrate any business or operation acquired;

•	our ability to overcome significant operating losses; and

•	general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this report could have a material adverse effect on our business and our results of operations.

Unless the context otherwise requires, when we use the words ‘‘the Company,” “GTT,” “we,” “us,” or “our Company” in this Form 10-K, we are referring to Global Telecom & Technology, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Global Telecom & Technology, Inc.

PART I

ITEM 1.	BUSINESS

Background

Global Telecom and Technology, Inc., or GTT, is a global network integrator that provides its clients with a broad portfolio of wide-area network and wireless mobility services. With over 800 worldwide supplier relationships, GTT combines multiple networks and technologies to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances client performance through our proprietary systems, comprehensive project management and 24x7 operations support.

Headquartered just outside Washington, D.C. in McLean, Virginia with offices in London and Dusseldorf, GTT provides service to more than 300 enterprise, government, and carrier clients in over 70 countries, worldwide.

GTT was incorporated in Delaware on January 3, 2005 under the name Mercator Partners Acquisition Corp. On October 15, 2006, the Company acquired the outstanding capital stock of both Global Internetworking, Inc., or GII, and European Telecommunications & Technology Limited, or ETT. We refer to the acquisitions of GII and ETT herein collectively as the “Acquisitions.” GII and ETT were both founded in 1998, and prior to the Acquisitions, each company’s primary business was the design, delivery, and management of data networks and value-added services. In 2007, the Company completed the consolidation and integration of GII and ETT into GTT.

Our Services

We provide wide-area data networking services and mobility services.

Our Customers

Our customer base includes direct enterprise customers (including government agencies) and telecommunications carriers.

As of December 31, 2008, our customer base was comprised of over 300 businesses. These customers included Global 500 companies, some of which are in the global banking, manufacturing, communications, and media industries. For the year ended December 31, 2008, no single customer accounted for more than 12% of our total consolidated revenues. Our four largest customers accounted for approximately 36% of consolidated revenues during the same period.

We provide services in over 70 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.

For the year ended December 31, 2008, approximately 51% of our revenue was attributable to our operations based in the United States, 35% was attributable to operations based in the United Kingdom, 13% was attributable to operations based in Germany, and 1% was attributable to other countries.

Our customer contracts for network services and support are generally for initial terms of one to three years, with some contracts calling for terms in excess of five years. Following the initial terms, these agreements typically provide for renewal automatically for specified periods. Our prices are fixed for the duration of the contract, and we typically bill in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically require full recovery of any amounts due for the remainder of the term (or at a minimum, our liability to the underlying suppliers).

Our Suppliers

As of December 31, 2008, we had agreements with over 180 national and international suppliers from whom we source bandwidth and other services to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts. For example, on many point-to-point private line connections we may contract with three different suppliers, such as an access supplier at each end of the connection and a third network services provider for the long-haul connection between them.

Our supplier management teams interact with our suppliers to acquire updated pricing and network asset information and negotiate purchase agreements when appropriate. In some cases, we have electronic interfaces into our suppliers’ pricing systems to provide our customers with real time pricing updates. These supplier management teams are constantly seeking out strategic partnerships with new carriers, negotiating favorable terms on existing contracts, and looking to expand each supplier’s product portfolio. These partnerships are reflected in long-term contracts, commonly referred to as Master Service Agreements. All of these efforts are aimed at providing greater choice, flexibility, and cost savings for our customers. We are committed to using high-quality suppliers, and our supplier management teams continually monitor supplier performance.

Sales and Marketing

Because our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We therefore sell our services largely through a direct sales force located across the globe, with principal concentration in the United States, the United Kingdom, and Germany. Most of our sales representatives have many years of experience in selling to multinational corporations, enterprises, service providers, and carriers. We also employ several sales engineers to provide presales support to our sales representatives. The average sales cycle can be as little as two to six weeks for existing customers and three to six months or longer for larger new customers.

Our sales and marketing efforts are focused on generating new business opportunities through industry contacts, new product offerings, and long-term relationships with new and existing customers. Our sales activities are specifically focused on recruiting seasoned industry experts with deep ties to the direct enterprise and carrier markets, building relationships with our new clients, and driving sales performance within existing accounts. Our marketing activities are designed to generate awareness and familiarity of our value proposition with our target accounts, develop new products to meet the needs of our customer base, and communicate our successes externally to our target accounts, thereby reinforcing our value proposition among our customers’ key decision makers.

Operations

Our operations consist of three parts: global project management, our global Network Operations Center, or NOC, and Information and Communications Technology, or ICT. Global project management assures the successful implementation of a customer’s service after the sale. A project manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed. The NOC receives, prioritizes, tracks, and resolves any network outages or other customer needs, along with provisioning and testing of new services. ICT manages all internal data, voice, and IT requirements, and provides additional customer service support to the NOC, project management and sales teams.

Competition

Our competition consists primarily of traditional, facilities-based providers, including companies that provide network connectivity principally within one continent or geographical region, such as Level 3, Qwest, KPN, XO Communications, and COLT. We also compete against carriers who provide network connectivity on a multi-continent, or global basis, such as Verizon Business, AT&T, British Telecom, NTT and Deutsche Telekom.

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

Federal Regulation

Generally, the FCC has chosen not to heavily regulate the charges or practices of non-dominant carriers. For example, we are not required to tariff the interstate inter-exchange private line services we provide, but need only to post terms and conditions for such services on our website. In providing certain telecommunications services, however, we may remain subject to the regulatory requirements applicable to common carriers, such as providing services at just and reasonable rates, filing the requisite reports, and paying regulatory fees and contributing to universal service. The FCC also releases orders and takes other actions from time to time that modify the regulations applicable to services provided by carriers such as us; these orders and actions can result in additional (or reduced) reporting or payments requirements, or changes in the relative rights and obligations of carriers with respect to services they provide to each other or to other categories of customers. These changes in regulation can affect the services that we procure and/or provide and, in some instances, may affect demand for or the costs of providing our services.

State Regulation

The Telecommunications Act of 1996, as amended generally prohibits state and local governments from enforcing any law, rule, or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. Generally, each carrier must obtain and maintain certificates of authority from regulatory bodies in states in which it offers intrastate telecommunications services. In most states, a carrier must also file and obtain prior regulatory approval of tariffs containing the rates, terms and conditions of service for its regulated intrastate services. A state may also impose telecommunications regulatory fees, fees related to the support for universal service, and other costs and reporting obligations on providers of services in that state. We are currently authorized to provide intrastate services in more than 20 states and the District of Columbia as an interexchange carrier and/or a competitive local provider.

Foreign Regulation

Generally, the provisioning to U.S. customers of international telecommunications services originating or terminating in the United States is governed by the FCC. In addition, the regulatory requirements to operate within a foreign country or to provide services to customers within that foreign country vary from jurisdiction to jurisdiction, although in some respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. As opportunities arise in particular nations, we may need to apply for and acquire various authorizations to operate and provide certain kinds of telecommunications services. Although some countries require complex applications procedures for authorizations and/or impose certain reporting and fee payment requirements, others simply require registration with or notification to the regulatory agency, and some simply operate through general authorization with no filing requirement at all.

Intellectual Property

We do not own any patent registrations, applications or licenses. We maintain and protect trade secrets, know-how, and other proprietary information regarding many of our business processes and related systems and databases. We hold United States trademark registrations for our former Global Internetworking brand, our “POP2POP” mark, and for our “GTT Client Portalsm”.

Employees

As of December 31, 2008, we had a total of 65 employees.

Executive Officers

Our executive officers and their respective ages and positions as of March 1, 2009 are as follows:

H. Brian Thompson, 69, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer since February 2007. From January 2005 to October 2006, Mr. Thompson also served as our Chief Executive Officer. Since January 2003, Mr. Thompson also has been the Chairman of Comsat International, one of the largest independent telecommunications operators serving Latin America. Mr. Thompson has also been the Chief Executive Officer of Universal Telecommunications, Inc., a private equity investment and advisory firm, focused on consolidations and start-up companies in the communications industry, since he formed it in June 1991. Since October 1998, Mr. Thompson has also served as the Co-Chairman for the Americas of the Global Information Infrastructure Commission, a multinational organization comprised of international communication industry professionals. From March 1999 to September 2000, Mr. Thompson was Chairman and Chief Executive Officer of Global TeleSystems, Inc. (formerly Global TeleSystems Group, Inc.), a provider of broadband, internet and voice services, serving businesses and carriers throughout Europe. Mr. Thompson currently serves as a member of the board of directors of the following public companies: Sonus Networks, Inc. (NASDAQ: SONS), United Auto Group Inc. (NYSE: UAG), Axcelis Technologies, Inc. (NASDAQ: ACLS), and Bell Canada International, Inc. (NEX: BI.H). Mr. Thompson serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson received a Bachelor of Science from the University of Massachusetts and an Master of Business Administration from Harvard Business School and holds an undergraduate degree in Chemical Engineering from the University of Massachusetts.

Richard D. Calder, Jr., 44, has served as our President, Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006 Mr. Calder served as President & Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder helped to co-found Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Prior to co-founding Go Communications, Mr. Calder held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.

Eric Swank, 41, has served as our Chief Financial Officer since February 2009. Prior to joining us, Mr. Swank served as the Treasurer and Senior Vice President of Finance at Mobile Satellite Ventures (now SkyTerra Communications), a publicly-held, Reston, Virginia-based developer and supplier of mobile satellite communications services from November 2001 to April 2008. From 1994 to 2001, Mr. Swank served in various positions, including Director, Corporate Development and Investor Relations, and Vice President, Corporate Planning and Investor Relations, at Motient Corporation (now TerreStar Corporation), a publicly-held, Reston, Virginia-based integrated mobile satellite and terrestrial communications network provider. Prior to joining Motient, from 1989 to 1994, Mr. Swank served as Director, Operations and Manager, Business Development for C-Tec Corporation, a diversified telecommunications holding company organized to hold Commonwealth Telephone Inc. and other non-regulated telecommunications businesses. Mr. Swank received a Bachelor’s degree in Finance from King’s College.

Chris McKee, 40, has served as our General Counsel and Secretary since May 2008. Prior to joining us, Mr. McKee served as the Vice President and General Counsel of StarVox Communications, Inc. from June, 2007 to April 2008. From 2005 to 2007, Mr. McKee was the Vice President and Assistant General Counsel of Covad Communications Group Inc., a publicly held San Jose, California-based broadband provider of integrated voice and data communications nationwide. Prior to joining Covad, from 2002 to 2005, Mr. McKee served as Executive Director of Legal and Regulatory Affairs for XO Communications, Inc., a publicly held Reston, Virginia-based broadband provider of integrated voice and data communications nationwide. Mr. McKee previously, from 1998 to 2002, served as Deputy General Counsel of Net2000 Communications Inc., a publicly traded Herndon, Virginia-based telecommunications services provider. Prior to that, from 1994 to 1998, Mr. McKee was an associate at Washington, D.C.-based law firms Dickstein Shapiro LLP and Dow Lohnes PLLC. Mr. McKee received a Bachelor’s degree from Colby College and a Juris Doctor from Syracuse University.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the SEC website at www.sec.gov and on our website at www.gt-t.net as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Below are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or telecommunications and/or technology companies in general, may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Business and Operations

Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, we generated a loss from operations during 2008. We may continue to generate losses in the future.

For the years ended 2008 and 2007, the Company incurred net losses of $42.4 million and $4.3 million, respectively, and operating losses of $42.9 million and $6.6 million, respectively. Prior to the Acquisitions, the Company’s predecessor entities also experienced net losses and operating losses for the prior several fiscal years. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of December 31, 2008, we had approximately $5.8 million in cash and cash equivalents and current liabilities $6.0 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.

The current macro-economic environment in the U.S. and globally could adversely affect our future operating results.

As the recent global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted and a severe global recession now appears likely. Although through the end of 2008 the current macro-economic environment had minimal impact on our business, if current conditions persist or worsen, there is risk that customer disconnections may accelerate, bad debt could increase, pricing pressure could increase and new sales may drop or be delayed due to decreased demand for our services, our customers’ cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. In addition, the worsening economy could amplify normal fluctuations in our revenue, margins, and cash flows, the timing of sales, customer disputes and dispute resolutions and re-pricing of services upon contract renewals. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and make decisions about future investments. Additionally, many of the effects and consequences of the global financial crisis and a broader economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the Company’s ability to raise additional capital if needed, or otherwise negatively impact the Company’s business and financial results.

We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.

For the year ended December 31, 2008, our four largest customers accounted for approximately 36% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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

The industry in which we operate is consolidating, which is increasing the size and scope of our competitors. Competitors could benefit from assets or businesses acquired from other carriers or from strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined in recent years and may continue to decline.

Many of our potential competitors have certain advantages over us, including:

•	substantially greater financial, technical, marketing, and other resources, including brand or corporate name recognition;

•	substantially lower cost structures, including cost structures of facility-based providers who have reduced debt and other obligations through bankruptcy or other restructuring proceedings;

•	larger client bases;

•	longer operating histories;

•	more established relationships in the industry; and

•	larger geographic presence.

Our competitors may be able to use these advantages to:

•	develop or adapt to new or emerging technologies and changes in client requirements more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	enter into strategic relationships to rapidly grow the reach of their networks and capacity;

•	devote greater resources to the marketing and sale of their services;

•	adopt more aggressive pricing and incentive policies, which could drive down margins; and

•	expand their offerings more quickly.

If we are unable to compete successfully against our current and future competitors, our revenues and gross margins could decline and we would lose market share, which could materially and adversely affect our business.

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

The Company’s financial results could be adversely affected if the Company were unable to purchase extended service from a supplier at a cost sufficiently low to maintain the Company’s margin for the remaining term of its commitment to a customer. While the Company has not encountered material price increases from suppliers with respect to continuation or renewal of services after expiration of initial contract terms, the Company cannot be certain that it would be able to obtain similar terms and conditions from suppliers. In most cases where the Company has faced any price increase from a supplier following contract expiration, the Company has been able to locate another supplier to provide the service at a similar or reduced future cost; however, the Company’s suppliers may not provide services at such cost levels in the future.

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

System disruptions could cause delays or interruptions of our service due to terrorism, natural disasters and other events beyond our control, which could cause us to lose customers or incur additional expenses.

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

Our business is characterized by long sales cycles, which are often in the range of 60 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer, which investment may not result in near term, if any, revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenues in a timely manner, our operating results could be materially and adversely affected.

Because much of our business is international, our financial results may be affected by foreign exchange rate fluctuations.

Approximately 49% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

If our goodwill or amortizable intangible assets become further impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the year ending December 31, 2008, the Company recorded impairment to goodwill and amortizable intangible assets of $41.9 million in aggregate. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

If we do not continue to train, manage and retain employees, clients may reduce purchases of services.

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

Risks Relating to Our Indebtedness

We are obligated to repay several debt instruments that mature during 2010. If we are unable to raise additional capital or to renegotiate the terms of that debt, we may be unable to make the required principal payments with respect to one or more of these debt instruments.

In the aggregate, we are obligated to pay approximately $4.8 million in principal, plus accrued interest, in December 2010 with respect to promissory notes we issued in November 2007. In addition, we are obligated to pay $4.0 million in principal, plus accrued interest, with respect to an additional set of promissory notes issued to the former GII shareholders that also mature in December 2010. We are also obligated to pay accrued interest on several earlier dates with respect to the latter set of promissory notes. If we are unable to raise additional capital or arrange other refinancing options, we may be unable to make the principal payments and/or payments of accrued interest when due with respect to one or more of these promissory notes.

Our failure to comply with covenants in our credit facility could result in our indebtedness being immediately due and payable and the loss of our assets.

In March 2008 we entered into a credit facility with an affiliate of Silicon Valley Bank. This credit facility is secured by a pledge of substantially all of our assets, as well as by a pledge of 67% of the capital stock of our U.K. subsidiary. If we fail to pay any of our indebtedness under this credit facility when due, or if we breach any of the other covenants in the credit facility, it may result in one or more events of default. An event of default under our credit facility would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.

Our failure to renew our credit facility on terms acceptable to the Company, if at all, could result in the loss of future borrowing capacity and/or higher costs to maintain or access the borrowing capacity.

As of March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009. If the facility is not either renewed on revised terms that are acceptable to both Silicon Valley Bank and the Company, or further extended by Silicon Valley Bank on existing terms, the Company could lose access to this borrowing capacity or incur higher costs to maintain and access such borrowing capacity.

Our debt may hinder our growth and put us at a competitive disadvantage.

As of December 31, 2008, the outstanding principal indebtedness of the Company was $8.8 million. The aggregate repayment of principal and interest on the Company’s indebtedness for the year ended December 31, 2008 was $120,000, and we estimate aggregate debt service in 2009 to be $320,000. This debt may have important consequences, including the following:

•	the ability to obtain additional financing for acquisitions, working capital, investments, and capital or other expenditures could be impaired, or financing may not be available on acceptable terms;

•	a portion of our cash flow will be used to make principal and interest payments on this debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to our operations;

•	if we do not have enough cash flow in the future to make interest or principal payments on this debt, we may be required to refinance all or a portion of this debt, or to raise additional capital, which refinancing or additional capital might not be available on acceptable terms, if at all; and

•	substantial debt may make us more vulnerable to a downturn in our business or the economy generally.

Risks Related to our Common Stock and the Securities Markets

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

In connection with our initial public offering, we issued warrants to purchase up to 16,330,000 shares of common stock. Certain of our former and current officers and directors and/or certain of their affiliates also hold warrants to purchase up to 4,950,000 shares of common stock for a price of $5.00 per share. We also issued an option to purchase 25,000 Series A units (each now representing two shares of common stock, five Class W warrants, and five Class Z warrants) and/or 230,000 Series B units (each now representing two shares of common stock, one Class W warrant, and one Class Z warrant) to the representative of the underwriters of our initial public offering which, if exercised, would result in the issuance of an additional 710,000 warrants. In connection with the purchase of GII, we have issued warrants to the former shareholders of that company to purchase an additional 2,900,000 shares of our common stock. The sale, or even the possibility of sale, of the shares underlying the warrants and the exercise of any purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, stockholders may experience dilution to their holdings.

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

Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of December 31, 2008, funds associated with Cannell Capital LLC owned 3,376,106 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on March 20, 2009 without taking into account their unexercised warrants, these funds would beneficially own approximately 22.5% of our common stock. In addition, as of March 20, 2009, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 30.0% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

GTT is headquartered in McLean, Virginia. The Company leases facilities in McLean as well as in London, England; Düsseldorf, Germany; and Paris, France.

GTT’s corporate headquarters facility in McLean is subject to a ten-year lease expiring on December 31, 2014. The lease with respect to the London office expired on June 23, 2008, and the Company negotiated an option to terminate the lease on that date in conjunction with signing a new lease on a different floor of the same building. The new lease expires on June 20, 2012. GTT does not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings. From time to time, however, we or our operating companies may be a party to other various legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or consolidated results of operations or cash flows. However, we cannot provide assurance that any adverse outcome would not be material to our consolidated financial position or consolidated results of operations or cash flows.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol GTLT, and our Class W warrants and Class Z warrants trade under the symbols GTLTW and GTLTZ, respectively.

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

	Common		Class W		Class Z
	Stock		Warrants		Warrants
	High	Low	High	Low	High	Low

2007
First Quarter	$3.48	$1.75	$0.52	$0.26	$0.46	$0.18
Second Quarter	$2.50	$1.69	$0.37	$0.27	$0.38	$0.21
Third Quarter	$2.35	$1.20	$0.35	$0.23	$0.24	$0.07
Fourth Quarter	$1.85	$1.02	$0.12	$0.04	$0.26	$0.11
2008
First Quarter	$1.10	$0.33	$0.05	$0.03	$0.10	$0.02
Second Quarter	$0.75	$0.40	$0.05	$0.04	$0.14	$0.06
Third Quarter	$0.65	$0.33	$0.04	$0.01	$0.05	$0.01
Fourth Quarter	$0.59	$0.26	$0.01	$0.00	$0.03	$0.01

As of March 25, 2009 there were approximately 34 holders of record of our common stock, 14 holders of record of our Class W warrants, and 14 holders of record of our Class Z warrants.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company

The following discussion and analysis should be read together with the Company’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Statement Regarding Forward-Looking Statements” on page 1 hereof, which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.

Overview

Global Telecom and Technology, Inc., or GTT, is a global network integrator that provides its clients with a broad portfolio of wide-area network and wireless mobility services. With over 800 worldwide supplier relationships, GTT combines multiple networks and technologies to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances client performance through our proprietary systems, comprehensive project management and 24x7 operations support.

The Company sells through a direct sales force on a global basis. The Company generally competes with large, facilities-based providers and other services providers in each of our global markets. As of December 31, 2008, our customer base was comprised of over 300 businesses. Our four largest customers accounted for approximately 36% of consolidated revenues during the year ended December 31, 2008.

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

Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business. As such, the Company considers its contracts with its suppliers to be normal purchases, according to the criteria in paragraph 10(b) of SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,” as amended.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2008, the Company had 65 employees, and employment costs comprised approximately 17% of total operating expenses for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to its accompanying consolidated financial statements. The Company considers the following accounting policies to be those that require the most significant judgments and estimates in the preparation of its consolidated financial statements, and believes that an understanding of these policies is important to a proper evaluation of the reported consolidated financial results.

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

Non-recurring fees, Deferred Revenue.  Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenues earned for providing provisioning services in connection with the delivery of recurring communications services are recognized ratably over the contractual term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed proportionally over the contractual term of service in the same manner as the deferred revenue arising from that contract. Deferred costs do not exceed deferred upfront fees. Due to its limited operating history, the Company believes the initial contractual term is the best estimate of the period of earnings.

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

These disputes with suppliers generally fall into three categories: pricing errors, network design or disconnection errors, and taxation and regulatory surcharge errors. In the instances where the billed amount exceeds the applicable contractual rate, the Company does not accrue the full face amount of obvious billing errors in accounts payable because to do so would present a misleading and confusing picture of the Company’s current liabilities by accounting for liabilities that are erroneous based upon a detailed review of objective evidence. If the Company ultimately pays less than the corresponding accrual in resolution of an erroneously over-billed amount, the Company recognizes the resultant decrease in expense in the period in which the resolution is reached. If the Company ultimately pays more than the corresponding accrual in resolution of an erroneously billed amount, the Company recognizes the resultant expense increase in the period in which the resolution is reached and during which period the Company makes payment to resolve such account.

Although the Company may dispute erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Therefore, as stated above, notwithstanding the objective nature of many of the billing errors at issue, the Company reserves an amount for potential supplier losses related to erroneous billings where the billed amount exceeds the applicable contractual rate. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. To the extent that the Company prevails with respect to a billing error, any amount in reserve that the Company is not required to pay to the supplier would represent a reduction to the Company’s cost of revenue during the period in which the resolution is reached. As of December 31, 2008, the Company had $1.3 million in billing errors disputed with suppliers, for which we have accrued $0.4 million in liabilities.

In instances where the Company has been billed less than the applicable contractual rate, the accruals remain on the Company’s consolidated financial statements until the vendor invoices for the under-billed amount or until such time as the obligations related to the under-billed amounts, based upon applicable contract terms and relevant statutory periods in accordance with the Company’s internal policy, have passed. If the Company ultimately determines it has no further obligation related to the under-billed amounts, the Company recognizes a decrease in expense in the period in which the determination is made. Any amount in reserve that the Company is not required to pay to the supplier would represent a reduction to the Company’s cost of revenue.

Goodwill and Intangible Assets

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

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

Intangible assets are assets that lack physical substance, and are accounted for in accordance with SFAS 142 and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2008, we determined that certain of our intangible assets were impaired. We recorded an impairment charge to intangible assets in the amount of $2.9 million.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

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

Recent Accounting Pronouncements

Reference is made to Note 2 (“Significant Accounting Policies”) of the consolidated financial statements, which commence on page F-1 of this report, which Note incorporated herein by reference.

Results of Operations of the Company

Fiscal Year Ended December 31, 2008 compared to Fiscal Year Ended December 31, 2007

Overview.  The financial information presented in the table below comprises the audited consolidated financial information of the Company for the years ended December 31, 2008 and 2007.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue:
Telecommunications services sold	$66,974	$57,618
Operating expenses:
Cost of telecommunications services provided	47,567	40,180
Selling, general and administrative expense	18,226	18,143
Employee termination cost and non-recurring items	—	3,155
Impairment of goodwill and intangibles	41,854	—
Depreciation and amortization	2,211	2,737

Total operating expenses	109,858	64,215

Operating loss	(42,884)	(6,597)
Other income (expense):
Interest income (expense), net	(781)	(607)
Other income (expense), net	—	614

Total other income (expense)	(781)	7

Loss before income taxes	(43,665)	(6,590)
Benefit from income taxes	(1,291)	(2,338)

Net loss	$(42,374)	$(4,252)

Net loss per share — basic and diluted	$(2.85)	$(0.35)

Weighted average shares — basic and diluted	14,864	12,246

Revenues.  The table below presents the components of revenues for the years ended December 31, 2008 and 2007:

Geographical Revenue Source	2008	2007

United States	51%	46%
United Kingdom	35	39
Germany	13	13
Other Countries	1	2

Totals	100%	100%

Total revenue increased $9.4 million, or 16.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the Company’s investments in sales staffing during 2008 and the resulting sales and installation of additional circuit capacity for new and existing customers.

Costs of Service.  Total costs of service increased $7.4 million, or 18.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the procurement of additional circuit capacity to support new customers and growth in existing customer requirements. Cost of service increased at a higher rate than the corresponding increase in sales due to lower profit margins on new sales to large corporate and government accounts as compared to the Company’s existing contract base.

Selling, General and Administrative Expenses.  SG&A increased $0.1 million, or 0.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.5 million, or 19.2%, to $2.2 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. The net decrease was primarily due to reduction in amortization expense resulting from the impairment of the Company’s intangible assets in the third quarter of 2008.

Impairment of goodwill and intangible assets.  Impairment of goodwill and intangible asset expense increased $41.9 million to $41.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. The net increase was the result of a determination by the Company during 2008 that certain of its intangible assets were impaired. As a result, the Company recorded an impairment charge to goodwill in the amount of $38.9 million, and an impairment charge to intangible assets of $2.9 million in the third quarter of 2008.

Interest Expense.  Interest expense increased $0.2 million, or 28.7%, to $0.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The net increase was primarily due to the recognition of a full year of interest on the Company’s convertible notes payable issued in November 2007, less interest on promissory notes outstanding during 2007 that were retired in the course of a series of transactions in November 2007, as well as interest on draw-downs against the Company’s line of credit during the third and fourth quarter of 2008.

Employee Termination Cost and Non-recurring Items.  Employee termination costs and other non-recurring expenses decreased from $3.2 million for the year ended December 31, 2007, to $0 million year ended December 31, 2008. During 2007, the Company implemented various organizational restructuring plans to reduce its operating expenses, centralize management and decision making and strengthen both its competitive and financial positions. The restructuring plans reduced non-sales general and administrative functions that were determined to be redundant or inconsistent with the Company’s growth strategy. Restructuring charges were recorded during the year ended December 31, 2007 of $2.2 million and final payments related to this initiative were paid during 2008. Other non-recurring costs incurred during 2007 include $0.7 million associated with resolution of the share conversion process of the former Class B common stock and $0.2 million in expense related to an Acquisition adjustment.

Liquidity and Capital Resources

	December 31,	December 31,
	2008	2007

Cash and cash equivalents and short-term investments	$5,785,551	$3,333,329
Debt	$8,795,713	$8,795,713

The Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations for the next twelve months, including the repayment of indebtedness pursuant to its senior secured credit facility agreement with Silicon Valley Bank, or the SVB Credit Facility, which has been extended as of March 17, 2009 and is subject to renewal by May 16, 2009. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms, particularly in light of the general economic downturn that began in 2008 and the general reduction in lending activity by many lending institutions.

Operating Activities.  Net cash provided by operating activities was $4.2 million for the year ended December 31, 2008, reflecting a net loss of $42.4 million and a source of working capital of $2.9 million, offset by $43.7 million in non-cash operating items. The source of cash in working capital was primarily due to an overall increase in accounts receivable, due to timing of advanced billings and customer payments, offset by an increase in both accrued expenses and accounts payable. Net cash used in operating activities was $1.6 million for the year ended December 31, 2007, reflecting a net loss of $4.3 million and a source of working capital of $1.5 million offset by $1.2 million in non-cash operating items. The source of cash in working capital was primarily due to an overall decrease in accounts receivable, due to timing of advanced billings and customer payments, as well as an increase in accrued expenses.

During 2008 and 2007, we made cash payments for interest totaling $135,821 and $40,494, respectively. The increase in interest payments was a result of the full year of interest expense on notes issued during November 2008, as well as interest on draw-downs against the Company’s line of credit during the third and fourth quarter of 2008.

As a global network integrator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time, the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.

Investing Activities.  Net cash used in investing activities was $0.6 million in the year ended December 31, 2008, primarily for investments in infrastructure, leasehold improvements and software systems. Net cash provided in investing activities was $9.9 million in the year ended December 31, 2007, primarily due to the release of $10.1 million of designated cash subsequently used for the redemption of Class B common stock, the redemption of certificates of deposit held by the Company, less investments in property and equipment.

Financing Activities.  Net cash provided by financing activities was $0 for the year ended December 31, 2008 as compared to a use of $8.8 million for the year ended December 31, 2007, driven primarily by the redemption of $10.1 million of Class B common stock, the repayment of $0.6 million of notes payable, offset by the issuance of $1.9 million of new notes payable during 2007.

Effect of Exchange Rate Changes on Cash.  Effect of Exchange Rate Changes had an adverse impact on the Company’s cash flow of $1.1 million for the year ended December 31, 2008 compared to an effect of $0.0 million for the year ended December 31, 2007, due primarily to cash balances denominated in currencies that weakened against the U.S. Dollar during 2008 as well as impacts to the Company’s current assets and liabilities denominated in currencies that weakened against the U.S. Dollar.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Long-Term Debt

As of December 31, 2008, long-term debt consisted of $8.8 million in aggregate principal amount of notes payable. During the year ended December 31, 2007, through a combination of payments, amendments and restructuring, the Company reduced its total debt obligations and extended maturities until December 31, 2010. These activities are illustrated then discussed in further detail below.

		Notes Payable to	Notes Payable to
		former GII	former ETT and	Notes Payable to
	Total Debt	Shareholders	GII Shareholders	Other Investors

Debt obligation as of December 31, 2006	$10,519,167	$4,000,000	$5,916,667	$602,500
Payment of Notes Payable	(602,500)			(602,500)
November 12, 2007 Debt Restructure:
Conversion to new Notes and shares of Company common stock	(5,916,667)		(5,916,667)
Issuance of Convertible Notes Payable due December 31, 2010 to former ETT and GII shareholders	2,870,713		2,870,713
Issuance of Convertible Notes Payable due December 31, 2010 to other investors	1,925,000			1,925,000

Debt obligation as of December 31, 2007	8,795,713	4,000,000	2,870,713	1,925,000

Debt obligation as of December 31, 2008	$8,795,713	$4,000,000	$2,870,713	$1,925,000

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

On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements pursuant to which the holders of the April 2008 Notes (i) exchanged $3.5 million in aggregate principal amount of the April 2008 Notes for an aggregate of 2,570,144 shares of the Company’s common stock, and (ii) exchanged the remaining $2.4 million in aggregate principal amount of the April 2008 Notes, plus accrued interest, for $2.9 million aggregate principal amount of the 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”). All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010. In addition, on November 13, 2007, the Company sold an additional $1.9 million of December 2010 Notes to certain accredited investors including approximately $1.7 million of December 2010 Notes to certain members of the Company’s board of directors and entities affiliated with members of the Company’s board of directors. An aggregate of $4.8 million in principal amount of the December 2010 Notes was outstanding as of December 31, 2008.

The holders of the December 2010 Notes can convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive trading days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes and the Amended Notes permit the incurrence of senior indebtedness up to an aggregate principal amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.

In addition, on November 13, 2007, the holders of the $4.0 million of promissory notes due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, as amended (the “Amended Notes”), 50% of all interest accrued during 2008 and 2009 is payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.

Short-Term Debt

On March 17, 2008, the Company entered into the SVB Credit Facility with the commercial banking division of Silicon Valley Bank Financial Group. Under terms of the SVB Credit Facility, the Company may borrow up to $2.0 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of December 31, 2008, there were no outstanding principal borrowings under the SVB Credit Facility.

On March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009. The Company and Silicon Valley Bank have entered discussions related to renewal of the facility.

Share Redemption Trust Account

In addition to the December 2010 Notes and the Amended Notes, in connection with the Acquisitions, certain holders of our then-outstanding Class B common stock voted against the Acquisitions and exercised their rights to convert their shares into cash equal to a pro-rata distribution from the trust account established to hold proceeds from our initial public offering. The actual per-share conversion price was equal to the amount in the trust account (inclusive of any interest thereon) as of two business days prior to the Acquisitions, divided by the number of Class B shares sold in the public offering, or approximately $5.35 per share. Through December 31, 2008, we had paid approximately $10.1 million to redeem 1,897,193 shares of stock and had canceled the converted shares. We do not expect to redeem any additional shares in connection with this conversion process.

Contractual Obligations and Commitments

As of December 31, 2008, the Company had total contractual obligations of approximately $41.1 million. Of these obligations, approximately $28.6 million, or 69.6%, are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Approximately $9.8 million, or 23.8%, of the total contractual obligations are associated with promissory notes issued by the Company which are due December 31, 2010.

Operating leases amount to $3.3 million, or 8.0% of total contractual obligations, which consist of building and vehicle leases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the year ended December 31, 2008, the Company had interest expense, net of income, of approximately $0.8 million. The Company believes that its results of operations are not materially affected by changes in interest rates. For the year ended December 31, 2008, the Company had no material net interest income.

Exchange Rate Sensitivity

Approximately 49% of the Company’s revenues for the year ended December 31, 2008 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9A(T).	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and “internal control over financial reporting”.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by the Company and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in the Company’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year, and quarter, ended December 31, 2008, management remediated several deficiencies that as of December 31, 2007 led to our conclusion that our internal control over financial reporting was not effective at the reasonable assurance level. These deficiencies resulted from on-going internal organizational changes relating to the consolidation of financial functions from multiple locations to a single location and the consolidation of the Company’s financial information technology (“IT”) systems from two systems (one from each of its acquired companies) into one system (being one of those systems).

In order to remediate these deficiencies, management: enhanced accounting procedural documentation; implemented a revised framework of controls and compensating controls; implemented a revised closing and post-closing process that enhances executive visibility into account-level reconciliation; and implemented changes to the accounting and finance organization designed to improve segregation of duties and completeness of the closing and reporting process. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In light of the remediation of our prior deficiencies, accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, stockholders equity and cash flows for the periods and the dates presented. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.
3	.2(1)	Amended and Restated Bylaws dated October 15, 2006.
4	.1(4)	Specimen of Common Stock Certificate of the Company.
4	.2(4)	Specimen of Class W Warrant Certificate of the Company.
4	.3(4)	Specimen of Class Z Warrant Certificate of the Company.

Exhibit
Number		Description of Document

4	.4(3)	Unit Purchase Option granted to HCFP/Brenner Securities LLC.
4	.5(3)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.5(3)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.6(1)	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10	.6(1)	Employment Agreement for Todd Vecchio, dated October 15, 2006.
10	.8(1)	Form of Lock-up letter agreement entered into by the Registrant and the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.9(4)	2006 Employee, Director and Consultant Stock Plan, as amended. On November 30, 2006, the Plan was amended to (i) change the termination date to May 21, 2016 and (ii) reflect the Company’s new corporate name.
10	.10(2)	Form of Registration Rights Agreement.
10	.11(1)	Form of Promissory Note issued to the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.12(5)	Note Amendment Agreement entered into by the Registrant and the former stockholders of Global Internetworking, Inc., dated November 13, 2007.
10	.13(6)	Form of Stock Option Agreement.
10	.14(6)	Form of Restricted Stock Agreement.
10	.15(7)	Employment Agreement for Kevin J. Welch, dated January 22, 2007.
10	.16(8)	Separation Agreement for D. Michael Keenan, dated February 23, 2007.
10	.17(9)	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10	.18(5)	Form of Exchange Agreement entered into by the Registrant and certain holders of promissory notes.
10	.19(5)	Form of 10% Convertible Unsecured Subordinated Promissory Note.
10	.20(10)	Loan and Security Agreement entered into by the Registrant, its subsidiary Global Telecom & Technology Americas, Inc. and Silicon Valley Bank, dated March 17, 2008.
10	.21(11)	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.
10	.22(12)	Employment Agreement for Eric A. Swank, dated February 2, 2009.
10	.23*	Separation Agreement for Kevin J. Welch, effective October 31, 2008.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of J.H. Cohn LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed October 19, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 30, 2006, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed November 14, 2006 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed November 14, 2007 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed April 17, 2007, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed January 24, 2007, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed May 10, 2007, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 20, 2008, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed August 4, 2008, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 5, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: March 27, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Calder, Jr. and Eric A. Swank, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 27, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard D. Calder, Jr. Richard D. Calder, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Eric A. Swank Eric A. Swank	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ H. Brian Thompson H. Brian Thompson	Chairman of the Board and Executive Chairman

/s/ S. Joseph Bruno S. Joseph Bruno	Director

/s/ Didier Delepine Didier Delepine	Director

/s/ Rhodric C. Hackman Rhodric C. Hackman	Director

Signature	Title

/s/ Howard Janzen Howard Janzen	Director

/s/ Morgan E. O’Brien Morgan E. O’Brien	Director

/s/ Theodore B. Smith, III Theodore B. Smith, III	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Global Telecom & Technology, Inc.

We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. (formerly Mercator Partners Acquisition Corp.) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2008 and 2007, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
March 23, 2009

Global Telecom & Technology, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,785,551	$3,333,329
Accounts receivable, net	8,687,005	6,236,055
Deferred contract costs	1,225,891	1,181,130
Prepaid expenses and other current assets	852,935	977,585

Total current assets	16,551,382	11,728,099
Property and equipment, net	1,302,594	841,460
Intangible assets, net	4,051,079	8,801,024
Other assets	691,820	797,560
Goodwill	22,000,000	60,920,162

Total assets	$44,596,875	$83,088,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,930,561	$10,004,095
Accrued expenses and other current liabilities	6,653,541	6,110,362
Unearned and deferred revenue	3,961,190	3,204,785

Total current liabilities	22,545,292	19,319,242
Long-term debt, less current maturities	8,795,713	8,795,713
Other long-term liabilities	906,037	158,230
Long-term deferred revenue	219,574	153,989
Deferred tax liabilities, net	—	1,227,225

Total liabilities	32,466,616	29,654,399

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 14,942,840 and 14,479,678 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,494	1,448
Additional paid-in capital	57,584,487	56,771,044
Accumulated deficit	(45,953,505)	(3,579,412)
Accumulated other comprehensive income	497,783	240,826

Total stockholders’ equity	12,130,259	53,433,906

Total liabilities and stockholders’ equity	$44,596,875	$83,088,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue:
Telecommunications services sold	$66,973,964	$57,617,651
Operating expenses:
Cost of telecommunications services provided	47,567,476	40,179,917
Selling, general and administrative expense	18,225,763	18,143,550
Employee termination cost and non-recurring items	—	3,154,950
Impairment of goodwill and intangibles	41,854,162	—
Depreciation and amortization	2,210,726	2,736,503

Total operating expenses	109,858,127	64,214,920

Operating loss	(42,884,163)	(6,597,269)
Other income (expense):
Interest income (expense), net	(780,752)	(606,771)
Other income (expense), net	—	613,875

Total other income (expense)	(780,752)	7,104

Loss before income taxes	(43,664,915)	(6,590,165)
Benefit from income taxes	(1,290,822)	(2,338,373)

Net loss	$(42,374,093)	$(4,251,792)

Net loss per share — basic and diluted	$(2.85)	$(0.35)

Weighted average shares — basic and diluted	14,863,658	12,246,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statement of Stockholders’ Equity

							Accumulated
			Common Stock,		Additional		Other
	Common Stock		Class B		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2006	11,011,932	$1,101	—	$—	$44,049,553	$(478,220)	$220,753	$43,793,187
Conversion of Class B common shares to common stock (excluding 2,114,942 shares subject to cash conversion)	217,749	22	—	—	(22)	—	—	—
Redemption of former class B common shares	—	—	—	—	1,161,476	—	—	1,161,476
Reclassification of amounts previously allocated to derivative liabilities upon change in accounting	—	—	—	—	7,284,450	—	—	7,284,450
Adjustment to derivative liabilities, cumulative-effect change in accounting adjustment	—	—	—	—	—	1,150,600	—	1,150,600
Share-based compensation for options issued to employees	—	—	—	—	132,509	—	—	132,509
Share-based compensation for restricted stock issued	695,403	70	—	—	1,093,243	—	—	1,093,313
Share-based compensation for restricted stock awarded	—	—	—	—	142,200	—	—	142,200
Conversion of April 2008 Notes in conjunction with debt restructuring	2,570,144	257	—	—	2,929,706	—	—	2,929,963
Shares retired	(15,550)	(2)	—	—	(22,071)	—	—	(22,073)
Comprehensive loss
Net loss	—	—	—	—	—	(4,251,792)	—	(4,251,792)
Change in accumulated foreign currency gain on translation	—	—	—	—	—	—	20,073	20,073

Comprehensive loss								(4,231,719)

Balance, December 31, 2007	14,479,678	$1,448	—	$—	$56,771,044	$(3,579,412)	$240,826	$53,433,906

Share-based compensation for stock options issued to employees and consultants	—	—	—	—	107,003	—	—	107,003
Share-based compensation for restricted stock issued	621,428	62	—	—	732,170	—	—	732,232
Repurchase/forfeiture of restricted stock	(158,266)	(16)	—	—	(25,730)	—	—	(25,746)
Comprehensive loss
Net loss	—	—	—	—	—	(42,374,093)	—	(42,374,093)
Change in accumulated foreign currency gain on translation	—	—	—	—	—	—	256,957	256,957

Comprehensive loss								(42,117,136)

Balance, December 31, 2008	14,942,840	$1,494	—	$—	$57,584,487	$(45,953,505)	$497,783	$12,130,259

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:
Net loss	$(42,374,093)	$(4,251,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities Depreciation and amortization	2,210,726	2,736,503
Impairment of goodwill and intangible assets	41,854,162	—
Shared-based compensation to employees	813,489	1,368,022
Deferred income taxes	(1,227,225)	(2,338,373)
Gain on early extinguishment of notes	—	(600,201)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,765,304)	2,229,254
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	(268,278)	(376,577)
Other assets	(35,127)	(152,604)
Accounts payable	3,943,531	(2,071,208)
Accrued expenses and other current liabilities	1,210,460	1,618,529
Deferred revenue	1,047,840	267,579
Other long-term liabilities	747,807	7,045

Net cash provided by (used in) operating activities	4,157,988	(1,563,823)

Cash Flows from Investing Activities:
Decrease (increase) of designated cash	—	10,149,180
Redemption of certificates of deposit	—	137,999
Purchases of property and equipment	(608,808)	(358,697)

Net cash (used in) provided by investing activities	(608,808)	9,928,482

Cash Flows from Financing Activities:
Draw on Senior Secured Credit Facility	600,000	—
Repayments on Senior Secured Credit Facility	(600,000)	—
Net use of designated cash for redemption of former Class B common stock	—	(10,149,180)
Proceeds from additonal notes payable	—	1,925,000
Payments to eliminate notes payable	—	(602,500)

Net cash used in financing activities	—	(8,826,680)

Effect of exchange rate changes on cash	(1,096,958)	16,323

Net increase (decrease) in cash and cash equivalents	2,452,222	(445,698)
Cash and cash equivalents at beginning of year	3,333,329	3,779,027

Cash and cash equivalents at end of year	$5,785,551	$3,333,329

Supplemental disclosure of cash flow information
Cash received from income tax refund	$—	$335,019
Cash paid for interest expense	$135,821	$40,494
Cash paid for income taxes	$—	$181,080
Non-cash investing and financing activities:
Debt restructure activities:
Extinguishment of April 2008 notes payable	$—	$(5,916,667)
Conversion to common stock	$—	$257
Conversion to common stock, additional paid-in capital	$—	$2,929,706
Issuance of convertible notes payable due December 2010	$—	$2,870,713

The accompanying notes are an integral part of these consolidated financial statements.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements

NOTE 1 —	ORGANIZATION AND BUSINESS, MANAGEMENT’S PLANS

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $6.0 million at December 31, 2008.

Historically, the combined operations of the acquired companies have not been cash flow positive. However, cash flows of the Company have improved through cost reductions following the combination of the two companies and additional growth in revenue and gross margin. As a result of revenue and margin growth, as well as management of accounts receivable and accounts payable, net cash provided by operations for the Company in 2008 was approximately $4.2 million.

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

GTTA’s subsidiaries:

GTT Global Telecom, LLC (US)

GTTE’s subsidiaries:

Global	Telecom & Technology SARL (France) (Formerly “European Telecommunications & Technology SARL)

Global	Telecom & Technology Deutschland GmbH (Germany) (Formerly “ETT European Telecommunications & Technology Deutschland GmbH”)

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

Non-recurring fees, Deferred Revenue. Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenues earned for providing provisioning services in connection with the delivery of recurring communications services are recognized ratably over the contractual term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed proportionally over the contractual term of service in the same manner as the deferred revenue arising from that contract. Deferred costs do not exceed deferred upfront fees. Due to its limited operating history, the Company believes the initial contractual term is the best estimate of the period of earnings.

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

Translation of Foreign Currencies

These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts at the closing exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average exchange rate prevailing during the periods reported.

A summary of exchange rates used is as follows:

	US Dollars/
	British Pounds		US Dollars/
	Sterling		Euro
	2008	2007	2008	2007

Closing exchange rate at December 31,	1.44790	1.99731	1.40970	1.47178
Average exchange rate during the period	1.85518	2.00181	1.47134	1.36917

Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the consolidated statement of operations.

Other Income (expense)

The Company recognized other income (expense), net of approximately $0 and $0.6 million for the years ended December 31, 2008 and 2007, respectively. Other Income (expense) for the year ended December 31, 2007 is primarily comprised of a gain on extinguishment of debt. On November 12, 2007, the Company entered into agreements to exchange 2,570,143 shares of the Company’s common stock, with a fair value of approximately $2.9 million and approximately $2.9 million in new convertible notes in exchange for existing outstanding notes with an aggregate principal balance and accrued interest of approximately $6.4 million. These exchanges are considered an extinguishment of debt in which the aggregate fair value of common stock and new convertible notes is less than the carrying value of the original notes. Accordingly, the Company recorded a gain of $0.6 million for the year ended December 31, 2007 on the extinguishment of the original notes in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2008 and 2007, the total allowance for doubtful accounts was $433,129 and $217,285, respectively.

Other Comprehensive Income

In addition to net income, comprehensive loss includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Share-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was $813,489 and $1,368,022 respectively. 2008 amounts consisted of $107,003 of share-based

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation expense related to stock option grants and $706,486 in restricted stock awards. 2007 amounts consisted of $132,509 of share-based compensation expense related to stock option grants and $1,235,513 in restricted stock awards. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations. See Note 8 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2008 and 2007 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for non-employee and Board stock-based compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company had issued two non-employee grants totaling 31,000 share options as of December 31, 2008, the expense for which is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its convertible notes payable at each reporting period based on the criteria of SFAS 133 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2008.

Management is evaluating the impact of EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock which is effective for the Company for fiscal years beginning after

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 15, 2008. EITF No. 07-5, discussed below under Recent Accounting Pronouncements, provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 11(a) of SFAS 133. We will adopt EITF No. 07-5 effective January 1, 2009.

Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

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

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the years ended December 31, 2008 and 2007 excludes potentially issuable common shares of 28,237,931 and 28,227,056, respectively, primarily related to the Company’s outstanding stock options, warrants, and convertible notes, because of the losses reported for 2008 and 2007, and because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the periods.

Software Capitalization

Internal Use Software — The Company recognizes internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins when the software is ready for its intended use.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

Goodwill represents the Company’s allocation of the purchase price to acquire our two operating subsidiaries in excess of the fair value of the assets acquired at the date of the acquisitions. The allocation of purchase price, to reflect the values of the assets acquired and liabilities assumed, was based upon management’s evaluation and certain third-party appraisals.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company and comparing it with the carrying value, which includes goodwill. If the estimated fair value were less than the carrying value, a second step would be performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. Determination of “implied fair value” of goodwill would require the Company to allocate the estimated fair value of the Company to its assets and liabilities. Any unallocated fair value would represent the “implied fair value” of goodwill, which would be compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2008 and concluded that an impairment existed. The Company recorded an impairment charge to goodwill in the amount of $38.9 million.

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

Intangibles

Intangible assets are accounted for in accordance with SFAS 142 and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS 144, the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the third quarter of 2008, the Company determined that certain of our intangible assets were impaired. The Company recorded an impairment charge to intangible assets in the amount of $2.9 million.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS 107 including cash and cash equivalents, designated cash, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

As of December 31, 2008, open disputes totaled approximately $1.3 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $381,000 in connection with these disputes, for which accruals are included on the accompanying consolidated balance sheet at December 31, 2008. As of December 31, 2007, open disputes totaled approximately $550,000, of which management determined it would likely be liable for approximately $150,000.

Segment Reporting

Immediately following the Acquisitions, the Company operated under two reportable segments as the chief operating decision maker reviewed operating results and made decisions on a regional basis. During the first six months of 2007, the Company completed a restructuring initiative that included the centralization of all financial, selling and operational functions of the Company. As a result of the restructuring, the Company now operates in one business segment providing global telecommunications services, and is no longer organized by market. A single management team reports to the chief operating decision maker who comprehensively manages the business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company no longer accumulates discrete financial information with respect to separate service lines and, effective June 30, 2007, does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 131”). Financial results reflect those of the entire Company.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Change in Accounting Principle for Registration Payment Arrangements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance was effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, the Company adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with the Company’s 8,165,000 Class W warrants and 8,165,000 Class Z warrants to purchase Common Stock included in the Series A Units and Series B Units sold in the Offering and the Underwriters’ Purchase Options (the “UPO”) to purchase up to 25,000 Series A Units and/or up to 230,000 Series B Units (collectively, the “Registration Payment Arrangement”). As of January 1, 2007, management determined that it was not probable that the Company would have any payment obligation under the Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated. The amount originally allocated to the derivative liability of $7,284,450 was reclassified to additional paid-in-capital and the amount representing the cumulative revaluation of such derivative liability through the adoption of FSP EITF 00-19-2, $1,150,600, was recorded as a cumulative-effect change in accounting principle against opening retained earnings.

The following consolidated financial statement line items for the years ended were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed Under	As Computed Under
	EITF 00-19	FSP EITF 00-19-2	Effect of Change

Twelve months ended December 31, 2007
Loss from operations	$(6,597,269)	$(6,597,269)	$—
Gain on fair value of warrants	4,386,600	—	(4,386,600)
Net income (loss)	43,737	(4,251,792)	(4,386,600)
Net income (loss) per share:
Basic and diluted	$0.00	$(0.35)	$(0.36)

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet

	As Computed Under	As Computed Under
	EITF 00-19	FSP EITF 00-19-2	Effect of Change

As of December 31, 2007
Warrant liability	$4,048,450	$—	$(4,048,450)
Total liabilities	33,702,853	29,654,399	(4,048,450)
Additional paid-in capital	49,486,591	56,771,044	7,284,450
Total stockholders’ equity	$49,294,381	$53,433,906	$4,048,450

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and non-controlling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. These two standards will be effective for the Company commencing January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS 141(R) and SFAS 160 on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, would qualify for the first part of the scope exception in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The EITF proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt EITF No. 07-5 effective January 1, 2009. The Company is currently evaluating the impact of EITF No. 07-5 on its consolidated results of operations and financial position.

We adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have an effect on our consolidated financial statements as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. We will adopt FSP No. FAS 142-3 effective January 1, 2009. The Company is currently

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

evaluating the impact, if any, that the adoption of FSP No. FAS 142-3 will have on our consolidated results of operations and financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

NOTE 3 —	GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2008, the Company completed its annual goodwill impairment testing in accordance with SFAS 142. As part of step one, the Company considered three methodologies to determine the fair-value of our entity:

•	A market capitalization approach, which measures market capitalization at the measurement date.

•	A discounted cash flow approach, which entails determining fair value using a discounted cash flow methodology. This method requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, and other assumptions.

•	A guideline company approach, which entails analysis of comparable, publicly traded companies.

Each of these methodologies the Company believes has merit in estimating the value of its goodwill. The Company accordingly employed each of these three methodologies in our analysis. The Company tested its goodwill during the third quarter of 2008 and concluded that an impairment existed. Three changes in circumstances led to the finding of impairment:

•	The Company’s stock price and market capitalization has declined;

•	Valuation estimates based on analysis of comparable companies declined;

•	The Company’s estimated cost of capital has increased.

The Company concluded that an impairment charge of $38.9 million should be recognized. This is a noncash charge and has been recognized in the third quarter of 2008. The change in goodwill for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance at January 1,	$60,920	$61,459
Purchase accounting adjustment	—	(539)
Impairment of goodwill	(38,920)	—

Balance at December 31,	$22,000	$60,920

During the third quarter of 2008, we further determined that those changes in circumstances that led to impairment of goodwill, as described above, also indicated that the carrying amount of certain intangible assets may not be recoverable. We analyzed these assets in accordance with SFAS 142 and SFAS 144 and concluded that intangible assets were impaired by $2.9 million.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s intangible assets as of December 31, 2008 and 2007:

		December 31, 2008				December 31, 2007
	Amortization	Gross Asset	Accumulated		Net Book	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Impairment	Value	Cost	Amortization	Value

Customer contracts	5 years	$300,000	$132,658	$—	$167,342	$300,000	$72,658	$227,342
Carrier contracts	1 year	151,000	151,000	—	—	151,000	151,000	—
Noncompete agreements	5 years	4,500,000	2,083,859	1,269,000	1,147,141	4,500,000	1,384,558	3,115,442
Software	7 years	6,600,000	2,198,405	1,665,000	2,736,595	6,600,000	1,141,760	5,458,240

		$11,551,000	$4,565,922	$2,934,000	$4,051,078	$11,551,000	$2,749,976	$8,801,024

Amortization expense was $1,815,945 and $2,316,697 for the years ended December 31, 2008 and 2007, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2008 for each of the years in the five-year period ending December 31, 2013 and thereafter is as follows:

2009	1,237,854
2010	870,363
2011	819,246
2012	628,055
2013	495,560

Total	$4,051,078

NOTE 4 —	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment as of December 31, 2008 and 2007:

	2008	2007

Furniture and fixtures	$221,890	$123,172
Computer hardware and telecommunications equipment	1,045,749	947,688
Computer software	437,256	77,532
Leasehold improvements	500,861	201,449

Property and equipment, gross	2,205,756	1,349,841
Less accumulated depreciation and amortization	(903,162)	(508,381)

Property and equipment, net	$1,302,594	$841,460

Depreciation expense associated with property and equipment was $394,781 and $419,806 for the years ended December 31, 2008 and 2007, respectively.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 5 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2008 and 2007:

	2008	2007

Accrued compensation and benefits	$1,187,194	$824,625
Accrued professional fees	70,089	147,726
Accrued interest payable	394,063	362,679
Accrued taxes	2,077,508	642,587
Accrued carrier costs	2,127,835	3,114,524
Accrued employee termination cost and non-recurring items	—	867,930
Accrued other	796,852	150,291

	$6,653,541	$6,110,362

NOTE 6 —	INCOME TAXES

The components of the benefit from income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Current:
Federal	$(188,910)	$214,215
State	(23,260)	26,737
Foreign	358,587	—

Subtotals	146,417	240,952

Deferred:
Federal	(1,406,697)	(2,055,953)
State	(142,696)	(112,917)
Foreign	(617,304)	(263,770)

Subtotals	(2,166,697)	(2,432,640)

Change in valuation allowance	729,458	(146,685)

Benefit from income taxes	$(1,290,822)	$(2,338,373)

The benefit from income taxes differs from the amount computed by applying the U.S. federal statutory income tax rates for federal, state, and local to loss before income taxes for the reasons set forth below for the years ended December 31, 2008 and 2007:

	2008	2007

US federal statutory income tax rate	35.00%	35.00%
Permanent items	(31.27)	(1.15)
State	0.35	3.96
Foreign	0.62	0.70
Change in valuation allowance	(1.67)	2.23
Other items	0.07	(5.20)

Effective Tax Rate	3.10%	35.54%

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Permanent items in 2008 consist primarily of the write-off of goodwill that had no tax basis. (See Note 3 — Goodwill and Intangible Assets)

The Company undertook an evaluation of the valuation allowance related to its deferred tax assets at years ended December 31, 2008 and 2007. As a result, the Company concluded that the net carrying value of its deferred tax assets should be zero at year-end 2008 and 2007 on the basis that it is more likely than not that it will be unable to realize the net deferred tax assets in excess of their offsetting deferred tax liabilities in the immediate future. The majority of the Company’s valuation allowance relates to deferred tax assets in the United Kingdom, the United States, France and India.

As of December 31, 2008, the Company has net operating loss (“NOL”) carryforwards of approximately $20.3 million for tax purposes which will be available to offset future income. These net operating loss carryforwards were generated in a number of jurisdictions. If not used, these carryforwards will expire between 2020 and 2028. Approximately $2.8 million of the Company’s U.S. NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2006, the Company experienced such an ownership change.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Tax effect of operating loss carryforwards	$6,331,772	$7,836,950
Allowance for doubtful accounts	103,699	90,925
Fixed assets	285,178	415,838
Stock compensation	862,452	553,333
Accrued bonuses	136,647	182,833
Miscellaneous items	121,263	134,389

Total deferred tax assets before valuation allowance	7,841,011	9,214,268
Less valuation allowance	(6,260,239)	(7,039,898)

Total deferred tax assets	1,580,772	2,174,370

Deferred tax liabilities:
Identified intangibles	(1,538,782)	(3,292,206)
Tax accounting method changes and other miscellaneous items	(41,990)	(109,389)

Total deferred tax liabilities	(1,580,772)	(3,401,595)

Net deferred tax liabilities	$—	$(1,227,225)

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company believes that it is more likely than not that all of the deferred tax assets will be realized against future taxable income but does not have objective evidence to support this future assumption. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported accumulated net losses to date, the Company has provided a full valuation allowance against its deferred tax assets, except to the extent that those assets are expected to be realized through continuing amortization of the Company’s deferred tax liabilities for intangible assets.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Neither the adoption of FIN 48 nor activities in 2008 and 2007 subsequent to its adoption impacted the Company’s consolidated financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition, pursuant to the provisions of FIN 48, in its consolidated financial statements as of December 31, 2008.

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

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows:

	Severance	Other	Total Restructuring

Balance, December 31, 2006	$—	$—	$—
Charges net of reversals	2,137,706	88,779	2,226,485
Cash uses	(430,256)	(4,432)	(434,688)
Non-cash uses	(923,867)	—	(923,867)

Balance, December 31, 2007	$783,583	$84,347	$867,930

Charges net of reversals	—	—	—
Cash uses	(783,583)	(24,494)	(808,077)
Non-cash uses	—	(59,853)	(59,853)

Balance, December 31, 2008	$—	$—	$—

NOTE 8 —	EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2008	2007

Volatility	80.0% - 88.53%	80.0% - 80.7%
Risk free rate	1.7% - 4.7%	3.6% - 4.7%
Term (years)	6.0 - 6.25	6.0 - 6.25
Dividend yield	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2008 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $107,003 and $132,509, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2008, 313,000 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2008:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Life (Years)	Value

Balance at December 31, 2007	517,500	$2.55	$1.55	9.38	$—
Granted	313,000	0.56	0.40	—	—
Exercised	—
Forfeited	(302,125)	1.22	1.22	—	—

Balance at December 31, 2008	528,375	$1.66	$1.04	8.78	$—

Exercisable	135,250	$2.58	$1.53	8.38	$—

Aggregate intrinsic value is calculated as the difference between the exercise price and market value of the underlying common stock as of December 31, 2008. No stock options were “in-the-money” as of December 31, 2008; thus there is no intrinsic value of outstanding or exercisable stock options as of December 31, 2008. The range of exercise prices for stock options outstanding as of December 31, 2008 was between $0.40 and $3.30.

As of December 31, 2008, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows:

Expense

Year ending December 2009	$128,383
Year ending December 2010	125,640
Year ending December 2011	53,253
Year ending December 2012	6,834

$314,110

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the years ended December 31, 2008 and 2007, the Company recognized compensation expense related to restricted stock of $706,486 and $1,235,513, respectively, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

The following table summarizes restricted stock activity during the years ended December 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value

Nonvested Balance at January 1,	420,320	$2.64	552,582	$3.47
Granted	621,428	0.59	252,500	2.12
Forfeited	(103,867)	1.23	(37,097)	3.39
Vested	(371,129)	1.92	(347,665)	3.51

Nonvested Balance at December 31,	566,752	$1.12	420,320	$2.64

As of December 31, 2008, the unvested portion of share-based compensation expense attributable to restricted stock amounts to $635,035 which is expected to vest and be recognized during a weighted-average period of 2.5 years.

Defined Contribution Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all US based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2008, the Company matched 35% of employees’ contributions to the plan. The Company’s 401(k) expense was $32,423 in 2008 and $54,394 in 2007.

NOTE 9 —	DEBT

The following summarizes the debt activity of the Company during 2008.

		Notes Payable to	Notes Payable to
		former GII	former ETT and	Notes Payable to	Senior Secured
	Total Debt	Shareholders	GII Shareholders	Other Investors	Credit Facility

Debt obligation as of December 31, 2007	$8,795,713	$4,000,000	$2,870,713	$1,925,000	$—
Draw on Senior Secured Credit Facility	(600,000)	—	—	—	(600,000)
Repayments on Senior Secured Credit Facility	600,000	—	—	—	600,000

Debt obligation as of December 31, 2008	$8,795,713	$4,000,000	$2,870,713	$1,925,000	$—

During the year ended December 31, 2007, through a combination of payments and modifications, the Company reduced its total debt obligations and extended maturities until December 31, 2010. On March 23, 2007, the Company and the holders of approximately $5.9 million in promissory notes previously due and payable by the Company on June 30, 2007 entered into agreements to amend the notes. As a result of these amendments, the maturity date of each of the notes was extended from June 30, 2007 to April 30, 2008. In addition, the per annum interest rate payable with respect to each note was modified as follows: (a) from October 15, 2006 through March 31, 2007 — 6%; (b) from April 1, 2007 through June 30, 2007 — 8%; (c) from July 1, 2007 through

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

October 31, 2007 — 10%; (d) from November 1, 2007 through December 31, 2007 — 12%; (e) from January 1, 2008 through March 31, 2008 — 14%; and (f) from April 1, 2008 and thereafter — 16%.

On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements to convert not less than 30% of the amounts due under the April 2008 Notes as of November 13, 2007 (including principal and accrued interest) into shares of the Company’s common stock, and to obtain 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”) for the remaining indebtedness then due under the April 2008 Notes. Pursuant to the conversion, a total of 2,570,143 shares of the Company’s common stock (with a quoted market price of $2,929,963) were issued for $3,528,987 of principal and accrued interest due under the April 2008 Notes as of November 13, 2007. All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010. These exchanges are considered an extinguishment of debt in which the aggregate fair value of common stock and new convertible notes is less than the carrying value of the original notes. Accordingly, the Company recorded a gain, included in other income (expense), of $0.6 million for the year ended December 31, 2007 on the extinguishment of the original notes in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

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

On November 13, 2007 the Company sold an additional $1.9 million of the December 2010 Notes to certain accredited investors including approximately $1.7 million of December 2010 Notes to certain members of the Company’s board of directors and entities affiliated with members of the Company’s board of directors.

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

On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial covenants. During 2008, the Company drew $600,000 on the facility and as of December 31, 2008, the Company had $0 outstanding under the credit facility. On March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009. The Company and Silicon Valley Bank have entered discussions related to renewal of the facility prior to the expiration of the extension.

As of December 31, 2008 the Company’s total debt obligation is $8,795,713, which is due December 31, 2010, and accordingly, classified as long term in the accompanying consolidated balance sheet.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest expense for 2008 and 2007 was $0.9 and $0.8 million, respectively. Total short-term accrued interest associated with these notes at each of the years ended December 31, 2008 and 2007 was $0.4 million. Total long-term accrued interest at December 31, 2008 and 2007 was $0.7 million and $0.0 million respectively.

NOTE 10 —	CONCENTRATIONS

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and designated cash. At times during the periods presented, the Company had funds in excess of the $100,000 (or $250,000 effective October 3, 2008) insured by the U.S. Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2008 approximately $4.5 million of the Company’s deposits were held at institutions as balances in excess of the U.S. Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

For the year ended December 31, 2008, one customer accounted for 12% of our total consolidated revenues, and 0% of our total consolidated accounts receivable as this customer’s account was fully paid as of year-end. Our four largest customers accounted for approximately 36% of revenues during this period, and no other customers exceeded 10% of revenues. For the year ended December 31, 2007, one customer accounted for 11% of our total consolidated revenues, and 0% of our total consolidated accounts receivable. Our four largest customers accounted for approximately 33% of revenues during this period, and no other customers exceeded 10% of revenues.

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

Commitment — Leases

GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $100,000 supported by hypothecation of a CD held by the underlying bank in the same amount.

Office Space and Operating Leases

Office facility leases may provide for escalations of rent or rent abatements, and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in McLean, Virginia (lease expires December, 2014), London (United Kingdom), (lease will expire May, 2012, occupying under a binding Offer to Lease and the final lease is pending signatures), and Dusseldorf (Germany), (lease expires July, 2010) and Paris (France), (lease expires December, 2010). The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $1.2 million for each of the years ended December 31, 2008 and 2007.

The Company has also entered into certain non-cancelable operating lease agreements related to vehicles. Total expense under vehicle leases was $0.1 million for each of the years ended December 31, 2008 and 2007.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2008:

	Office Space	Other

2009	$883,594	$54,902
2010	642,624	39,990
2011	538,900	16,663
2012	413,866	—
2013	326,973	—
Thereafter	335,147	—

	$3,141,104	$111,555

Commitments-Supply agreements

As of December 31, 2008, the Company had supplier agreement purchase obligations of $28.6 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2008 and 2007, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $0 and $240,000, respectively.

Service-by-Service Commitments — Early Termination Liability

The Company, to the extent practicable, matches the quantity, duration and other terms of individual purchases of communications capacity with agreements to supply communications to individual customers on a service-by-service basis. In the ordinary course of business, the Company enters into contracts with suppliers to provide telecommunication services typically for a period between 12 and 36 months. These supplier contracts are entered into when the Company has entered into sales contracts with customers. The key terms and conditions of the supplier and customer contracts are substantially the same. The Company recognizes profit on communications sales to the extent its revenue from providing service exceeds its cost to purchase the underlying capacity. In the year ended September 30, 2004, GTTA began purchasing capacity under five-year commitments from certain vendors in order to secure more competitive pricing. These five-year purchase commitments are not, in all cases, matched with five-year supply agreements to customers. In such cases, if a customer disconnects its service before the five-year term ordered from the vendor expires, and if GTTA were unable to find another customer for the capacity, GTTA may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTTA were to order replacement service with the vendor of equal or greater revenue to the service cancelled. As of December 31, 2008, the total potential early termination liability exposure to the Company was $358,520.

Conversion Right of Holders of Class B Common Stock

As permitted in the Company’s Certificate of Incorporation prior to and until the Acquisitions, holders of the Company’s Class B common stock that voted against a Business Combination were, under certain conditions,

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

entitled to convert their shares into a pro-rata distribution from a trust fund (“Trust Fund”) established to hold most of the net proceeds from the Company’s initial public offering (the “Conversion Right”). In the event that holders of a majority of the outstanding shares of Class B common stock voted for the approval of the Business Combination and that holders owning less than 20% of the outstanding Class B common stock exercised their Conversion Rights, the Business Combination could then be consummated. Upon completion of such Business Combination, the Class B common stock would be converted to common stock and the holders of Class B common stock who voted against the Business Combination and properly exercised their Conversion Rights would be paid their conversion price. There was no distribution from the Trust Fund with respect to the warrants included in the Series A Units and Series B Unit or with respect to the common stock issued prior to consummation of the Business Combination. Any Class B stockholder who converted his or her stock into his or her share of the Trust Fund retained the right to exercise the Class W warrants and Class Z warrants that were received as part of the Series B Units.

In connection with the Acquisitions, the Company determined that Class B stockholders owning less than 20% of the outstanding Class B common stock both voted against the Acquisitions and properly exercised their Conversion Rights for a pro-rata distribution from the Trust Fund based on the value of the Trust Fund as of October 13, 2006. The actual per-share conversion price issuable to Class B stockholders who voted against the Acquisitions and elected conversion was equal to the amount in the Trust Fund (inclusive of any interest thereon) immediately prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.35 per share based on the value of the Trust Fund as of October 13, 2006. Accordingly, the Company was required to convert such Class B stockholders’ shares (which were converted into shares of common stock upon consummation of the Acquisitions) into cash following verification that such stockholders properly exercised their Conversion Rights. During 2007, the Company determined that 1,897,193 shares of former Class B common stock qualified for conversion and made payment of approximately $10.15 million with respect to the conversion of those shares. As a result of this conversion process, these shares have been canceled. The Company also incurred approximately $0.7 million in costs associated with resolution of the share conversion process, including payments made to holders of shares who initially sought conversion of those shares but ultimately agreed to withdraw their conversion claims in consideration for such payments. The Company completed the conversion process in June 2007 and does not expect to redeem any additional shares in connection with this conversion process.

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

NOTE 12 —	FOREIGN OPERATIONS

Our operations are located primarily in the United States and Europe. Our financial data by geographic area is as follows:

	US	UK	Other

2008
Revenues by geographic area	$34,086,536	$23,308,496	$9,578,933
Long-lived assets at December 31	27,083,789	591,182	51,018
2007
Revenues by geographic area	26,645,734	20,474,284	10,497,633
Long-lived assets at December 31	70,484,494	288,854	42,577