Form 10-Q
period 2009-03-31
Global Telecom & Technology, Inc.
filed 2009-05-15
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Commission File Number 000-51211
Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8484 Westpark Drive
Suite 720
McLean, Virginia 22102
(703) 442-5500
(Address including zip code, and telephone number, including area code of principal executive officers)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2009 15,340,035 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1
ITEM 1. FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,635	$5,786
Accounts receivable, net	7,458	8,687
Deferred contract costs	1,146	1,226
Prepaid expenses and other current assets	770	853

Total current assets	15,009	16,552
Property and equipment, net	1,209	1,302
Intangible assets, net	3,717	4,051
Other assets	464	692
Goodwill	22,000	22,000

Total assets	$42,399	$44,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,526	$11,931
Accrued expenses and other current liabilities	6,406	6,654
Deferred revenue	3,768	3,961

Total current liabilities	20,700	22,546

Long-term debt	8,796	8,796
Other long-term liabilities	1,102	906
Long-term deferred revenue	204	220

Total liabilities	30,802	32,468

Commitments and contingencies

Stockholders’ equity:

Common stock, par value $.0001 per share, 80,000,000 shares authorized, 15,340,035 and 14,942,840 shares issued and outstanding	2	1
Additional paid-in capital	57,749	57,584
Accumulated deficit	(46,069)	(45,954)
Accumulated other comprehensive income (loss)	(85)	498

Total stockholders’ equity	11,597	12,129

Total liabilities and stockholders’ equity	$42,399	$44,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	For the three months ended
	March 31, 2009	March 31, 2008
Revenue:
Telecommunications services sold	$15,742	$16,289

Operating expenses:
Cost of telecommunications services provided	11,493	11,569
Selling, general and administrative expense	3,694	4,769
Depreciation and amortization	445	687

Total operating expenses	15,632	17,025

Operating income (loss)	110	(736)

Other income (expense):
Interest expense, net	(213)	(210)
Other income, net	31	7

Total other income (expense)	(182)	(203)

Loss before income taxes	(72)	(939)

Provision for (benefit from) income taxes	43	(334)

Net loss	$(115)	$(605)

Net loss per share — basic and diluted	$(0.01)	$(0.04)

Weighted average shares — basic and diluted	15,015,587	14,614,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In		Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance, December 31, 2008	14,942,840	$1	$57,584	$(45,954)	$498	$12,129

Share-based compensation for options issued to employees	—	—	66	—	—	66

Share-based compensation for restricted stock issued to employees	397,195	1	99	—	—	100

Repurchase of restricted stock	—	—	—	—	—	—

Comprehensive loss:
Net loss	—	—	—	(115)	—	(115)
Change in accumulated foreign currency translation gain	—	—	—	—	(583)	(583)

Comprehensive loss						(698)

Balance, March 31, 2009	15,340,035	$2	$57,749	$(46,069)	$(85)	$11,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the three months ended
	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities:
Net loss	$(115)	$(605)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	445	687
Shared-based compensation	166	199
Deferred income taxes	—	(334)

Changes in operating assets and liabilities:
Accounts receivable, net	1,127	(727)
Other assets	342	(405)
Accounts payable	(1,182)	1,659
Accrued expenses and other liabilities	(206)	(443)

Net cash provided by operating activities	577	31

Cash Flows from Investing Activities:
Purchases of property and equipment	(125)	(146)

Net cash used in investing activities	(125)	(146)

Cash Flows from Financing Activities:
Repurchase of restricted stock	—	(29)

Net cash used in financing activities	—	(29)

Effect of exchange rate changes on cash	(603)	(15)

Net decrease in cash and cash equivalents	(151)	(159)

Cash and cash equivalents at beginning of period	5,786	3,333

Cash and cash equivalents at end of period	$5,635	$3,174

Supplemental Disclosure of cash flow information
Cash paid for interest	$120	$120
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS, MANAGEMENT’S PLANS
Organization and Business
     Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation formerly known as Mercator Acquisition Partners Corp., which was incorporated on January 3, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or another similar business combination with what was, at the time, an unidentified operating business or businesses (“Business Combination”). On April 11, 2005, GTT effected an initial public offering of its securities (the “Offering”) which closed on April 15, 2005.
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
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company had a working capital deficit (i.e., current liabilities exceed current assets) of approximately $5.7 million as of March 31, 2009. Furthermore, net cash provided by operations for the Company during the three months ended March 31, 2009 was approximately $0.6 million.
     As a global network integrator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides the Company’s management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a percentage of revenue. However, from time to time the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer.
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and available credit facility, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations.
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 27, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year 2009 or for any other interim period. The December 31, 2008 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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
Changes in Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2009 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2008 Annual Report on Form 10-K.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. These two new standards changed the accounting for and the reporting for business combination transactions and non-controlling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 changed the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. These two standards were effective for the Company commencing January 1, 2009. Their adoption did not have a material effect on the Company’s consolidated financial statements.
     In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, would qualify for the first part of the scope exception in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The EITF proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009. The adoption of EITF No. 07-5 did not have a material effect on the Company’s condensed consolidated financial statements.
     The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial statements.
     Effective January 1, 2009, the Company fully adopted the provision of SFAS 157 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of SFAS 157 relating to nonfinancial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The Company adopted FSP No. FAS 142-3 effective January 1, 2009. The adoption of FSP No. FAS 142-3 did not have a material effect on the Company’s condensed consolidated financial statements.
     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements or the Company’s future results of operations.
NOTE 3 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 3,000,000 shares.

Stock Options
     The Company recognized compensation expense of approximately $66,000 and $56,000 for the three months ended March 31, 2009 and 2008, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2009, the Company granted to employees 218,000 stock options with a total fair value of $107,000.
Restricted Stock
     During the three months ended March 31, 2009, the Company granted to employees 350,000 shares of restricted stock, with a total fair value of $126,000. Moreover, the Company recognized compensation expense related to restricted stock of approximately $85,000 and $113,000 during the three months ended March 31, 2009 and 2008, respectively. The Company also accrued $15,000 of expense related to share-based compensation for certain members of the Company’s Board of Directors who elected to be paid a portion of their fees in restricted stock. Expenses related to restricted stock are included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.
NOTE 4 — DEBT
     As of March 31, 2009 long-term debt consisted of $8.8 million of notes payable, described below:

(in thousands)
Notes payable	$4,000
Convertible notes payable	4,796

Total debt obligation	$8,796

     The holders of the convertible notes (“December 2010 Notes”) can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. Moreover, based on the assessment as prescribed by the Company’s adoption of EITF 07-05, the settlement provisions do not preclude consideration of a conversion feature as indexed to the Company’s own stock.
     All of the Company’s notes payable are due December 31, 2010 and are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million.
     On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank (“SVB”), the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of March 31, 2009, there were no borrowings under the facility. On March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009, and was extended again on April 24, 2009 to June 16, 2009. The Company and Silicon Valley Bank have entered discussions related to renewal of the facility prior to the expiration of the extension.
NOTE 5 — INCOME TAXES
     The Company’s income tax provision of approximately $43,000 is related primarily to taxable income generated by our German operations with no remaining offsetting tax attributes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2008 Annual Report on Form 10-K filed with the SEC and Item 1A in Part II of this quarterly report on Form 10-Q.
Overview
     Global Telecom and Technology, Inc., or GTT, is a global network integrator that provides its clients with a broad portfolio of wide-area network and wireless mobility services. With over 800 worldwide supplier relationships, GTT combines multiple networks and technologies to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances client performance through its proprietary systems, comprehensive project management and 24x7 operations support.
     The Company sells through a direct sales force on a global basis. The Company generally competes with large, facilities-based providers and other services providers in each of its global markets. As of December 31, 2008, its customer base was comprised of over 300 businesses.
     For the quarter ended March 31, 2009, one customer accounted for 11% of our total consolidated revenues, and 0% of our total consolidated accounts receivable as this customer’s account was fully paid as of quarter-end. Our four largest customers accounted for approximately 32% of revenues during this period, and no other customers exceeded 10% of revenues.
Costs and Expenses
     The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer solutions. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overhead costs included in these costs.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2009, the Company had 72 employees and employment costs comprised approximately 52% of total operating expenses for the three months ended March 31, 2009.
Locations of Offices and Origins of Revenue
      The Company is headquartered just outside of Washington, DC, in McLean, Virginia, and has offices in London, England; Paris, France; and Düsseldorf, Germany. For the three months ended March 31, 2009, approximately 59% of our consolidated revenue was earned from operations based in the United States. Approximately 29% of our revenues were generated from operations based in the United Kingdom and 12% from operations in Germany.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2009 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2008 Annual Report on Form 10-K.

Results of Operations of the Company
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
     Overview. Revenues for the three months ended March 31, 2009 were $15.7 million. The cost of revenue for the three months ended March 31, 2009 was $11.5 million and gross margin was $4.2 million, or 27% of revenue.

	For the three months ended
	March 31, 2009	March 31, 2008
	(Amounts in thousands)
Revenue	$15,742	$16,289
Cost of revenue	11,493	11,569

Gross margin	4,249	4,720
	27%	29%
Operating expenses, depreciation and amortization	4,139	5,456

Operating income (loss)	$110	$(736)

Net loss	$(115)	$(605)

     Revenues. Revenues for the three months ended March 31, 2009 were $15.7 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenues during the three months ended March 31, 2008 were approximately $16.3 million. The reduction was due to the impact of changes in foreign currency valuations as they related to our revenue generated outside of the United States, which in the first quarter of 2008 constituted approximately 47% of total revenue. The foreign exchange impact was offset by the growth in the number of circuits under contract and the revenue associated with these new circuits. Absent currency translation impacts, revenue recorded in local currency for the three months ended March 31, 2009 grew in comparison to the three months ended March 31, 2008.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2009 were $11.5 million and $4.2 million, respectively. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. For the three months ended March 31, 2008, cost of revenue and gross margin were $11.6 million and $4.7 million, respectively. The decrease in gross margin during the period ended March 31, 2009 is due primarily to the impact of foreign currency valuation as they related to our revenue outside of the United States, and to a lesser extent, the installation of lower margin services.
     Operating Expenses, Depreciation and Amortization. Operating expenses, exclusive of cost of revenue, were $4.1 million and $5.5 million for the three months ended March 31, 2009 and 2008, respectively. The cause of the decline in expense is reduced SG&A expenses as a result of ongoing cost reduction initiatives, reduced amortization expenses due to the lower amortizable intangibles base caused by the impairment of such intangibles recognized in the third quarter of 2008, as well as the strengthening of the U.S. Dollar. These changes are illustrated in the table below.

	For the three months ended
	March 31, 2009	March 31, 2008	Decrease
	(Amounts in thousands)
Selling, general and administrative expenses	$3,529	$4,570	$(1,041)
Noncash compensation related to stock options and restricted stock	165	199	(34)
Amortization of intangible assets	334	574	(240)
Depreciation	111	113	(2)

Totals	$4,139	$5,456	$(1,317)

Liquidity and Capital Resources
Long-Term Debt
     As of March 31, 2009, long-term debt consisted of $8.8 million of notes payable as follows:

(In thousands)
Notes payable	$4,000
Convertible notes payable	4,796

Total debt obligation	$8,796

     The holders of the convertible notes (“December 2010 Notes”) can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. Moreover, based on the assessment as prescribed by the Company’s adoption of EITF 07-05, the settlement provisions do not preclude consideration of a conversion feature as indexed to the Company’s own stock.
     All of the Company’s notes payable are due December 31, 2010 and are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million.
     On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. Under terms of the facility, the Company may borrow up to $2 million based upon criteria related to accounts receivable and cash collections. The interest rate paid on borrowings under the facility ranges from Prime plus 1.5% to Prime plus 11.88%, and is dependent on certain financial measurements of the Company’s liquidity and earnings before interest, taxes, depreciation and amortization. The credit facility has a 364-day term and does not contain financial or other restrictive covenants. As of March 31, 2009, there were no borrowings under the facility. On March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009, and was extended again on April 24, 2009 to June 16, 2009. The Company and Silicon Valley Bank have entered discussions related to renewal of the facility prior to the expiration of the extension.
Liquidity Assessment
     Historically, the combined operations of the acquired companies were not cash flow positive. However, due to growth in the number of circuits and their related revenue coupled with reduced SG&A costs, cash flows of the Company have improved. Cash provided by operations was approximately $0.6 million in the three months ended March 31, 2009.
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
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and the SVB credit facility if renewed, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations. The Company’s current planned cash requirements for 2009 are based upon certain assumptions, including its ability to manage expenses and the growth of revenues from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
     Although the Company believes that cash currently on hand and expected cash flows from future operations are sufficient to fund operations, the Company may seek to borrow against the SVB credit facility or other similar facility, or to raise additional capital as necessary to meet certain capital and liquidity requirements in the future. Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations, current cash on hand and access to the SVB credit facility, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2009, the Company had interest expense, net of income, of approximately $0.2 million. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     For the three months ended March 31, 2009, approximately 41% of revenues are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive payment from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
     As of March 31, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
ITEM 1A. RISK FACTORS
     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem to be immaterial or which are similar to those faced by other companies in this industry or business in general, may also affect our business, financial condition and/or operating results. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have materially changed other than as set forth below.
Risks Relating to Our Business and Operations
Our operating company subsidiaries have historically generated losses over the past several fiscal years and have been cash flow negative for a number of the past fiscal years. On a consolidated basis, we generated a loss from operations during 2008 and continuing through the first quarter of 2009. We may continue to generate losses in the future.
For the quarters ended March 31, 2009 and 2008, the Company incurred net losses of $115,000 and $605,000, respectively, and operating income (loss) of $110,000 and $736,000 respectively. Prior to the acquisition of its operating subsidiaries, the Company’s predecessor entities also experienced net losses and operating losses for the prior several fiscal years. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of March 31, 2009, we had approximately $5.6 million in cash and cash equivalents and current liabilities $5.7 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders or restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.

The current macro-economic environment in the U.S. and globally could adversely affect our future operating results.
As the recent global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted and a severe global recession now appears likely. Although through the end of the first Quarter 2009 the current macro-economic environment had minimal impact on our business, if current conditions persist or worsen, there is a risk that customer disconnections may accelerate, bad debt could increase, pricing pressure could increase and new sales may drop or be delayed due to decreased demand for our services, our customers’ cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. In addition, the worsening economy could amplify normal fluctuations in our revenue, margins, and cash flows, the timing of sales, customer disputes and dispute resolutions and re-pricing of services upon contract renewals. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and make decisions about future investments. Additionally, many of the effects and consequences of the global financial crisis and a broader economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the Company’s ability to raise additional capital if needed, or otherwise negatively impact the Company’s business and financial results.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
For the quarter ended March 31, 2009, our four largest customers accounted for approximately 32% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
The majority of our business consists of integrating and reselling network capacity purchased from traditional telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which, if resolved against us, could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.
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
Certain segments of the telecommunications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot be assured that our products and services will gain or obtain increased market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

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
Approximately 41% of our revenues comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the Dollar against the Euro and the Pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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
As of March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009, and on April 24, 2009 it was extended further to June 16, 2009. If the facility is not either renewed on revised terms that are acceptable to both Silicon Valley Bank and the Company, or further extended by Silicon Valley bank on existing terms, the Company cold lose access to this borrowing capacity or incur higher costs to maintain and access such borrowing capacity.

Our debt may hinder our growth and put us at a competitive disadvantage.
As of March 31, 2009, the outstanding principal indebtedness of the Company was $8.8 million. This debt may have important consequences, including the following:
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
Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of March 31, 2009, funds associated with Cannell Capital LLC owned 3,419,106 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2009 without taking into account their unexercised warrants, these funds would beneficially own approximately 22% of our common stock. In addition, as of March 31, 2009, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 32% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
ITEM 6. EXHIBITS
     The items listed in the Exhibit Index, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s / Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: May 15, 2009

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