Form 10-Q
period 2009-06-30
Global Telecom & Technology, Inc.
filed 2009-08-13
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2009, 15,357,826 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1

ITEM 1.	FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,678	$5,786
Accounts receivable, net	9,094	8,687
Deferred contract costs	1,018	1,226
Prepaid expenses and other current assets	752	853

Total current assets	15,542	16,552

Property and equipment, net	1,119	1,302
Intangible assets, net	3,383	4,051
Other assets	401	692
Goodwill	22,000	22,000

Total assets	$42,445	$44,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,030	$11,931
Accrued expenses and other current liabilities	7,242	6,654
Deferred revenue	3,978	3,961

Total current liabilities	20,250	22,546

Long-term debt	8,796	8,796
Deferred revenue and other long-term liabilities	1,579	1,126

Total liabilities	30,625	32,468

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 15,357,826 and 14,942,840 shares issued and outstanding	2	1
Additional paid-in capital	57,879	57,584
Accumulated deficit	(45,678)	(45,954)
Accumulated other comprehensive (loss) income	(383)	498

Total stockholders’ equity	11,820	12,129

Total liabilities and stockholders’ equity	$42,445	$44,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$16,116	$17,270	$31,858	$33,559

Operating expenses:
Cost of revenue	11,432	12,065	22,924	23,634
Selling, general and administrative expense	3,754	4,944	7,449	9,713
Depreciation and amortization	459	690	904	1,377

Total operating expenses	15,645	17,699	31,277	34,724

Operating income (loss)	471	(429)	581	(1,165)

Other income (expense):
Interest expense, net	(219)	(189)	(432)	(399)
Other income (expense), net	76	(6)	107	1

Total other income (expense)	(143)	(195)	(325)	(398)

Income (loss) before income taxes	328	(624)	256	(1,563)

Benefit from income taxes	(64)	(121)	(20)	(455)

Net income (loss)	$392	$(503)	$276	$(1,108)

Earnings (loss) per share:
Basic	$0.03	$(0.03)	$0.02	$(0.08)
Diluted	$0.03	$(0.03)	$0.02	$(0.08)

Weighted average shares:
Basic	15,340,230	14,930,388	15,178,805	14,772,295
Diluted	15,535,402	14,930,388	15,280,551	14,772,295
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In		Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance, December 31, 2008	14,942,840	$1	$57,584	$(45,954)	$498	$12,129

Share-based compensation for options issued to employees		—	103			103

Share-based compensation for restricted stock issued to employees	414,986	1	192			193

Comprehensive income (loss):
Net income (loss)		—		276		276
Change in accumulated foreign currency gain on translation		—			(881)	(881)

Comprehensive income (loss)						(605)

Balance, June 30, 2009	15,357,826	$2	$57,879	$(45,678)	$(383)	$11,820

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$276	$(1,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	904	1,377
Shared-based compensation	296	362
Deferred income taxes	—	(455)

Changes in operating assets and liabilities:
Accounts receivable, net	406	(1,807)
Other assets	973	54
Accounts payable	(3,722)	1,189
Accrued expenses and other liabilities	625	(15)

Net cash used in operating activities	(242)	(403)

Cash Flows from Investing Activities:
Purchases of property and equipment	(149)	(548)

Net cash used in investing activities	(149)	(548)

Cash Flows from Financing Activities:
Repurchase of restricted stock	—	(29)

Net cash used in financing activities	—	(29)

Effect of exchange rate changes on cash	(717)	1

Net decrease in cash and cash equivalents	(1,108)	(979)

Cash and cash equivalents at beginning of period	5,786	3,333

Cash and cash equivalents at end of period	$4,678	$2,354

Supplemental disclosure of cash flow information
Cash paid for interest	$120	$120
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
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company had a working capital deficit (i.e., current liabilities exceed current assets) of approximately $4.7 million as of June 30, 2009. Furthermore, net cash used by operations for the Company during the six months ended June 30, 2009 was $0.2 million.
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 27, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year 2009 or for any other interim period. The December 31, 2008 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
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
Changes in Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies as of June 30, 2009 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2008 Annual Report on Form 10-K.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. These two new standards changed the accounting for and the reporting for business combination transactions and non-controlling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 changed the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. These two standards were effective for the Company commencing January 1, 2009. Their adoption did not have a material effect on our consolidated financial statements.
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

     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. We adopted FSP No. FAS 142-3 effective January 1, 2009. The adoption of FSP No. FAS 142-3 did not have a material effect on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted SFAS 165 effective June 15, 2009 and have evaluated any subsequent events through the date of this filing, August 13, 2009. We do not believe there are any material subsequent events which would require further disclosure.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our Consolidated Financial Statements.
     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements or the Company’s future results of operations.
NOTE 3 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan, as amended, is limited to 3,500,000 shares.
Stock Options
     The Company recognized compensation expense for stock options of approximately $37,000 and $34,000 for the three months ended June 30, 2009 and 2008 and approximately $103,000 and $90,000 for the six months ended June 30, 2009 and 2008, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 66,000 and 87,500 stock options with a total fair value of $25,000 and $36,000 for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, respectively, the Company granted 284,000 and 260,500 stock options with a total fair value of $85,000 and $107,000.
Restricted Stock
     During the three and six months ended June 30, 2009, the Company granted to certain employees and members of its Board of Directors restricted stock, as described below. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.

		Non-Employee
		members of Board of
	Employees	Directors	Total
Three months ended June 30, 2009			(in thousands)
Restricted Stock Shares Granted	—	18	18
Fair Value of Shares Granted	$—	$23	$23
Restricted Stock Compensation Expense			$92

Six months ended June 30, 2009
Restricted Stock Shares Granted	350	65	415
Fair Value of Shares Granted	$126	$46	$172
Restricted Stock Compensation Expense			$193
NOTE 4 — DEBT
     As of June 30, 2009, long-term debt consisted of $8.8 million of notes payable, described below:

(in thousands)
June 30, 2009
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
     On June 16, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement amends and restates the Loan and Security Agreement entered into by the Borrowers and the Bank on March 17, 2008 and provides for a revolving line of credit facility in an aggregate principal amount of up to $2.0 million, with the actual availability during any month calculated as a percentage of eligible accounts receivable. The revolving line of credit matures on June 15, 2010. Advances under the revolving line of credit will bear interest at the Bank’s prime rate plus either 175 or 200 basis points, and will also be subject to a monthly collateral handling fee ranging from 15 to 35 basis points, in each case depending on certain financial criteria. As of June 30, 2009, there were no borrowings under the Loan Agreement.

NOTE 5 — INCOME TAXES
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies are evaluated in determining whether it is more likely than not that deferred tax assets will be realized.
     The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s foreign jurisdictions are primarily the United Kingdom and Germany.
     A valuation allowance has been recorded against the Company’s deferred tax assets to the extent those assets are not offset by deferred tax liabilities which have a structural certainty of reversal, or those assets cannot be realized against prior period taxable income. The Company’s income tax benefit for the three and six months ended June 30, 2009 relates primarily to the expected carry-back of current period losses in our German entity. The Company’s income tax benefit for the three and six months ended June 30, 2008 relates primarily to amortization of the deferred tax liability associated with its amortizable intangible assets.
NOTE 6 — EARNINGS PER SHARE
     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The diluted earnings per share calculation for the three and six months ended June 30, 2009 excluded 28,483,744 and 28,635,869 shares, respectively, related to stock options, warrants, and convertible debt as the exercise or conversion price was greater than the average market price of the underlying securities, which would result in an anti-dilutive effect on diluted earnings per share. The diluted earnings per share calculation for the three and six months ended June 30, 2008 excluded all shares, related to stock options, warrants, and convertible debt since the Company had net losses for the periods and therefore including these would have resulted in an anti-dilutive effect on diluted earnings per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A in Part II of this quarterly report on Form 10-Q.
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
     For the quarter ended June 30, 2009, one customer accounted for 9% of our total consolidated revenues, and 6% of our total consolidated accounts receivable as of quarter-end. Our four largest customers accounted for approximately 30% of revenues during this period, and no other customers exceeded 10% of revenues.
Costs and Expenses
     The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer solutions. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overhead costs included in these costs.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of June 30, 2009, the Company had 75 employees and employment costs comprised approximately 57% of total operating expenses for the six months ended June 30, 2009.
Locations of Offices and Origins of Revenue
     We are headquartered just outside of Washington, DC, in McLean, Virginia, and we have offices in London, England and Düsseldorf, Germany. For the six months ended June 30, 2009, approximately 56% of our consolidated revenue was earned from operations based in the United States. Approximately 31% of our revenues were generated from operations based in the United Kingdom and 13% from operations in Germany.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of June 30, 2009 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2008 Annual Report on Form 10-K.

Results of Operations of the Company
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Overview. Revenues for the three months ended June 30, 2009 were $16.1 million. The cost of revenue for the three months ended June 30, 2009 was $11.4 million and gross margin was $4.7 million, or 29% of revenue.

	Three months ended June 30,
			%
	2009	2008	Change
	(Amounts in thousands)
Revenue	$16,116	$17,270	-6.7%
Cost of revenue	11,432	12,065	-5.2%

Gross margin	4,684	5,205	-10.0%
	29%	30%
     Revenues. Revenues for the three months ended June 30, 2009 were $16.1 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenues during the three months ended June 30, 2008 were approximately $17.3 million. The reduction was due to the impact of changes in foreign currency valuations as they related to our revenue generated outside of the United States, which in the second quarter of 2008 constituted approximately 53% of total revenue and approximately 44% in the second quarter of 2009. The foreign exchange impact was offset by the growth in the number of circuits under contract and the revenue associated with these new circuits. Absent currency translation impacts, revenue recorded in local currency for the three months ended June 30, 2009 grew in comparison to the three months ended June 30, 2008 by approximately 5 percent.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2009 were $11.4 million and $4.7 million, respectively. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. For the three months ended June 30, 2008, cost of revenue and gross margin were $12.1 million and $5.2 million, respectively. The decrease in cost of revenue and gross margin during the period ended June 30, 2009 is due primarily to the impact of foreign currency valuation as related to our revenue and costs outside of the United States, and to a lesser extent, the installation of lower margin services.
     Operating Expenses, Depreciation and Amortization. Operating expenses, exclusive of cost of revenue, were $4.2 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively. The primary cause of the decline in expense is reduced SG&A expenses as a result of ongoing cost reduction initiatives, and reduced amortization expenses following the impairment and reduction in value of the company’s amortizing intangible assets during the third quarter 2008, as well as the strengthening of the US Dollar. These changes are illustrated in the table below.

	Three months ended June 30,
			Increase
	2009	2008	(decrease)
	(Amounts in thousands)
Selling, general and administrative expenses	$3,625	$4,781	$(1,156)
Noncash compensation related to stock options and restricted stock	129	163	(34)
Amortization of intangible assets	334	574	(240)
Depreciation	125	116	9

Total	$4,213	$5,634	$(1,421)

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Overview. Revenues for the six months ended June 30, 2009 were $31.9 million. The cost of revenue for the six months ended June 30, 2009 was $22.9 million and gross margin was $8.9 million, or 28% of revenue.

	Six months ended June 30,
	(Amounts in thousands)
			%
	2009	2008	Change
Revenue	$31,858	$33,559	-5.1%
Cost of revenue	22,924	23,634	-3.0%

Gross margin	8,934	9,925	-10.0%
     Revenues. Revenues for the six months ended June 30, 2009 were $31.9 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenues during the six months ended June 30, 2008 were approximately $33.6 million. The reduction was due to the impact of changes in foreign currency valuations as they related to our revenue generated outside of the United States, which in the first half of 2008 constituted approximately 53% of total revenue and approximately 44% in the first half of 2009. The foreign exchange impact was offset by growth in the number of circuits under contract and the revenue associated with these new circuits. Absent currency translation impacts, revenue recorded in local currency for the six months ended June 30, 2009 grew in comparison to the six months ended June 30, 2008 by approximately 10 percent.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2009 were $22.9 million and $8.9 million, respectively. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. For the six months ended June 30, 2008, cost of revenue and gross margin were $23.6 million and $9.9 million, respectively. The decrease in cost of revenue and gross margin during the period ended June 30, 2009 is due primarily to the impact of foreign currency valuation as related to our revenue and costs outside of the United States, and to a lesser extent, the installation of lower margin services.
     Operating Expenses, Depreciation and Amortization. Operating expenses, exclusive of cost of revenue, were $8.4 million and $11.1 million for the six months ended June 30, 2009 and 2008, respectively. The cause of the decline in expense is reduced SG&A expenses as a result of ongoing cost reduction initiatives, reduced amortization expenses due to the lower amortizable intangibles base caused by the impairment of such intangibles recognized in the third quarter of 2008, as well as the strengthening of the US Dollar. These changes are illustrated in the table below.

	Six months ended June 30,
			Increase
	2009	2008	(decrease)
	(Amounts in thousands)
Selling, general and administrative expenses	$7,153	$9,351	$(2,198)
Noncash compensation related to stock options and restricted stock	296	362	(66)
Amortization of intangible assets	668	1,148	(480)
Depreciation	236	229	7

Totals	$8,353	$11,090	$(2,737)

Liquidity and Capital Resources
Long-Term Debt
     As of June 30, 2009, long-term debt consisted of $8.8 million of notes payable as follows:

(in thousands)
June 30, 2009
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
     On June 16, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank (the “Bank”). The Loan Agreement amends and restates the Loan and Security Agreement entered into by the Borrowers and the Bank on March 17, 2008 and provides for a revolving line of credit facility in an aggregate principal amount of up to $2.0 million, with the actual availability during any month calculated as a percentage of eligible accounts receivable. The revolving line of credit matures on June 15, 2010. Advances under the revolving line of credit will bear interest at the Bank’s prime rate plus either 175 or 200 basis points, and will also be subject to a monthly collateral handling fee ranging from 15 to 35 basis points, in each case depending on certain financial criteria. As of June 30, 2009, there were no borrowings under the Loan Agreement.
Liquidity Assessment
     Cash used by operations was $0.2 million and $0.4 million in the six months ended June 30, 2009 and 2008, respectively. Cash used for the six months ended June 30, 2009 was driven primarily by the reduction in accounts payable, offset by operating income and by other working capital changes, resulting in improved net working capital. Cash used for the six months ended June 30, 2008 was driven primarily by an increase in accounts receivable, offset by other working capital changes.
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
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2009, the Company had interest expense, net of income, of approximately $0.4 million. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     For the six months ended June 30, 2009, approximately 44% of revenues are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
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

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, the CEO and CFO concluded that as of June 30, 2009, the Company’s Disclosure Controls are effective in timely alerting them to material information required to be included in its reports filed with the SEC.

Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II

ITEM 5.	LEGAL PROCEEDINGS
     As of June 30, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.

ITEM 5A.	RISK FACTORS
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
For the Quarter ended June 30, 2009 and 2008, the Company had net income (loss) of $392,000 and ($503,000), respectively, and operating income (loss) of $471,000 and ($429,000) respectively. Prior to the Acquisitions, the Company’s predecessor entities also experienced net losses and operating losses for the prior several fiscal years. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of June 30, 2009, we had approximately $4.7 million in cash and cash equivalents and current liabilities $4.7 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.
The current macro-economic environment in the U.S. and globally could adversely affect our future operating results.
As the recent global financial crisis has broadened and intensified, other sectors have been adversely impacted and a severe global recession now appears likely. Although through the end of the second Quarter 2009 the current macro-economic environment had minimal impact on our business, if current conditions persist or worsen, there is risk that customer disconnections may accelerate, bad debt could increase, pricing pressure could increase and new sales may drop or be delayed due to decreased demand for our services, our customers’ cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. In addition, the worsening economy could amplify normal fluctuations in our revenue, margins, and cash flows, the timing of sales, customer disputes and dispute resolutions and re-pricing of services upon contract renewals. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and make decisions about future investments. Additionally, many of the effects and consequences of the global financial crisis and a broader economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the Company’s ability to raise additional capital if needed, or otherwise negatively impact the Company’s business and financial results.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
For the quarter ended June 30, 2009, our four largest customers accounted for approximately 30% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
Many of our potential competitors have certain advantages over us, including:
•	substantially greater financial, technical, marketing, and other resources, including brand name recognition;

•	substantially lower cost structures, including cost structures of facility-based providers who have reduced debt and other obligations through bankruptcy or other restructuring proceedings;

•	larger client bases;

•	longer operating histories;

•	more established relationships in the industry; and

•	larger geographic presence.

Our competitors may be able to use these advantages to:
•	develop or adapt to new or emerging technologies and changes in client requirements more quickly;

•	take advantage of acquisitions and other opportunities more readily;

•	enter into strategic relationships to rapidly grow the reach of their networks and capacity;

•	devote greater resources to the marketing and sale of their services;

•	adopt more aggressive pricing and incentive policies, which could drive down margins;

•	expand their offerings more quickly.
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
Approximately 44% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
If our goodwill or amortizable intangible assets become further impaired we may be required to record a significant charge to earnings.
Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the year ended December 31, 2008, the Company recorded impairment to goodwill and amortizable intangible assets of $41.9 million in aggregate. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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
To further our strategy, we may seek to acquire additional businesses and technologies that we believe will complement the existing businesses. Any such acquisitions would likely involve some or all of the following risks:
•	difficulty of assimilating acquired operations and personnel and information systems;

•	potential disruption of our ongoing business;

•	increased indebtedness to finance the acquisitions;

•	possibility that we may not realize an acceptable return on our investment in these acquired assets;

•	diversion of resources;

•	difficulty of maintaining uniform standards, controls, procedures, and policies;

•	risks of entering markets in which we have little or no experience; and

•	potential impairment of relationships with employees, suppliers, or clients.
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
On March 17, 2008, the Company entered into a senior secured credit facility agreement with Silicon Valley Bank, the commercial banking arm of SVB Financial Group. On March 17, 2009, the expiration date of our credit facility was extended until May 16, 2009, and was extended again on April 24, 2009 to June 16, 2009. On June 16, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The revolving line of credit matures on June 15, 2010. If the Loan Agreement is not either renewed on terms that are acceptable to both Silicon Valley Bank and the Company, or further extended by Silicon Valley bank on existing terms, the Company could lose access to this borrowing capacity or incur higher costs to maintain and access such borrowing capacity.
Our debt may hinder our growth and put us at a competitive disadvantage.
As of June 30, 2009, the outstanding principal indebtedness of the Company was $8.8 million. This debt may have important consequences, including the following:
•	the ability to obtain additional financing for acquisitions, working capital, investments, and capital or other expenditures could be impaired, or financing may not be available on acceptable terms;

•	a portion of our cash flow will be used to make principal and interest payments on this debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to our operations;

•	if we do not have enough cash flow in the future to make interest or principal payments on

•	this debt, we may be required to refinance all or a portion of this debt, or to raise additional capital, which refinancing or additional capital might not be available on acceptable terms, if at all; and

•	substantial debt may make us more vulnerable to a downturn in our business or the economy generally.
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
Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of June 30, 2009, funds associated with Cannell Capital LLC owned 3,419,106 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2009 without taking into account their unexercised warrants, these funds would beneficially own approximately 22% of our common stock. In addition, as of June 30, 2009, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 32% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: August 13, 2009

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

*Filed herewith