Form 10-Q
period 2009-09-30
Global Telecom & Technology, Inc.
filed 2009-11-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2009, 15,366,685 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1
ITEM 1. FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,879	$5,786
Accounts receivable, net	6,334	8,687
Deferred contract costs	1,143	1,226
Prepaid expenses and other current assets	580	853

Total current assets	13,936	16,552
Property and equipment, net	1,048	1,302
Intangible assets, net	3,049	4,051
Other assets	406	692
Goodwill	22,000	22,000

Total assets	$40,439	$44,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,420	$11,931
Accrued expenses and other current liabilities	6,135	6,654
Deferred revenue	3,834	3,961

Total current liabilities	17,389	22,546

Long-term debt	8,796	8,796
Deferred revenue and other long-term liabilities	1,770	1,126

Total liabilities	27,955	32,468

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 15,366,685 and 14,942,840 shares issued and outstanding	2	1
Additional paid-in capital	58,004	57,584
Accumulated deficit	(45,286)	(45,954)
Accumulated other comprehensive (loss) income	(236)	498

Total stockholders’ equity	12,484	12,129

Total liabilities and stockholders’ equity	$40,439	$44,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue	$16,010	$16,882	$47,868	$50,441

Operating expenses:
Cost of revenue	11,445	11,937	34,369	35,571
Selling, general and administrative expense	3,492	4,510	10,941	14,223
Impairment of goodwill and intangible assets	—	41,854	—	41,854
Depreciation and amortization	443	435	1,347	1,812

Total operating expenses	15,380	58,736	46,657	93,460

Operating Income (loss)	630	(41,854)	1,211	(43,019)

Other income (expense):
Interest expense, net	(219)	(203)	(651)	(602)
Other income (expense), net	(18)	—	89	1

Total other income (expense)	(237)	(203)	(562)	(601)

Income (loss) before income taxes	393	(42,057)	649	(43,620)

Provision for (benefit from) income taxes	1	(433)	(19)	(888)

Net income (loss)	$392	$(41,624)	$668	$(42,732)

Earnings (loss) per share:
Basic	$0.03	$(2.78)	$0.04	$(2.88)
Diluted	$0.03	$(2.78)	$0.04	$(2.88)

Weighted average shares:
Basic	15,346,917	14,959,715	15,235,459	14,835,224
Diluted	15,653,177	14,959,715	15,405,377	14,835,224
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In		Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance, December 31, 2008	14,942,840	$1	$57,584	$(45,954)	$498	$12,129

Share-based compensation for options issued		—	136			136

Share-based compensation for restricted stock issued	423,845	1	284			285

Comprehensive loss
Net income		—		668		668
Change in accumulated foreign currency gain on translation		—			(734)	(734)

Comprehensive loss						(66)

Balance, September 30, 2009	15,366,685	$2	$58,004	$(45,286)	$(236)	$12,484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended
	September 30, 2009	September 30, 2008
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$668	$(42,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,347	1,812
Shared-based compensation	420	742
Deferred income taxes	—	(691)
Impairment of goodwill and intangible assets	—	41,854

Changes in operating assets and liabilities:
Accounts receivable, net	2,929	(2,702)
Other assets	908	100
Accounts payable	(5,025)	(1,774)
Accrued expenses and other liabilities	(309)	1,022

Net cash provided by (used in) operating activities	938	(2,369)

Cash Flows from Investing Activities:
Purchases of property and equipment	(226)	(581)

Net cash used in investing activities	(226)	(581)

Cash Flows from Financing Activities:
Repurchase of restricted stock	—	(29)
Borrowing on line of credit	—	600

Net cash provided by financing activities	—	571

Effect of exchange rate changes on cash	(619)	197

Net increase (decrease) in cash and cash equivalents	93	(2,182)

Cash and cash equivalents at beginning of period	5,786	3,333

Cash and cash equivalents at end of period	$5,879	$1,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$120	120
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
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, the Company had a working capital deficit (i.e., current liabilities exceed current assets) of approximately $3.5 million as of September 30, 2009. Furthermore, net cash provided by operations for the Company during the nine months ended September 30, 2009 was $0.9 million.
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 27, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year 2009 or for any other interim period. The December 31, 2008 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
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
Fair Value of Financial Instruments
     The fair values of the Company’s assets and liabilities that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825 (formerly Statement of Financial Accounting Standards “SFAS” No. 107) including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.
Changes in Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies as of September 30, 2009 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2008 Annual Report on Form 10-K.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     The Company is primarily engaged in wide-area networking and mobility services. We follow accounting standards set by the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or “ASC”. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. For further discussion of the Codification see “FASB Codification Discussion” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) that were effective for the Company commencing January 1, 2009. SFAS No. 141 was subsequently codified into ASC Topic 805, Business Combinations. This Topic impacts financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 was subsequently codified into ASC Topic 810 (Consolidation), which relates to non-controlling interests and classified as a component of equity. The adoption of these new FASB ASC Topics did not have a material effect on the Company’s condensed consolidated financial statements.
     In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, would qualify for the first part of the scope exception in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The EITF proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was effective January 1, 2009. The accounting standard was subsequently codified into ASC Topic 815, Derivatives and Hedging, and ASC Topic 718, Compensation — Stock Compensation. The adoption of these new FASB ASC Topics did not have a material effect on the Company’s condensed consolidated financial statements.

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
     Effective January 1, 2009, the Company fully adopted the provision of SFAS 157 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of SFAS 157 relating to nonfinancial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. The replacement of the new FASB ASC Topic did not have a material effect on the Company’s condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. We adopted FSP No. FAS 142-3 effective January 1, 2009. The accounting standard was subsequently codified into ASC Topic 350, Intangibles — Goodwill and Other. The replacement of the new FASB ASC Topic did not have a material effect on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted SFAS 165 effective June 15, 2009. The accounting standard was subsequently codified into ASC Topic 855, Subsequent Events. The replacement of the new FASB ASC Topic did not have a material effect on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company on July 1, 2009. The accounting standard was subsequently codified into ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. The replacement of the new FASB ASC Topic did not have a material effect on the Company’s condensed consolidated financial statements.
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
Stock Options
     The Company recognized compensation expense for stock options of approximately $33,000 and $40,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $136,000 and $130,000 for the nine months ended September 30, 2009 and 2008, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 20,000 and 42,500 stock options with a total fair value of $20,874 and $17,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company granted 304,000 and 303,000 stock options with a total fair value of $109,564 and $124,000, respectively.

Restricted Stock
     During the three and nine months ended September 30, 2009, the Company granted to certain employees and members of its Board of Directors restricted stock, as described below. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.

		Non-Employee
		Members of Board
	Employees	of Directors	Total
			(in thousands)
Three months ended September 30, 2009
Restricted Stock Shares Granted	—	20	20
Fair Value of Shares Granted	$—	$23	$23
Restricted Stock Compensation Expense			$91

Nine months ended September 30, 2009
Restricted Stock Shares Granted	350	85	435
Fair Value of Shares Granted	$126	$69	$195
Restricted Stock Compensation Expense			$284
NOTE 4 — DEBT
     As of September 30, 2009, long-term debt consisted of $8.8 million of notes payable, described below:

(in thousands)
September 30, 2009
Notes payable	$4,000
Convertible notes payable	4,796

Total	$8,796

     The holders of the convertible notes (“December 2010 Notes”) can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. Moreover, based on the assessment as prescribed by the Company’s adoption of FASB ASC 815 (formerly EITF 07-05), the settlement provisions do not preclude consideration of a conversion feature as indexed to the Company’s own stock.
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
     On June 16, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Loan Agreement amends and restates the Loan and Security Agreement entered into by the Borrowers and the Bank on March 17, 2008 and provides for a revolving line of credit facility in an aggregate principal amount of up to $2.0 million, with the actual availability during any month calculated as a percentage of eligible accounts receivable. The revolving line of credit matures on June 15, 2010. Advances under the revolving line of credit will bear interest at the Bank’s prime rate plus either 175 or 200 basis points, and will also be subject to a monthly collateral handling fee ranging from 15 to 35 basis points, in each case depending on certain financial criteria. As of September 30, 2009, there were no borrowings under the Loan Agreement.
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
     A valuation allowance has been recorded against the Company’s deferred tax assets to the extent those assets are not offset by deferred tax liabilities which have a structural certainty of reversal, or those assets cannot be realized against prior period taxable income. The Company’s income tax benefit for the three and nine months ended September 30, 2009 relates primarily to the expected carry-back of current period losses in our German entity. The Company’s income tax benefit for the three and nine months ended September 30, 2008 relates primarily to amortization of the deferred tax liability associated with its amortizable intangible assets.
NOTE 6 — EARNINGS PER SHARE
     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The diluted earnings per share calculation for the three and nine months ended September 30, 2009 excluded 28,500,306 and 28,500,306 shares, respectively, related to stock options, warrants, and convertible debt as the exercise or conversion price was greater than the average market price of the underlying securities, which would result in an anti-dilutive effect on diluted earnings per share. The diluted earnings per share calculation for the three and nine months ended September 30, 2008 excluded all shares related to stock options, warrants, and convertible debt since the Company had net losses for the periods and therefore including these would have resulted in an anti-dilutive effect on diluted earnings per share.
NOTE 7 — SUBSEQUENT EVENTS
     Management has evaluated subsequent events through November 12, 2009, the date on which the financial statements were available to be issued.
     On November, 2, 2009, the Company signed a definitive agreement to acquire privately-held WBS Connect, LLC. Based in Denver, Colorado, WBS Connect provides high bandwidth IP and wide area networking services to over 400 customers worldwide. The acquisition of WBS Connect will expand the portfolio of IP transit and Ethernet services GTT offers. Additionally, GTT will add WBS Connect’s network infrastructure assets with over 60 points of presence in major North American, Asian and European metro centers.
     Under the terms of the agreement, the total consideration consists of 500,870 shares of GTT common stock to be issued over 18 months beginning six months after the transaction closes, $1.8 million in cash and seller notes, plus the assumption of WBS Connect liabilities and working capital. Subject to customary closing conditions and the approval of the Federal Communications Commission, the Company expects the transaction to close by the end of 2009.

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
     For the quarter ended September 30, 2009, one customer accounted for 10% of our total consolidated revenue, and no other customers exceeded 7%. Our five largest customers accounted for approximately 37% of revenue during this period.
Costs and Expenses
     The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer solutions. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overhead costs included in these costs.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of September 30, 2009, the Company had 71 employees and employment costs comprised approximately 59% of total operating expenses for the nine months ended September 30, 2009.
Locations of Offices and Origins of Revenue
     We are headquartered just outside of Washington, DC, in McLean, Virginia, and we have offices in London, England and Düsseldorf, Germany. For the nine months ended September 30, 2009, approximately 57% of our consolidated revenue was earned from operations based in the United States. Approximately 30% of our revenue were generated from operations based in the United Kingdom and 13% from operations in Germany.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of September 30, 2009 as compared to the significant accounting policies disclosed in Item 8, Note 2, “Significant Accounting Policies” in the 2008 Annual Report on Form 10-K.
FASB Codification Discussion
     The Company is primarily engaged in wide-area networking and mobility services. We follow accounting standards set by the FASB. The FASB sets GAAP that we follow to ensure we consistently report our financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in various forms, including, but not limited to FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses and AICPA Statements of Position.

     The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or “ASC.” The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company prospectively refers to topics in the ASC. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP to reflect the guidance in the Codification.
Results of Operations of the Company
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Overview. Revenue for the three months ended September 30, 2009 were $16.0 million. The cost of revenue for the three months ended September 30, 2009 was $11.4 million and gross margin was $4.6 million, or 29% of revenue.

	Three Months Ended September 30,
	(Amounts in thousands)%
	2009	2008	Change
Revenue	$16,010	$16,882	-5.2%
Cost of revenue	11,445	11,937	-4.1%

Gross margin	$4,565	$4,945	-7.7%
	29%	29%
     Revenue. Revenue for the three months ended September 30, 2009 were $16.0 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended September 30, 2008 was approximately $16.9 million. The reduction was due to the impact of changes in foreign currency valuations as they related to our revenue generated outside of the United States, which in the third quarter of 2008 constituted approximately 47% of total revenue and approximately 43% in the third quarter of 2009. Absent currency translation impacts, revenue recorded in local currency for the three months ended September 30, 2009 remained consistent with the three months ended September 30, 2008.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended September 30, 2009 were $11.4 million and $4.6 million, respectively. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. For the three months ended September 30, 2008, cost of revenue and gross margin were $11.9 million and $4.9 million, respectively. The decrease in cost of revenue and gross margin during the period ended September 30, 2009 is due primarily to the impact of foreign currency valuation as related to our revenue and costs outside of the United States.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $3.9 million and $46.8 million for the three months ended September 30, 2009 and 2008, respectively. The primary cause of the decline is due to an impairment charge recognized in the third quarter of 2008 in the amount of $41.9 million. Operating expenses were also affected by the decrease in foreign exchange year over year and continued cost reductions in SG&A. These changes are illustrated in the table below.

	Three months ended September 30,
			Increase
	2009	2008	(decrease)
Selling, general and administrative expenses	$3,367	$4,130	$(763)
Noncash compensation related to stock options and restricted stock	125	380	(255)
Amortization of intangible assets	334	334	—
Depreciation	109	101	8
Impairment of goodwill and intangible assets	—	41,854	(41,854)

Total expenses	$3,935	$46,799	$(42,864)

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Overview. Revenue for the nine months ended September 30, 2009 was $47.9 million. The cost of revenue for the nine months ended September 30, 2009 was $34.4 million and gross margin was $13.5 million, or 28% of revenue.

	Nine Months Ended September 30,
	(Amounts in thousands)%
	2009	2008	Change
Revenue	$47,868	$50,441	-5.1%
Cost of revenue	34,369	35,571	-3.4%

Gross margin	$13,499	$14,870	-9.2%
	28%	29%
     Revenue. Revenue for the nine months ended September 30, 2009 was $47.9 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the nine months ended September 30, 2008 was approximately $50.4 million. The reduction was due to the impact of changes in foreign currency valuations as they related to our revenue generated outside of the United States, which in the first nine months of 2008 constituted approximately 51% of total revenue and approximately 43% in the first half of 2009. Absent currency translation impacts, revenue recorded in local currency for the nine months ended September 30, 2009 increased by 5% compared to the nine months ended September 30, 2008.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the nine months ended September 30, 2009 were $34.4 million and $13.5 million, respectively. Cost of revenue consists of amounts charged by our underlying network suppliers in the delivery of services, including estimates of liability for unbilled or disputed amounts. For the nine months ended September 30, 2008, cost of revenue and gross margin were $35.6 million and $14.9 million, respectively. The decrease in cost of revenue and gross margin during the period ended September 30, 2009 is due primarily to the impact of foreign currency valuation as related to our revenue and costs outside of the United States, and to a lesser extent, the installation of lower margin services.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $12.3 million and $57.9 million for the nine months ended September 30, 2009 and 2008, respectively. The primary cause of the decline is due to an impairment charge recognized in the third quarter of 2008 in the amount of $41.9 million. Operating expenses were also affected by the decrease in foreign exchange year over year and continued cost reductions in SG&A. These changes are illustrated in the table below.

	Nine months ended September 30,
	(Amounts in thousands)		Increase
	2009	2008	(decrease)
Selling, general and administrative expenses	$10,521	$13,481	$(2,960)
Noncash compensation related to stock options and restricted stock	420	742	(322)
Amortization of intangible assets	1,002	1,482	(480)
Depreciation	345	330	15
Impairment of goodwill and intangible assets	—	41,854	(41,854)

Total expenses	$12,288	$57,889	$(45,601)

Liquidity and Capital Resources
Long-Term Debt
     As of September 30, 2009, long-term debt consisted of $8.8 million of notes payable as follows:

(in thousands)
September 30, 2009
Notes payable	$4,000
Convertible notes payable	4,796

Total	$8,796

     The holders of the convertible notes (“December 2010 Notes”) can convert the principal due under the notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. Moreover, based on the assessment as prescribed by the Company’s adoption of FASB ASC 815 (EITF 07-05), the settlement provisions do not preclude consideration of a conversion feature as indexed to the Company’s own stock.
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
     On June 16, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank (the “Bank”). The Loan Agreement amends and restates the Loan and Security Agreement entered into by the Borrowers and the Bank on March 17, 2008 and provides for a revolving line of credit facility in an aggregate principal amount of up to

$2.0 million, with the actual availability during any month calculated as a percentage of eligible accounts receivable. The revolving line of credit matures on June 15, 2010. Advances under the revolving line of credit will bear interest at the Bank’s prime rate plus either 175 or 200 basis points, and will also be subject to a monthly collateral handling fee ranging from 15 to 35 basis points, in each case depending on certain financial criteria. As of September 30, 2009, there were no borrowings under the Loan Agreement.
Liquidity Assessment
     Cash provided by operating activities for the nine months ended September 30, 2009 of $0.9 million, resulted in improved net working capital. Cash used in operating activities for the nine months ended September 30, 2008, of $2.4 million, was driven primarily by an increase in accounts receivable, offset by other working capital changes.
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
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and the SVB credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations. The Company’s current planned cash requirements for 2009 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2009, the Company had interest expense, net of income, of approximately $0.6 million. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     For the nine months ended September 30, 2009, approximately 43% of revenue is derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenue is billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
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
     Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II
ITEM 5. LEGAL PROCEEDINGS
     As of September 30, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
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
For the Quarters ended September 30, 2009 and 2008, the Company had net income (loss) of $392,000 and ($41,624,000), respectively, and operating income (loss) of $630,000 and ($41,854,000) respectively. Prior to the Acquisitions, the Company’s predecessor entities also experienced net losses and operating losses for the prior several fiscal years. We may generate losses in the future and/or be cash flow negative. If we are not able to achieve or sustain profitability, the market price of our securities may decline.
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of September 30, 2009, we had approximately $6.0 million in cash and cash equivalents and current liabilities $3.5 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenue from any of these customers, would likely reduce our revenue and income.
For the quarter ended September 30, 2009, our five largest customers accounted for approximately 37% of our total service revenue. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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
Competition in the industry in which we do business is intense and growing, and our failure to compete successfully could make it difficult for us to add and retain customers or increase or maintain revenue.
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

If we are unable to compete successfully against our current and future competitors, our revenue and gross margins could decline and we would lose market share, which could materially and adversely affect our business.
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
We may be subject to legal claims and be liable for losses suffered by customers due to our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenue and gross margins. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and in certain cases, customers may be entitled to seek to terminate their contracts with us in case of prolonged or severe service disruptions or other outages.
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
Certain segments of the telecommunications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that our products and services will gain or obtain increased market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenue.
If carrier and enterprise connectivity demand does not continue to expand, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations.
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

Our long sales and service deployment cycles require us to incur substantial sales costs that may not result in related revenue.
Our business is characterized by long sales cycles, which are often in the range of 60 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when we begin to realize revenue. As a result, we may invest a significant amount of time and effort in attempting to secure a customer, which investment may not result in near term, if any, revenue. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenue. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenue in a timely manner, our operating results could be materially and adversely affected.
Because much of our business is international, our financial results may be affected by foreign exchange rate fluctuations.
Approximately 43% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
If our goodwill or amortizable intangible assets become further impaired we may be required to record a significant charge to earnings.
Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the year ended December 31, 2008, the Company recorded impairment to goodwill and amortizable intangible assets of $41.9 million in aggregate. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
Because much of our business is international, we may be subject to local taxes, tariffs, or other restrictions in foreign countries, which may reduce our profitability.
Revenue from our foreign subsidiaries, or other locations where we provide or procure services internationally, may be subject to additional taxes in some foreign jurisdictions. Additionally, some foreign jurisdictions may subject us to additional withholding tax requirements or the imposition of tariffs, exchange controls, or other restrictions on foreign earnings. Any such taxes, tariffs, controls, and other restrictions imposed on our foreign operations may increase our costs of business in those jurisdictions, which in turn may reduce our profitability.
The ability to implement and maintain our databases and management information systems is a critical business requirement, and if we cannot obtain or maintain accurate data or maintain these systems, we might be unable to cost-effectively provide solutions to our customers.
To be successful, we must increase and update information in our databases about network pricing, capacity, and availability. Our ability to provide cost-effective network availability and access cost management depends upon the information we collect from our transport suppliers regarding their networks. These suppliers are not obligated to provide this information and could decide to stop providing it to us at any time. Moreover, we cannot be certain that the information that these suppliers share with us is accurate. If we cannot continue to maintain and expand the existing databases, we may be unable to increase revenue or to facilitate the supply of services in a cost-effective manner.

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
We may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark, or copyright obtained by us will not be challenged, invalidated, or circumvented, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States or the member states of the European Union. Finally, although we intend to undertake reasonable measures to protect the proprietary assets of our combined operations, we cannot guarantee that we will be successful in all cases in protecting the trade secret status of certain significant intellectual property assets. If these assets should be misappropriated, if our intellectual property rights are otherwise infringed, or if a competitor should independently develop similar intellectual property, this could harm our ability to attract new clients, retain existing customers, and generate revenue.
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
Our efforts to develop new service offerings may not be successful, in which case our revenue may not grow as we anticipate or may decline.
The market for telecommunications services is characterized by rapid change, as new technologies are developed and introduced, often rendering established technologies obsolete. For our business to remain competitive, we must continually update our service offerings to make new technologies available to our customers and prospects. To do so, we may have to expend significant management and sales resources, which may increase our operating costs. The success of our potential new service offerings is uncertain and would depend on a number of factors, including the acceptance by end-user customers of the telecommunications technologies which would underlie these new service offerings, the compatibility of these technologies with existing customer information technology systems and processes, the compatibility of these technologies with our then-existing systems and processes, and our ability to find third-party vendors that would be willing to provide these new technologies to us for delivery to our users. If we are unsuccessful in developing and selling new service offerings, our revenue may not grow as we anticipate, or may decline.
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
We depend on key personnel to manage our businesses effectively in a rapidly changing market, and our ability to generate revenue will suffer if we are unable to retain key personnel and hire additional personnel.
The future success, strategic development, and execution of our business will depend upon the continued services of our executive officers and other key sales, marketing, and support personnel. We do not maintain “key person” life insurance policies with respect to any of our employees, nor are we certain if any such policies will be obtained or maintained in the future. We may need to hire additional personnel in the future, and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenue and to operate our business.
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
In March 2008 we entered into a credit facility with an affiliate of Silicon Valley Bank. This credit facility is secured by a pledge of substantially all of our assets, as well as by a pledge of 67% of the capital stock of our U.K. subsidiary. If we fail to pay any of our indebtedness under this credit facility when due, or if we breach any of the covenants in the credit facility, it may result in one or more events of default. There are no financial covenants in the credit facility, but the Company is subject to permitted investments and informational reporting. An event of default under our credit facility would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.
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
As of September 30, 2009, the outstanding principal indebtedness of the Company was $8.8 million. This debt may have important consequences, including the following:
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
Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of September 30, 2009, funds associated with Cannell Capital LLC owned 3,419,106 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2009 without taking into account their unexercised warrants, these funds would beneficially own approximately 22% of our common stock. In addition, as of September 30, 2009, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 32% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: November 12, 2009

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