Form 10-K
period 2009-12-31
Global Telecom & Technology, Inc.
filed 2010-03-24
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant (7,098,043 shares) based on the $1.30 closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2009, was $9,227,456. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of March 24, 2010 there were outstanding 17,216,390 shares of the registrant’s common stock, par value $.0001 per share.
Documents Incorporated by Reference
     Portions of our definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

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
     Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause GTT’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to renegotiate or refinance our indebtedness due in 2010 and the financial and other terms of any renegotiated or refinanced indebtedness;

•	our ability to obtain capital;

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	technological developments and changes in the industry;

•	our ability to complete acquisitions or divestures and to integrate any business or operation acquired;

•	general economic conditions.
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

PART I
ITEM 1. BUSINESS
Background
     Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network integrator providing a broad portfolio of Wide-Area Network (WAN), dedicated Internet access, and managed data services. With over 800 supplier relationships worldwide, GTT combines multiple networks and technologies such as traditional OC-x, MPLS and Ethernet, to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances its client performance through its proprietary Client Management Database (CMD), providing customers with an integrated support system for all of their services. GTT is committed to providing comprehensive solutions, project management and 24x7 global operations support.
     On December 16, 2009, GTT acquired privately-held WBS Connect, L.L.C., TEK Channel Consulting, LLC and WBS Connect Europe Ltd. (collectively “WBS Connect”). WBS Connect, based in Denver, Colorado, is a provider of global IP transit and data transport services worldwide.
     Headquartered in McLean, Virginia, GTT has offices in Denver, London and Dusseldorf, and provides services to more than 700 enterprise, government, and carrier clients in over 80 countries worldwide.
Our Customers
     Our customer base includes direct enterprise customers (including government agencies), system integrators and telecommunications carriers.
     As of December 31, 2009, our customer base was comprised of over 700 businesses. These customers included Global 500 companies, some of which are in the global banking, manufacturing, communications, and media industries. For the year ended December 31, 2009, no single customer accounted for more than 10% of our total consolidated revenues. Our five largest customers accounted for approximately 36% of consolidated revenues during the same period.
     We provide services in over 80 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.
     For the year ended December 31, 2009, approximately 58% of our revenue was attributable to our operations based in the United States, 29% was attributable to operations based in the United Kingdom, and 13% was attributable to operations based in Germany.
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
Our Suppliers
     As of December 31, 2009, we had over 800 supplier relationships worldwide from which we source bandwidth and other services to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts. For example, on many point-to-point private line connections we may contract with three different suppliers, such as an access supplier at each end of the connection and a third network services provider for the long-haul connection between them.
     Our supplier management teams interact with our suppliers to acquire updated pricing and network asset information and negotiate purchase agreements when appropriate. In some cases, we have electronic interfaces into our suppliers’ pricing systems to provide our customers with real time pricing updates. Our supplier management teams are constantly seeking out strategic partnerships with new carriers, negotiating favorable terms on existing contracts, and looking to expand each supplier’s product portfolio. These partnerships are reflected in long-term contracts, commonly referred to as Master Service Agreements. All of these efforts are aimed at providing greater choice, flexibility, and cost savings for our customers. We are committed to using high-quality suppliers, and our supplier management teams continually monitor supplier performance.
Sales and Marketing
     Because our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We therefore sell our services largely through a direct sales force located across the globe, as well as strong agent channel relationships, with principal concentration in the United States, the United Kingdom, and Germany. Most of our sales representatives have many years of experience in selling to multinational corporations, enterprises, service providers, and carriers. We also employ sales engineers to provide presales support to our sales representatives. The average sales cycle can be as little as two to six weeks for existing customers and three to six months or longer for larger new customers.
     Our sales and marketing efforts are focused on generating new business opportunities through industry contacts, new product offerings, and long-term relationships with new and existing customers. Our sales activities are specifically focused on recruiting seasoned industry experts with deep ties to the direct enterprise, system integrator and carrier markets, building relationships with our new clients, and driving expansion within existing accounts. Our marketing activities are designed to generate awareness and familiarity of our value proposition with our target accounts, develop new products to meet the needs of our customer base, and communicate to our target markets, thereby reinforcing our value proposition among our customers’ key decision makers.
Operations
     Our global operations consist of two parts: global customer operations, and global network operations and engineering.
     Customer operations includes project management and development of our CMD system. Global project management assures the successful implementation of a customer services after the sale. A project manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed.
     Network operations and engineering is comprised of global Network Operations Center (“NOC”) and Engineering and Information and Communications Technology (“ICT”). The NOC receives, prioritizes, tracks, and resolves network outages or other customer needs, along with provisioning and testing of new services. Engineering provides support for the NOC and the sales team, as well as carrying out all provisioning for GTT Network Services. ICT manages all internal desktop, and network and server infrastructure.
Competition
     Our competition consists primarily of traditional, facilities-based providers, including companies that provide network connectivity and internet access principally within one continent or geographical region, such as Level 3, Qwest, KPN, XO Communications, and COLT. We also compete against carriers who provide network connectivity on a multi-continent, or global basis, such as Verizon Business, AT&T, British Telecom, NTT and Deutsche Telekom.
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
Foreign Regulation
     Generally, the provisioning to U.S. customers of international telecommunications services originating or terminating in the United States is governed by the FCC. In addition, the regulatory requirements to operate within a foreign country or to provide services to customers within that foreign country vary from jurisdiction to jurisdiction, although in some respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. As opportunities arise in particular nations, we may need to apply for and acquire various authorizations to operate and provide certain kinds of telecommunications services. Although some countries require complex applications procedures for authorizations and/or impose certain reporting and fee payment requirements, others simply require registration with or notification to the regulatory agency and some simply operate through general authorization with no filing requirement at all.
Intellectual Property
     We do not own any patent registrations, applications or licenses. We maintain and protect trade secrets, know-how, and other proprietary information regarding many of our business processes and related systems and databases.
Employees
     As of December 31, 2009, we had a total of 83 employees.
Executive Officers
     Our executive officers and their respective ages and positions as of March 24, 2010 are as follows:
     H. Brian Thompson, 71, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer from January 2005 to October 2006 and from February 2007 to May 2007. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson was Chairman and CEO of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998, and became Vice Chairman of the board for Qwest until his resignation in December 1998. He previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI, was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. Mr. Thompson currently serves as a member of the board of directors of Axcelis Technologies, Inc, ICO Global Communications (Holdings) Ltd, Penske Automotive Group, and Sonus Networks, Inc., and is a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson holds a Master of Business Administration from Harvard Business School, and holds an undergraduate degree in chemical engineering from the University of Massachusetts.
     Richard D. Calder, Jr., 46, has served as our President, Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006 Mr. Calder served as President & Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder co-founded Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Mr. Calder previously held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.
     Eric Swank, 42, has served as our Chief Financial Officer since February 2009. Prior to joining us, Mr. Swank served as the Treasurer and Senior Vice President of Finance at Mobile Satellite Ventures (now SkyTerra Communications), a publicly-held, Reston, Virginia-based developer and supplier of mobile satellite communications services from November 2001 to April 2008. From 1994 to 2001, Mr. Swank served in various positions, including Director, Corporate Development and Investor Relations, and Vice President, Corporate Planning and Investor Relations, at Motient Corporation (now TerreStar Corporation), a publicly-held, Reston, Virginia-based integrated mobile satellite and terrestrial communications network provider. Prior to joining Motient, from 1989 to 1994, Mr. Swank served as Director, Operations and Manager, Business Development for C-Tec Corporation, a diversified telecommunications holding company organized to hold Commonwealth Telephone Inc. and other non-regulated telecommunications businesses. Mr. Swank received a Bachelor’s degree in Finance from King’s College.
     Chris McKee, 42, has served as our General Counsel and Secretary since May 2008. Prior to joining us, Mr. McKee served as the Vice President and General Counsel of StarVox Communications, Inc. from June, 2007 to April 2008. From 2005 to 2007, Mr. McKee was the Vice President and Assistant General Counsel of Covad Communications Group Inc., a publicly held San Jose, California-based broadband provider of integrated voice and data communications nationwide. Prior to joining Covad, from 2002 to 2005, Mr. McKee served as Executive Director of Legal and Regulatory Affairs for XO Communications, Inc., a publicly held Reston, Virginia-based broadband provider of integrated voice and data communications nationwide. Mr. McKee previously, from 1998 to 2002, served as Deputy General Counsel of Net2000 Communications Inc., a publicly traded Herndon, Virginia-based telecommunications services provider. Prior to that, from 1994 to 1998, Mr. McKee was an associate at Washington, D.C.-based law firms Dickstein Shapiro LLP and Dow Lohnes PLLC. Mr. McKee received a Bachelor’s degree from Colby College and a Juris Doctor from Syracuse University.
Available Information
     The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the SEC website at www.sec.gov and on our website at www.gt-t.net as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
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
     Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of December 31, 2009, we had approximately $5.5 million in cash and cash equivalents and current liabilities $25.8 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations maturing during 2010), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, out current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2010, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests. Our need for capital to satisfy our outstanding indebtedness due in 2010 is discussed below under the risk factor captioned “Risks Relating to Our Indebtedness – We are obligated to repay several debt instruments that mature during 2010. If we are unable to raise additional capital or renegotiate the terms of that debt, we may be unable to make the required payments with respect to one or more of these debt instruments.”
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
     For the year ended December 31, 2009, our five largest customers accounted for approximately 36% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
     The industry in which we operate is consolidating, which is increasing the size and scope of our competitors. Competitors could benefit from assets or businesses acquired from other carriers or from strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in the data transmission and internet access business have declined in recent years and may continue to decline.
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
     The majority of our business consists of integrating and reselling network capacity purchased from facility-based telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.
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
We may make purchase commitments to vendors for longer terms or in excess of the volumes committed by our underlying customers.
     The Company attempts to match its purchase of network capacity from its suppliers and its service commitments from its customers. However, from time to time the Company has obligations to its suppliers that exceed the duration of the Company’s related customer contracts or that are for capacity in excess of the amount for which it has Customer commitments. This could arise based upon the terms and conditions available from the Company’s suppliers, from an expectation of the Company that we will be able to utilize the excess capacity, as a result of a breach of a customer’s commitment to us, or to support fixed elements of the Company’s network. Under any of these circumstances, the Company would incur the cost of the network capacity from its supplier without having corresponding revenues from its customers, which could result in a material and adverse impact on the Company’s operating results.
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
     The communications market in which we operate is highly competitive; we could be forced to reduce prices, may lose customers to other providers that offer lower prices and have problems attracting new customers.
     The communications industry is highly competitive and pricing for some of our key service offerings, such as our dedicated IP transport services, have been generally declining. If our costs of service, including the cost of leasing underlying facilities, do not decline in a similar fashion, we could experience significant margin compression, reduction of profitability and loss of business.
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
     Our business is characterized by long sales cycles, which are often in the range of 45 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer, which investment may not result in near term, if any, revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenues in a timely manner, our operating results could be materially and adversely affected.
Because much of our business is international, our financial results may be affected by foreign exchange rate fluctuations.
     Approximately 42% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
If our goodwill or amortizable intangible assets become further impaired we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the year ending December 31, 2008, the Company recorded impairment to goodwill and amortizable intangible assets of $41.9 million in aggregate. During the year ended December 31, 2009, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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

We may experience difficulties integrating the recently acquired business of WBS Connect, which could adversely affect our financial condition and results of operations.
     On December 16, 2009 we acquired WBS Connect. The success of this acquisition will depend in part on our success in integrating this business with our own. If we are unable to meet the challenges involved in successfully integrating the operations of WBS Connect or if we are otherwise unable to realize the anticipated benefits of this acquisition, our results of operations and financial condition could be seriously harmed. In addition, the overall integration of the acquired business will require substantial attention from our management, which could further harm our results of operations and financial condition.
     The challenges involved in integrating the business of WBS Connect include:
•	integrating the company’s operations, processes, people, technologies, products and services;
•	coordinating and integrating sales and marketing functions;
•	demonstrating to the WBS Connect customers and suppliers that the acquisition will not result in adverse changes in business focus, products or service (including customer satisfaction);
•	assimilating and retaining the key personnel; and
•	consolidating administrative infrastructures and eliminating duplicative operations and administrative functions.
     We may not be able to successfully integrate the business of WBS Connect with our own business in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated.
We continue to evaluate merger and acquisition opportunities and may purchase additional companies in the future, and the failure to integrate them successfully with our existing business may adversely affect our financial condition and results of operations.
     We have recently grown through the acquisition of WBS Connect. We continue to explore merger and acquisition opportunities, and we may face difficulties if we acquire other businesses in the future, including:
•	integrating the personnel, services, products and technologies of the acquired businesses into our existing operations;
•	retaining key personnel of the acquired businesses;
•	failing to adequately identify or assess liabilities of acquired businesses;
•	failing to achieve the synergies, revenue growth and other expected benefits we used to determine the purchase price of the acquired businesses;
•	failing to realize the anticipated benefits of a particular merger and acquisition;
•	incurring significant transaction and acquisition-related costs;
•	incurring significant amounts of additional debt;
•	creating significant contingent earn-out obligations and other financial liabilities;
•	incurring unanticipated problems or legal liabilities;

•	being subject to business uncertainties and contractual restrictions while an acquisition is pending that could adversely affect our business; and
•	diverting our management’s attention from the day-to-day operation of our business.

     These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this Form 10-K, we have no agreement or memorandum of understanding to enter into any acquisition transaction.
          In addition, our ability to complete acquisitions may depend, in part, on our ability to finance these acquisitions, including both the costs of the acquisition and the cost of the subsequent integration activities. Our ability may be constrained by our cash flow, the level of our indebtedness, restrictive covenants in the agreements governing our indebtedness, conditions in the securities and credit markets and other factors, most of which are generally beyond our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete such acquisitions, thereby reducing our liquidity. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Thus, the financial impact of future acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.
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
Future changes in regulatory requirement, new interpretations of existing regulatory requirements, or determinations that we violated existing regulatory requirements may impair our ability to provide services, result in financial losses or otherwise reduce our profitability.
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
     In addition, any determination that we, including companies that we have acquired, have violated applicable regulatory requirements could result in material fines, penalties, forfeitures, interest or retroactive assessments. For example, a determination that we have not paid all required universal service fund contributions could result in substantial retroactive assessment of universal service contributions, together with applicable interest, penalties, fines or forfeitures.
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
     A significant amount of our indebtedness for borrowed money will become due in December 2010, including (i) approximately $4.8 million in principal, plus accrued interest, of promissory notes we issued in November 2007, (ii) $4.0 million in principal, plus accrued interest, with respect to promissory notes we issued in October 2006 and, (iii) the then outstanding amount of our revolving credit facility with Silicon Valley Bank (under which we had $3.1 million outstanding at December 31, 2009 and $3.0 million outstanding at March 20, 2010. Also, in connection with the WBS Connect acquisition, we issued and assumed indebtedness in the aggregate amount of $0.8 million, of which approximately $0.6 million is due during 2010.
     If we are unable to raise additional capital or arrange other refinancing options, we may be unable to make the principal payments and/or payments of accrued interest when due with respect to one or more of these promissory notes. We do not have sufficient cash currently available to pay all of these obligations, and absent the renewal or replacement of our revolving credit facility, we do not expect that our results of operations will provide sufficient funds to enable us to pay these obligations in full. Accordingly, we expect that we will need to extend these debt obligations or obtain additional capital to satisfy these debt obligations through one or more alternatives, such as raising equity capital, raising new debt capital or selling assets. Our ability to sell assets or raise additional equity or debt capital, and our ability to extend or refinance our existing indebtedness will depend on the condition of the capital and credit markets and our financial condition at such time. As a result, we may not be able to extend the maturity of our indebtedness maturing in 2010, or obtain additional capital to satisfy these obligations on terms acceptable to us or at all. Any additional capital may be available only on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2010, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests. The impact of our debt obligations on our other operating requirements is discussed above under the risk factor captioned “Risks Related to Our Business and Operations — We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.”
Our failure to renew our credit facility on terms acceptable to the Company, if at all, could result in the loss of future borrowing capacity and/or higher costs to maintain or access the borrowing capacity.
     On December 16, 2009, the Company entered into the Second Amended and Restated Loan and Security Agreement (the “SVB Amended Loan Agreement”) with Silicon Valley Bank. The SVB Amended Loan Agreement and related documents amend and restate the existing SVB credit facility to provide, among other things, for an increase in available borrowing to $5.0 million with provision for further increase to an aggregate facility amount of $8.0 million if the Company acquires certain customer accounts from a third party and obtains certain additional financing. The facility expires and is subject to renewal by December 10, 2010. The Company had drawn approximately $3.1 million on the facility at December 31, 2009.
     If the Company were to lose access to the borrowing capacity under the credit agreement, or if any refinancing or replacement facility were on terms that are burdensome to the Company, the Company could lose access to this borrowing capacity or incur higher costs to maintain and access such borrowing capacity.
Our failure to comply with covenants in our credit facility could result in our indebtedness being immediately due and payable and the loss of our assets.
     Pursuant to the terms of our credit facility with Silicon Valley Bank we have pledged substantially all of our assets to the lender as security for our payment obligations under the credit facility. If we fail to pay any of our indebtedness under this credit facility when due, or if we breach any of the other covenants in the credit facility, it may result in one or more events of default. An event of default under our credit facility would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.
Covenants in our credit facility and outstanding notes, and in any future debt agreement, may restrict our future operations.
The indenture governing the notes and the New Credit Facility will impose financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand our business, finance our operations and engage in other business activities that may be in our interest. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and restrictions that limit our ability and that of our subsidiaries to, among other things:
•	incur additional indebtedness or place additional liens on our assets;
•	pay dividends or make other distributions on, redeem or repurchase our capital stock;
•	make investments or repay subordinated indebtedness;
•	enter into transactions with affiliates;
•	sell assets;
•	engage in a merger, consolidation or other business combination; or

•	change the nature of our businesses.
Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.
Our substantial level of indebtedness and debt service obligations could impair our financial condition, hinder our growth and put us at a competitive disadvantage.
As of December 31, 2009 our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:
•	make it more difficult for us to satisfy our financial obligations;
•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;
•	increase the risk that a substantial decrease in cash flows from operating activities or an increase in expenses will make it difficult for us to meet our debt service requirements and will require us to modify our operations;
•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund future business opportunities, working capital, capital expenditures and other general corporate purposes;
•	limit our ability to borrow additional funds to expand our business or ease liquidity constraints;
•	limit our ability to refinance all or a portion of our indebtedness on or before maturity;
•	limit our ability to pursue future acquisitions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage relative to competitors that have less indebtedness.
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
     At March 24, 2010, we had 12,090,000 Class W warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2010. In addition, at March 24, 2010 we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $4.8 million in principal amount of promissory notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share. We also issued to the representative of the underwriters in our initial public offering an option to purchase at any time on or before April 10, 2010, 25,000 Series A units at an exercise price of $17.325 per Series A unit (each of which is comprised of two shares of common stock, five Class W warrants and five Class Z warrants) and/or 230,000 Series B units at an exercise price of $16.665 per Series B unit (each of which is comprised of two shares of common stock, one Class W warrant and one Class Z warrant), except that (a) the exercise price for these Class W warrants and Class Z warrants is $5.50 per share and these Class Z warrants expire on April 10, 2010. If the Series A units and Series B units are issued, it would result in the issuance of an additional 710,000 warrants. The common stock underlying the warrants, the convertible notes and the underwriters’ options have been registered for sale under the Securities Act or are entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If and to the extent these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.
The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
     Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of December 31, 2009, funds associated with Cannell Capital LLC owned 3,419,106 shares of our common stock and warrants to acquire 2,224,000 shares of our common stock. Based on the number of shares of our common stock outstanding on March 20, 2010 without taking into account their unexercised warrants, these funds would beneficially own approximately 20% of our common stock. In addition, as of March 24, 2010, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 32% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
     The Company does not own any real estate. Instead, all of the Company’s facilities are leased. GTT’s headquarters in McLean, Virginia are occupied under a lease that expires in December 2014. We also maintain offices in Denver, Colorado, London, England and Düsseldorf, Germany. The lease of our London, England facility expires in June 2012. The Company leases its facility in Düsseldorf, Germany under a multi-year lease that expires in July 2011. The Company’s offices in Denver, Colorado are leased under a three month lease that renews for successive three month periods unless either GTT or the landlord gives a notice of non-renewal. We are currently evaluating our options with respect to our offices in Düsseldorf, Germany, and Denver, Colorado. We believe the necessary office space in these locations will be available on commercially reasonable terms.
     We believe our properties, taken as a whole, are in good operating condition and are adequate for our business needs.

ITEM 3.	LEGAL PROCEEDINGS
     The Company is not currently subject to any material legal proceedings. From time to time, however, we or our operating companies may party to other various legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or consolidated results of operations or cash flows. However, we cannot provide assurance that any adverse outcome would not be material to our consolidated financial position or consolidated results of operations or cash flows.
PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Equity Securities
     Our common stock trades on the Over-the-Counter Bulletin Board under the symbol GTLT, and our Class W warrants and Class Z warrants trade under the symbols GTLTW and GTLTZ, respectively. At March 24, 2010, we had outstanding 17,216,390 shares of our common stock, 12,090,000 Class W Warrants and 12,090,000 Class Z Warrants.
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

	Common Stock		Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low
2008
First Quarter	$1.10	$0.33	$0.05	$0.03	$0.10	$0.02
Second Quarter	$0.75	$0.40	$0.05	$0.04	$0.14	$0.06
Third Quarter	$0.65	$0.33	$0.04	$0.01	$0.05	$0.01
Fourth Quarter	$0.59	$0.26	$0.01	$0.00	$0.03	$0.01
2009
First Quarter	$0.50	$0.36	$0.00	$0.00	$0.01	$0.01
Second Quarter	$1.40	$0.62	$0.02	$0.00	$0.06	$0.00
Third Quarter	$1.44	$1.26	$0.01	$0.00	$0.06	$0.01
Fourth Quarter	$1.25	$0.95	$0.00	$0.00	$0.03	$0.01
     As of February 23, 2010 there were approximately 33 holders of record of our common stock, 16 holders of record of our Class W warrants, and 21 holders of record of our Class Z warrants.
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
Overview
     GTT is a global network integrator providing a broad portfolio of Wide-Area Network (WAN), dedicated Internet access, and managed date services. With over 800 supplier relationships worldwide, GTT combines multiple networks and technologies such as traditional OC-x, MPLS and Ethernet, to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances its client performance through its proprietary Client Management Database (CMD), providing customers with an integrated support system for all of its services. GTT is committed to providing comprehensive solutions, project management and 24x7 global operations support.
     The Company sells through a direct sales force on a global basis. The Company generally competes with large, facilities-based providers and other services providers in each of our global markets. As of December 31, 2009, our customer base was comprised of over 700 businesses. Our five largest customers accounted for approximately 36% of consolidated revenues during the year ended December 31, 2009.
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
     Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business. As such, the Company considers its contracts with its suppliers to be normal purchases, according to the criteria in 10(b) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which was codified into ASC Topic 815, Derivatives and Hedging.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2009, the Company had 83 employees and employment costs comprised approximately 15% of total operating expenses for the year ended December 31, 2009.
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
Revenue Recognition
     The Company provides data connectivity solutions, such as dedicated circuit access, access aggregation and hubbing and managed network services to its customers. Certain of the Company’s current revenue activities have features that may be considered multiple elements. The Company believes that there is insufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, revenue is recorded ratably over the term of the arrangement.
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
     The Company recognizes revenue as follows:
     Network Services and Support. The Company’s services are provided pursuant to contracts that typically provide for payments of recurring charges on a monthly basis for use of the services over a committed term. Each service contract typically has a fixed monthly cost and a fixed term, in addition to a fixed installation charge (if applicable). Variable usage charges are applied when incurred for certain product offerings. At the end of the initial term of most service contracts the contracts roll forward on a month-to-month or other periodic basis and continue to bill at the same fixed recurring rate. If any cancellation or termination charges become due from the customer as a result of early cancellation or termination of a service contract, those amounts are calculated pursuant to a formula specified in each contract. Recurring costs relating to supply contracts are recognized ratably over the term of the contract.
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
     In the normal course of business from time to time, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to attempt to ensure that errors in its suppliers’ billed invoices are identified and resolved. The bill verification procedures include the examination of bills, comparison of billed rates to rates shown on the actual contract documentation and logged in the Company’s operating systems, comparison of circuits billed to the Company’s database of active circuits, and evaluation of the trend of invoiced amounts by suppliers, including the types of charges being assessed. If the Company concludes by reference to such objective factors that it has been billed inaccurately, the Company will record a liability for the amount that it believes is owed with reference to the applicable contractual rate and, in the instances where the billed amount exceeds the applicable contractual rate, the likelihood of prevailing with respect to any dispute.

     These disputes with suppliers generally fall into three categories: pricing errors, network design or disconnection errors, and taxation and regulatory surcharge errors. In the instances where the billed amount exceeds the applicable contractual rate the Company does not accrue the full face amount of obvious billing errors in accounts payable because to do so would present a misleading and confusing picture of the Company’s current liabilities by accounting for liabilities that are erroneous based upon a detailed review of objective evidence. If the Company ultimately pays less than the corresponding accrual in resolution of an erroneously over-billed amount, the Company recognizes the resultant decrease in cost of revenue in the period in which the resolution is reached. If the Company ultimately pays more than the corresponding accrual in resolution of an erroneously billed amount, the Company recognizes the resultant cost of revenue increase in the period in which the resolution is reached and during which period the Company makes payment to resolve such account.
     Although the Company disputes erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. As of December 31, 2009, the Company had $1.7 million in billing errors disputed with suppliers, for which we have accrued $1.0 million in liabilities.
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
Goodwill and Intangible Assets
     Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (formerly Statement of Financial Accounting Standards “SFAS” No. 142). A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.
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
     The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2009 and concluded that no impairment existed. In 2008, the Company tested its goodwill and concluded that impairment existed and recorded an impairment charge to goodwill of $38.9 million.
     Intangible assets are assets that lack physical substance, and are accounted for in accordance with ASC Topic 350 and ASC Topic 360, Impairment or Disposal of Long-Lived Assets (formerly SFAS 144). Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2009, the Company tested their intangible assets and concluded that no impairment existed. In 2008, we determined that certain of our intangible assets were impaired and recorded an impairment charge to intangible assets of $2.9 million.

     In December 2009, the Company recorded an additional $7.2 million of goodwill and $4.8 million of intangible assets related to the purchase of WBS Connect. The intangible assets consist primarily of customer contracts and relationships as well as restrictive covenants related to employment agreements.
Income Taxes
     The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (formerly SFAS 109). Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was codified into ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the new FASB ASC Topic did not have a material effect on the Company’s consolidated financial statements
     We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.
Share-Based Compensation
     On October 16, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and consultants based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) was codified into ASC Topic 718, Compensation — Stock Compensation. The adoption of the new FASB ASC Topic did not have a material effect on the Company’s consolidated financial statements.
     ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company elected the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards. The Company accounts for non-employee share-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18).
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
Recent Accounting Pronouncements
     Reference is made to Note 2 (“Significant Accounting Policies”) of the consolidated financial statements, which commence on page F-1 of this report, which Note is incorporated herein by reference.
Results of Operations of the Company
Fiscal Year Ended December 31, 2009 compared to Fiscal Year Ended December 31, 2008
Overview. The financial information presented in the table below comprises the audited consolidated financial information of the Company for the years ended December 31, 2009 and 2008 (amounts in thousands):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenue:
Telecommunications services sold	$64,221	$66,974

Operating expenses:
Cost of telecommunications services provided	45,868	47,568
Selling, general and administrative expense	14,684	18,197
Impairment of goodwill and intangibles	—	41,854
Restructuring costs, employee termination and non-recurring items	641	—
Depreciation and amortization	1,733	2,211

Total operating expenses	62,926	109,830

Operating income (loss)	1,295	(42,856)

Other income (expense):
Interest income (expense), net	(849)	(781)
Other income (expense), net	24	(28)

Total other expense, net	(825)	(809)

Income (loss) before income taxes	470	(43,665)

Provision for (benefit from) income taxes	16	(1,291)

Net income (loss)	$454	$(42,374)

Net income (loss) per share:
Basic	$0.03	$(2.85)
Diluted	$0.03	$(2.85)

Weighted average shares:
Basic	15,268,826	14,863,658
Diluted	15,470,763	14,863,658
Revenues. The table below presents the components of revenues for the years ended December 31, 2009 and 2008:

Geographical Revenue Source	2009	2008
United States	58%	51%
United Kingdom	29	35
Germany	13	13
Other Countries	—	1

Totals	100%	100%

     Total revenue decreased $2.8 million, or 4.1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the impact of changes in foreign currency valuations as they related to our revenue generated outside of the United States offset by the Company’s resulting sales and installation of additional services for new and existing customers. Absent currency translation impacts, total revenue increased approximately 2% over 2008.
     Costs of Service. Total costs of service decreased $1.7 million, or 3.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the impact of foreign currency valuation as related to our revenue and costs outside of the United States, as well as the installation of higher margin services and customer disconnections with lower margins.
     Selling, General and Administrative Expenses. SG&A decreased $3.5 million, or 19.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This reduction is due to the Company’s plan in 2009 to significantly reduce all general and administrative expenses, as well as the impact of foreign currency translations.
     Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 21.6%, to $1.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The net decrease was primarily due to a reduction in amortization expense resulting from the impairment of the Company’s intangible assets in the third quarter of 2008.
     Impairment of goodwill and intangible assets. Impairment of goodwill and intangible asset expense decreased from $41.9 million for the year ended December 31, 2008, to $0 for the year ended December 31, 2009.
     Interest Expense. Interest expense increased $0.1 million, or 8.8%, to $0.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The net increase was primarily due to interest on draw-downs against the Company’s line of credit during the third and fourth quarter of 2009.
Liquidity and Capital Resources (amounts in thousands)

	December 31, 2009	December 31, 2008
Cash and cash equivalents and short-term investments	$5,548	$5,785

Debt	$12,707	$8,796
     During 2009, the Company generated positive operating cash flow, inclusive of significant reductions in accounts payable, and generated positive net income. The Company also consummated the acquisition of WBS Connect in the last half of December 2009. As a result, the Company assumed additional current liabilities of WBS Connect and drew approximately $3.1 million on its credit facility to support cash payments required to consummate the acquisition.
     The Company believes that cash currently on hand, expected cash flows from future operations and potential future borrowing capacity are sufficient to fund operations for the next twelve months, including the repayment, extension or refinancing of indebtedness pursuant to multiple agreements including: (i) approximately $4.8 million in principal, plus accrued interest, of promissory notes we issued in November 2007, (ii) $4.0 million in principal, plus accrued interest, with respect to promissory notes we issued in October 2006, (iii) the then outstanding amount of our revolving credit facility with Silicon Valley Bank (under which we had $3.1 million outstanding at December 31, 2009 and 3.0 million outstanding at March 20, 2010, and (iv) indebtedness issued or assumed in connection with the WBS Connect acquisition of which approximately $0.6 million is due during 2010.
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
     Operating Activities. Net cash provided by operating activities was $1.4 million for the year ended December 31, 2009, reflecting a net income of $0.5, a change in operating assets and liabilities of $1.4 million, offset by $2.3 million in non-cash operating items. The source of cash in working capital was primarily due to an overall decrease in accounts receivable resulting from improved customer collections, offset by a decrease in accounts payable as a result of faster vendor payment. The decrease in working capital on the Company’s balance sheet was primarily due to an increase in short-term debt and an increase in accrued expenses and accounts payable in connection with the acquisition of WBS Connect in December 2009.
     During 2009 and 2008, we made cash payments for interest totaling $0.3 million and $0.1 million, respectively. The increase in interest payments was a result of a contractual increase in the amount of cash interest due, as well as interest on draw-downs against the Company’s line of credit during the third and fourth quarter of 2009.
     Investing Activities. Net cash used in investing activities was $4.1 million in the year ended December 31, 2009, consisting primarily of the $3.7 million of cash used in the purchase of WBS Connect, and $0.4 million of capital expenditures.
     As a global network integrator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. Additionally, the Company’s cost structure is somewhat variable and provides management an ability to manage costs as appropriate. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and the network elements, and are very low as a proportion of revenue. The Company may require additional capital investment as part of growing it base of customer services.
     Financing Activities. Net cash provided by financing activities increased to $3.1 million for the year ended December 31, 2009 as compared to $0.0 million for the year ended December 31, 2008. This increase was due to borrowings under its expanded SVB Credit facility, used to fund the WBS Connect acquisition.
     Effect of Exchange Rate Changes on Cash. Effect of Exchange Rate Changes decreased $0.5 million to $0.6 million for the year ended December 31, 2009 as compared to an effect of $1.1 million for the year ended December 31, 2008, due primarily to cash balances denominated in currencies that weakened against the US Dollar during 2009 as well as impacts to the Company’s current assets and liabilities denominated in currencies that weakened against the US Dollar.
Debt
     As of December 31, 2009, the Company had $12.7 million of debt, consisting of the $3.1 million of borrowings under our revolving credit facility that matures in December 2010, approximately $8.8 million of promissory notes that mature in December 2010, approximately $0.3 million of promissory notes due during 2010 that were issued to the former owners of WBS Connect in connection with our acquisition of WBS Connect, and $0.6 million of capital lease obligations assumed in the acquisition (amounts in thousands):

		Notes Payable to former	Notes Payable to former	Notes Payable to Other	Promissory Note /	Senior Secured Credit
	Total Debt	GII Shareholders	ETT and GII Shareholders	Investors	Capital Lease	Facility
Debt obligation as of December 31, 2008	$8,796	$4,000	$2,871	$1,925	$—	$—

Draw on Senior Secured Credit Facility	3,078	—	—	—	—	3,078

Promissory Note Issued	250	—	—	—	250	—

Captial lease obligation assumed	583	—	—	—	583	—

Debt obligation as of December 31, 2009	$12,707	$4,000	$2,871	$1,925	$833	$3,078

     On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements to pursuant to which the holders of the April 2008 Notes (i) exchanged $3.5 million in aggregate principal amount of the April 2008 Notes for an aggregate of 2,570,144 shares of the Company’s common stock, and (ii) exchanged the remaining $2.4 million in aggregate principal amount of the April 2008 Notes, plus accrued interest, for $2.9 million aggregate principal amount of the 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”). All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010. In addition, on November 13, 2007, the Company sold an additional $1.9 million of December 2010 Notes to certain accredited investors including approximately $1.7 million of December 2010 Notes to certain members of the Company’s board of directors and entities affiliated with members of the Company’s board of directors. An aggregate of $4.8 million in principal amount of the December 2010 Notes was outstanding as of December 31, 2009.
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
     On March 17, 2008, the Company entered into a Loan and Security Agreement (the “credit facility”) with Silicon Valley Bank. Under the terms of the credit facility, the Company could borrow up to a maximum amount of $2.0 million; with the actual amount available being based upon criteria related to accounts receivable and cash collections. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.5% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.25% to 0.50%, in each case depending on certain financial criteria. The credit facility had a 364 day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     On June 16, 2009, the Company and Silicon Valley Bank entered into an Amended and Restated Loan and Security Agreement (the “amended credit facility”). Under the terms of the amended credit facility, the Company’s revolving line of credit was increased to a maximum amount of $2.5 million, with the actual amount available being based upon criteria related to accounts receivable. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.75% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The amended credit facility had a 364 day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the amended credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.

     In December 2009, the Company and Silicon Valley Bank entered into a Second Amended and Restated Credit Facility (the “current credit facility”). Under the terms of the current credit facility, the Company’s revolving line of credit was increased to a maximum amount of $5.0 million, with the actual amount available being based on criteria related to the Company’s accounts receivable in the United States (but not to exceed $3.4 million with respect to the United States receivables) and on criteria related to the Company’s accounts receivable in Europe (but not to exceed $2.0 million with respect to the European receivables). The revolving line of credit can be increased to $8.0 million if the Company raises at least $4.5 million of additional equity and subordinated debt capital and completes the Global Capacity acquisition. Advances under the current credit facility bear interest at the bank’s prime rate plus 1.75% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The current credit facility has a 364 day term and matures in December 2010. The current credit facility contains customary covenants, including covenants not included in the amended credit facility that require the Company to maintain, on a consolidated basis, specified amounts of net operating cash flow over certain specified periods of time. The Company’s payment obligations under the current credit facility are secured by a pledge of substantially all of all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     In connection with the closing of the WBS Connect acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011, and issued approximately $0.3 million of promissory notes to the sellers of WBS Connect, due in monthly installments payable in full by October 2010.
Contractual Obligations and Commitments
     As of December 31, 2009, the Company had total contractual obligations of approximately $45.9 million. Of these obligations, approximately $33.0 million, or 71.9%, are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company generally tries to structure its contracts so the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, the Company will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.
     Approximately $10.5 million, or 22.9%, of the total contractual obligations are associated with promissory notes issued by the Company which are due December 31, 2010.
     Operating leases amount to $2.4 million, or 5.2% of total contractual obligations, which consist of building and vehicle leases.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the year ended December 31, 2009, the Company had interest expense, net of income, of approximately $0.8 million. The Company believes that its results of operations are not materially affected by changes in interest rates. For the year ended December 31, 2008, the Company had no material net interest income.
Exchange Rate Sensitivity
     Approximately 42% of the Company’s revenues for the year ended December 31, 2009 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2009.
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
Disclosure Controls and Procedures
     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2009.
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

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
     (b) Exhibits
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:
EXHIBIT INDEX

Exhibit
Number	Description of Document
3 .1(1)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.

3 .2(1)	Amended and Restated Bylaws dated October 15, 2006.

4 .1(4)	Specimen of Common Stock Certificate of the Company.

4 .2(4)	Specimen of Class W Warrant Certificate of the Company.

4 .3(4)	Specimen of Class Z Warrant Certificate of the Company.

4 .4(3)	Unit Purchase Option granted to HCFP/Brenner Securities LLC.

4 .5(3)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.

10 .5(3)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.

10 .6(1)	Employment Agreement for H. Brian Thompson, dated October 15, 2006.

10 .8(1)	Form of Lock-up letter agreement entered into by the Registrant and the stockholders of Global Internetworking, Inc., dated October 15, 2006.

10 .9(4)	2006 Employee, Director and Consultant Stock Plan, as amended. On November 30, 2006, the Plan was amended to (i) change the termination date to May 21, 2016 and (ii) reflect the Company’s new corporate name.

10 .10(2)	Form of Registration Rights Agreement.

10 .11(1)	Form of Promissory Note issued to the stockholders of Global Internetworking, Inc., dated October 15, 2006.

10 .12(5)	Note Amendment Agreement entered into by the Registrant and the former stockholders of Global Internetworking, Inc., dated November 13, 2007.

10 .13(6)	Form of Stock Option Agreement.

10 .14(6)	Form of Restricted Stock Agreement.

10 .15(7)	Separation Agreement for D. Michael Keenan, dated February 23, 2007.

10 .16(8)	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.

10 .17(5)	Form of Exchange Agreement entered into by the Registrant and certain holders of promissory notes.

10 .18(5)	Form of 10% Convertible Unsecured Subordinated Promissory Note.

10 .19(9)	Loan and Security Agreement entered into by the Registrant, its subsidiary Global Telecom & Technology Americas, Inc. and Silicon Valley Bank, dated March 17, 2008.

10 .20(10)	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.

10 .21(11)	Employment Agreement for Eric A. Swank, dated February 2, 2009.

Exhibit
Number	Description of Document
10.22(12)	Amended and Restated Loan and Security Agreement, dated June 16, 2009, between Silicon Valley Bank, Global Telecom & Technology, Inc. and Global Telecom & Technology Americas, Inc.

10.23(13)	Purchase Agreement, dated as of November 3, 2009, by and among Global Telecom & Technology Americas, Inc., GTT-EMEA, Limited, WBS Connect, LLC, TEK Channel Consulting, LLC, WBS Connect Europe Ltd., Scott Charter and Michael Hollander.

10.24(14)	Amendment, dated December 16, 2009, to the Purchase Agreement, dated as of November 2, 2009, by and among Global Telecom & Technology Americas, Inc., GTT-EMEA, Limited, WBS Connect, LLC, TEK Channel Consulting, LLC, WBS Connect Europe Ltd., Scott Charter and Michael Hollander.

10.25(14)	Waiver, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc.

10.26(14)	Promissory Note, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc. in favor of Scott Charter.

10.27(14)	Promissory Note, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc. in favor Michael Hollander.

10.28(14)	Guaranty, dated December 16, 2009, between Global Telecom & Technology, Inc. and Scott Charter.

10.29(14)	Guaranty, dated December 16, 2009, between Global Telecom & Technology, Inc. and Michael Hollander.

10.30(14)	Second Amended and Restated Loan and Security Agreement, dated December 16, 2009, between Silicon Valley Bank, Global Telecom & Technology, Inc., Global Telecom & Technology Americas, Inc., WBS Connect, LLC and GTT-EMEA, Ltd.

10.31(14)	Amended and Restated Unconditional Guaranty, dated December 16, 2009, executed by TEK Channel Consulting, LLC and GTT Global Telecom Government Services, LLC in favor of Silicon Valley Bank

10.32(14)	GTT-EMEA, Ltd. Debenture in favor of Silicon Valley Bank.

10.33(15)	Asset Purchase Agreement, dated December 31, 2009, by and among Capital Growth Systems, Inc., Global Capacity Group, Inc., Global Capacity Direct, LLC (f/k/a Vanco Direct USA, LLC) and Global Telecom & Technology Americas, Inc.

10.34(16)	Form of Promissory Note of Global Telecom & Technology, Inc. due February 8, 2012.

10.35(16)	Form of Note Amendment No. 2, dated as of January 14, 2010, by and between Global Telecom & Technology, Inc. and each holder of Global Telecom & Technology’s 10% promissory notes due December 31, 2010 and issued in October 2006.

10.36(16)	Note Amendment effective as of January 14, 2010, by and among Global Telecom & Technology, Inc. and the holders of Global Telecom & Technology’s 10% promissory notes due December 31, 2010 and issued in November 2007.

21 .1*	Subsidiaries of the Registrant.

23 .1*	Consent of J.H. Cohn LLP.

24 .1*	Power of Attorney (included on the signature page to this report).

31 .1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31 .2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

Exhibit
Number	Description of Document
32 .1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed October 19, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 30, 2006, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed November 14, 2006 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed November 14, 2007 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed April 17, 2007, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed May 10, 2007, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 20, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed August 4, 2008, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 5, 2009, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Form 8-K filed June 22, 2009, and incorporated herein by reference

(13)	Previously filed as an exhibit to the Registrant’s Form 8-K filed June 22, 2009, and incorporated herein by reference

(14)	Previously filed as an exhibit to the Registrant’s Form 8-K filed December 22, 2009, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Form 8-K filed January 6, 2010, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Form 8-K filed February 12, 2010, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr

Richard D. Calder, Jr.
President and Chief Executive Officer
Date: March 24, 2010
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 24, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Global Telecom & Technology, Inc.
We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2009 and 2008, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ J.H. Cohn LLP

Jericho, New York
March 24, 2010

Global Telecom & Technology, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,548	$5,785
Accounts receivable, net	9,389	8,687
Deferred contract costs	454	1,226
Prepaid expenses and other current assets	937	853

Total current assets	16,328	16,551
Property and equipment, net	2,235	1,303
Intangible assets, net	7,613	4,051
Other assets	429	692
Goodwill	29,156	22,000

Total assets	$55,761	$44,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,204	$13,284
Accrued expenses and other current liabilities	11,372	5,300
Short-term debt	12,463	—
Deferred revenue	6,112	3,961

Total current liabilities	42,151	22,545
Long-term debt	244	8,796
Deferred revenue and other long-term liabilities	352	1,126

Total liabilities	42,747	32,467

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 15,472,912, and 14,942,840 shares issued and outstanding as of December 31 ,2009 and 2008, respectively	2	1
Additional paid-in capital	58,710	57,584
Accumulated deficit	(45,499)	(45,953)
Accumulated other comprehensive income (loss)	(199)	498

Total stockholders’ equity	13,014	12,130

Total liabilities and stockholders’ equity	$55,761	$44,597

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenue:
Telecommunications services sold	$64,221	$66,974

Operating expenses:
Cost of telecommunications services provided	45,868	47,568
Selling, general and administrative expense	14,684	18,197
Impairment of goodwill and intangibles	—	41,854
Restructuring costs, employee termination and non-recurring items	641	—

Depreciation and amortization	1,733	2,211

Total operating expenses	62,926	109,830

Operating income (loss)	1,295	(42,856)

Other income (expense):
Interest income (expense), net	(849)	(781)
Other income (expense), net	24	(28)

Total other expense, net	(825)	(809)

Income (loss) before income taxes	470	(43,665)

Provision for (benefit from) income taxes	16	(1,291)

Net income (loss)	$454	$(42,374)

Net income (loss) per share:
Basic	$0.03	$(2.85)
Diluted	$0.03	$(2.85)

Weighted average shares:
Basic	15,268,826	14,863,658
Diluted	15,470,763	14,863,658
The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2007	14,479,678	$1	$56,771	$(3,579)	$241	$53,434

Share-based compensation for options issued	—	—	107	—	—	107

Share-based compensation for restricted stock issued	621,428	1	732	—	—	733

Repurchase of restricted stock	(158,266)	(1)	(26)	—	—	(27)

Comprehensive income (loss)
Net loss	—	—	—	(42,374)	—	(42,374)

Change in accumulated foreign currency gain on translation	—	—	—	—	257	257

Comprehensive loss						(42,117)

Balance, December 31, 2008	14,942,840	1	57,584	(45,953)	498	12,130

Share-based compensation for options issued	—	—	169	—	—	169

Share-based compensation for restricted stock issued	443,115	1	381	—	—	382

Share-based compensation for restricted stock issued related to WBS acquisition	86,957	—	100	—	—	100

Shares to be issued related to WBS acquisition	—	—	476	—	—	476

Comprehensive income (loss)
Net income	—	—	—	454	—	454

Change in accumulated foreign currency gain on translation	—	—	—	—	(697)	(697)

Comprehensive loss						(243)

Balance, December 31, 2009	15,472,912	$2	$58,710	$(45,499)	$(199)	$13,014

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Cash Flows From Operating Activities:
Net Income (loss)	454	$(42,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,733	2,211
Impairment of goodwill and intangible assets	—	41,854
Shared-based compensation	551	813
Deferred income taxes	—	(1,227)

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	3,191	(3,765)
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	1,905	(268)
Other assets	459	(35)
Accounts payable	(6,676)	3,943
Accrued expenses and other liabilities	558	1,210
Deferred revenue and other long-term liabilities	(812)	1,796

Net cash provided by operating activities	1,363	4,158

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(3,711)
Purchases of property and equipment	(389)	(609)

Net cash used in investing activities	(4,100)	(609)

Cash Flows from Financing Activities:
Borrowing on line of credit	3,078	—

Net cash provided by financing activities	3,078	—

Effect of exchange rate changes on cash	(578)	(1,097)

Net (decrease) increase in cash and cash equivalents	(237)	2,452

Cash and cash equivalents at beginning of year	5,785	3,333

Cash and cash equivalents at end of year	$5,548	$5,785

Supplemental disclosure of cash flow information
Cash paid for interest	$343	$136

Supplemental disclosure of non cash investing and financing activities (Note 3)
WBS Connect acquisition related:
Fair value of liabilities assumed	$13,054	$—
Fair value of GTT common shares, to be issued	476	—
Fair value of earn out consideration	100	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS
Organization and Business
     Global Telecom & Technology, Inc. (“GTT”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network integrator providing a broad portfolio of Wide-Area Network (WAN), dedicated Internet access, and managed data services. With over 800 supplier relationships worldwide, GTT combines multiple networks and technologies such as traditional OC-x, MPLS and Ethernet, to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances its client performance through its proprietary Client Management Database (“CMD”), providing customers with an integrated support system for all of its services. GTT is committed to providing comprehensive solutions, project management and 24x7 global operations support.
     GTT serves as the holding company for two operating subsidiaries, Global Telecom & Technology Americas, Inc. (“GTTA”) and GTT — EMEA Ltd. (“GTTE”) and their respective subsidiaries (collectively, hereinafter, the “Company”).
     On December 16, 2009, GTT acquired privately-held WBS Connect LLC, TEK Channel Consulting, LLC and WBS Connect Europe, Ltd. (collectively “WBS Connect”). WBS Connect, based in Denver, Colorado, is a provider of global IP transit and data transport services worldwide.
     Headquartered in McLean, Virginia, GTT has offices in Denver, London and Dusseldorf, and provides services to more than 700 enterprise, government and carrier clients in over 80 countries worldwide.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation of Consolidated Financial Statements and Use of Estimates
     The consolidated financial statements include the accounts of the Company, GTTA, GTTE, and GTTA’s and GTTE’s operating subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     GTTA’s subsidiaries:
          GTT Global Telecom, LLC
          GTT Global Telecom Government Services, LLC
          WBS Connect LLC
          TEK Channel Consulting, LLC
     GTTE’s subsidiaries:
          Global Telecom & Technology SARL (formerly called European Telecommunications & Technology SARL), a French corporation
          European Telecommunications & Technology Inc., a Delaware corporation
          Global Telecom & Technology Deutschland GmbH (formerly called ETT European Telecommunications &
               Technology Deutschland GmbH), a German corporation
          ETT (European Telecommunications & Technology) Private Limited, an Indian corporation
          European Telecommunications & Technology (S) Pte Limited, a Singapore corporation
          ETT Network Services Limited, a United Kingdom corporation
          WBS Connect Europe, Ltd., a company formed under the laws of Ireland

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include allowances for doubtful accounts, valuation of goodwill and other long-lived assets, accrual for billing disputes, and expected valuation of equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
Revenue Recognition
     The Company provides data connectivity solutions, such as dedicated circuit access, access aggregation and hubbing and managed network services to its customers. Certain of the Company’s current revenue activities have features that may be considered multiple elements. The Company believes that there is insufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, revenue is recorded ratably over the term of the arrangement.
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
     A summary of exchange rates used is as follows:

	U.S. Dollars /British
	Pounds Sterling		U.S. Dollars / Euro
	2009	2008	2009	2008
Closing exchange rate at December 31,	1.59	1.45	1.43	1.41

Average exchange rate during the period	1.62	1.86	1.46	1.47
     Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the consolidated statements of operations.
Other Income (Expense)
     The Company recognized other income (expense), net of approximately $24,000 in income and $28,000 of expense for the years ended December 31, 2009 and 2008, respectively, primarily comprised of the unrealized and realized gain and loss on foreign exchange.
Accounts Receivable, Net
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
     The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2009 and 2008, the total allowance for doubtful accounts was $0.6 million and $0.4 million, respectively.
Other Comprehensive Income
     In addition to net income, comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.
Share-Based Compensation
     ASC Topic 718, Compensation — Stock Compensation (formerly SFAS 123(R)), requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
     Share-based compensation expense recognized under ASC Topic 718 for the years ended December 31, 2009 and 2008 was $0.6 million and $0.8 million respectively. 2009 amounts consisted of $0.2 million of share-based compensation expense related to stock option grants and $0.4 million in restricted stock awards. 2008 amounts consisted of $0.1 million of share-based compensation expense related to stock option grants and $0.7 million in restricted stock awards. Share-based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 9 for additional information.
     ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
     Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.
     The Company accounts for non-employee stock-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18). The Company issued non-employee grants totaling 91,957 share options in 2009.
Cash and Cash Equivalents
     Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.
Accounting for Derivative Instruments
     The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Settled in, a Company’s Own Stock, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. EITF 00-19 and SFAS 133 were codified into ASC Topic 815, Derivatives and Hedging and ASC Topic 718, Compensation — Stock Compensation. The adoption of these new FASB ASC Topics did not have a material effect on the Company’s consolidated financial statements.
     The Company also considers EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock which was effective for the Company on January 1, 2009. EITF No. 07-5 was codified into ASC Topic 815, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC Topic 718. The Company evaluated the conversion feature embedded in its convertible notes payable based on the criteria of ASC Topic 815 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2009.
Taxes
     The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (formerly SFAS No. 109). Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was codified into ASC Topic 740, which provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.
     The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. The Company records taxes applicable under ASC Topic 605, Subtopic 45, Revenue Recognition — Principal Agent Considerations (formerly EITF No. 06-3), on a net basis.
Net Income (loss) Per Share
     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted loss per share for the years ended December 31, 2009 and 2008 excludes potentially issuable common shares of 28,633,056 and 28,237,931, respectively, primarily related to the Company’s outstanding stock options, warrants, and convertible notes, and because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the period.
     At March 24, 2010, we had 12,090,000 Class W warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2010. In addition, at March 24, 2010 we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $4.8 million in principal amount of promissory notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share. We also issued to the representative of underwriters in our initial public offering an option to purchase at any time on or before April 10, 2010, 25,000 Series A units at an exercise price of $17.325 per Series A unit (each of which is comprised of two shares of common stock, five Class W warrants and five Class Z warrants) and/or 230,000 Series B units at an exercise price of $16.665 per Series B unit (each of which is comprised of two shares of common stock, one Class W warrant and one Class Z warrant), except that (a) the exercise price for these Class W warrants and Class Z warrants is $5.50 per share and these Class Z warrants expire on April 10, 2010.
Software Capitalization
     Internal Use Software — The Company recognizes internal use software in accordance with ASC Topic 350, Sub-topic 40, Internal-Use Software (formerly SOP 98-1). This Statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins when the software is ready for its intended use.
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
Goodwill
     Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by ASC Topic 350, Intangibles — Goodwill and Other (formerly SFAS 142). A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.
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
Intangibles
     Intangible assets are accounted for in accordance with ASC Topic 350 and ASC Topic 360. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years.
     In accordance with ASC Topic 350, the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Fair Value of Financial Instruments
     The fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC Topic 825, Financial Instruments (formerly SFAS No. 107), including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.
Accrued Carrier Expenses
     The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, the length of time the service has been active, and the overall supplier relationship.
Disputed Carrier Expenses
     It is common in the telecommunications industry for users and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. The disputed carrier cost included in the consolidated financial statements includes disputed but unresolved amounts claimed as due by suppliers, unless management is confident, based upon its experience and its review of the relevant facts and contract terms, that the outcome of the dispute will not result in liability for the Company. Management estimates this liability and reconciles the estimates with actual results as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires.
     As of December 31, 2009, open disputes totaled approximately $1.7 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $1.0 million in connection with these disputes, for which accrued liabilities are included on the accompanying consolidated balance sheet at December 31, 2009.

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) that took effect January 1, 2009. These two standards changed the accounting for and the reporting for business combination transactions and non-controlling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141 was codified into ASC Topic 805, Business Combinations and SFAS No. 160 was codified into ASC Topic 810 (Consolidation), which relates to non-controlling interests and classified as a component of equity. The adoption of these new FASB ASC Topics did not have a material effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company on July 1, 2009. The accounting standard was codified into ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. The replacement of the new FASB ASC Topic did not have a material effect on the Company’s consolidated financial statements.
     In September 2009, the FASB ratified the consensus approach reached at the Sept. 9-10 Emerging Issues Task Force (EITF) meeting on two EITF issues related to revenue recognition. The first, EITF Issue no. 08-01, Revenue Arrangements with Multiple Deliverables, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25 and the second, EITF Issue no. 09-3, Certain Revenue Arrangements That Include Software Elements, which focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 and which are not. Both EITF issues are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.
     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.
NOTE 3 — ACQUISITION
     On December 16, 2009, GTT acquired privately-held WBS Connect. Based in Denver, Colorado, WBS Connect provides wide area network and dedicated Internet access services to over 400 customers worldwide. The acquisition of WBS Connect will expand the portfolio of dedicated Internet access and Ethernet services. Additionally, GTT will add WBS Connect’s network infrastructure assets with over 60 points of presence in major North American, Asian and European metro centers.
     The Company acquired 100 percent of the outstanding equity of WBS Connect from its two members (collectively the “Sellers”) in exchange for an aggregate transaction consideration consisting of the following:
•	Issuance to the Sellers of 500,870 shares of the Company common stock issued over 18 months after the transaction closes. The value of common stock to be issued is valued based on the closing price of GTT’s common stock on December 16, 2009 of $0.95 per share, or a total value of $0.5 million

•	Payment to the Sellers of $1.1 million in cash at Closing

•	Issuance to the Sellers of promissory notes from the Company with an aggregate initial principal amount of approximately $0.3 million

•	Up to $0.5 million in contingent earn out payments to the Sellers based upon the realization of certain accounts receivable that may be achieved within 36 months of the Sale. The fair value of the earn out liability as of December 16, 2009 as determined by management is $0.1 million

•	Repayment in full of the outstanding balance on the Promissory notes owed by WBS Connect of $0.8 million

•	Repayment in full of the outstanding balances and accrued interest totaling $2.1 million on the Company’s Bank Loan

•	Assumption of WBS Connect liabilities of $13.1 million
          The results of operations for WBS Connect have been included in the Company’s consolidated results of operations beginning December 17, 2009. The Acquisition has been accounted for under the purchase method of accounting and resulted in the transaction being valued at $17.8 million.
          The Company accounted for the Acquisition using the purchase method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of WBS Connect has been allocated to WBS Connect’s assets and liabilities based upon their estimated fair values as of the date of completion of the Acquisition, December 16, 2009. The Company estimated the fair value of WBS Connect’s assets and liabilities based on discussions with WBS Connect’s management, due diligence and information presented in financial statements.

Amounts in
thousands
Purchase Price:
Cash consideration paid at closing	$1,050
WBS debt extinguished by GTT at closing, including accrued interest and other fees	2,849

Total cash consideration	3,899

Fair value of liabilities assumed	13,054
Fair value of GTT common shares, to be issued over 18 months following the transaction	476
Fair value of earn out consideration	100
Fair value of promissory note issued to former WBS Connect owners	250

Total consideration rendered	$17,779

Purchase Price Allocation:
Tangible net assets acquired
Acquired Assets
Current assets	$4,613
Property and equipment	1,175
Intangible assets	4,800
Other assets	35

Total fair value of assets acquired	10,623
Goodwill	7,156

Total consideration	$17,779

     The following schedule presents unaudited consolidated pro forma results of operations as if the Acquisition had occurred on January 1, 2008. This information does not purport to be indicative of the actual results that would have occurred if the Acquisition had actually been completed January 1, 2008, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities. In addition, the unaudited pro forma combined consolidated financial statements do not reflect one-time fees and expenses of approximately $0.6 million payable by GTT as a result of the merger.

	Year ended December 31,
Amounts in thousands, except per share data	2009	2008
Revenue	$90,917	$93,033

Net loss	$(4,344)	$(46,508)

Net loss per share — basic and diluted	$(0.28)	$(3.13)
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
     During the third quarter of 2009, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350. As part of step one, the Company considered three methodologies to determine the fair-value of our entity:
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
     Each of these methodologies the Company believes has merit in estimating the value of its goodwill. The Company accordingly employed each of these three methodologies in our analysis. The Company tested its goodwill during the third quarter of 2009 and concluded that no impairment existed.
     In 2008, the Company concluded that an impairment charge of $38.9 million should be recognized. This was a non-cash charge and was recognized in the third quarter of 2008. During the third quarter of 2008, we further determined that the carrying amount of certain intangible assets may not be recoverable. We analyzed these assets in accordance with ASC Topic 350 and ASC Topic 360 and concluded that intangible assets were impaired by $2.9 million.
     During the fourth quarter of 2009, the Company recorded goodwill in the amount of $7.2 million in connection with the WBS Connect acquisition. Additionally, $4.8 million of the purchase price was allocated to certain finite-lived intangible assets of WBS Connect which are subject to straight-line amortization. Acquired finite-lived intangible assets included $4.5 million associated with customer relationship and $0.3 million associated with non-compete agreements.
     The following table summarizes the Company’s intangible assets as of December 31, 2009 and 2008 (amounts in thousands):

		December 31, 2009
	Amortization	Gross Asset	Accumulated		Net Book
	Period	Cost	Amortization	Impairment	Value
Customer contracts	4-5 years	$4,800	$193	$—	$4,607
Carrier contracts	1 year	151	151	—	—
Noncompete agreements	4-5 years	4,800	2,634	1,269	897
Software	7 years	6,600	2,826	1,665	2,109

		$16,351	$5,804	$2,934	$7,613

		December 31, 2008
	Amortization	Gross Asset	Accumulated		Net Book
	Period	Cost	Amortization	Impairment	Value
Customer contracts	4-5 years	$300	$133	$—	$167
Carrier contracts	1 year	151	151	—	—
Noncompete agreements	4-5 years	4,500	2,084	1,269	1,147
Software	7 years	6,600	2,198	1,665	2,737

		$11,551	$4,566	$2,934	$4,051

     Amortization expense was $1.2 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively.
     Estimated amortization expense related to intangible assets subject to amortization at December 31, 2009 for each of the years in the five-year period ending December 31, 2014 is as follows (amounts in thousands):

2010	$1,845
2011	1,794
2012	1,603
2013	1,471
2014	900

Total	$7,613

NOTE 5 — PROPERTY AND EQUIPMENT
     The following table summarizes the Company’s property and equipment as of December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Furniture and fixtures	$242	$222
Computer equipment	2,375	1,046
Computer software	478	437
Leasehold improvements	539	501

Property and equipment, gross	3,634	2,206
Less accumulated depreciation and amortization	(1,399)	(903)

Property and equipment, net	$2,235	$1,303

     Depreciation expense associated with property and equipment was $0.5 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
          The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Accrued compensation and benefits	$1,880	$1,187
Accrued selling and administrative	347	70
Accrued interest payable	1,546	394
Accrued taxes	2,277	2,078
Accrued carrier costs	4,599	774
Accrued early termination liability	580	—
Accrued other	143	797

	$11,372	$5,300

NOTE 7 — INCOME TAXES
          The components of the provision for (benefit from) income taxes for the years ended December 31, 2009 and 2008 are as follows (amounts in thousands):

	2009	2008
Current:
Federal	$—	$(189)
State	—	(23)
Foreign	16	358

Subtotal	16	146

Deferred:
Federal	(332)	(1,407)
State	(58)	(143)
Foreign	(206)	(617)

Subtotal	(596)	(2,167)

Change in Valuation Allowance	596	730

Provision for (benefit from) income taxes	$16	$(1,291)

     The provision for or benefit from income taxes differs from the amount computed by applying the U.S. federal statutory income tax rates for federal, state, and local to income before income taxes for the reasons set forth below for the years ended December 31, 2009 and 2008:

	2009	2008
US federal statutory income tax rate	35.00%	35.00%
Permanent Items	1.02%	-31.27%
State Taxes	-3.75%	0.35%
Foreign tax rate differential	-15.10%	0.62%
Change in Valuation Allowance	-23.03%	-1.67%
Other Items	9.29%	0.07%

Effective Tax Rate	3.43%	3.10%

     Permanent items in 2008 consist primarily of the write-off of goodwill that had no tax basis. (See Note 4 – Goodwill and Intangible Assets)
     As of December 31, 2009, the Company has net operating loss (“NOL”) carryforwards of approximately $20.6 million for tax purposes which will be available to offset future income. These net operating loss carryforwards were generated in a number of jurisdictions. If not used, these carryforwards will expire between 2020 and 2029. Approximately $2.8 million of the Company’s U.S. NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2006, the Company experienced such an ownership change.
     Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (amounts in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$6,394	$6,332
Allowance for Doubtful Accounts	12	104
Fixed Assets	390	285
Stock Compensation	1,136	862
Accrued Bonuses	—	137
Miscellaneous items	250	121

Total deferred tax assets before valuation allowance	8,182	7,841
Less: Valuation Allowance	(7,017)	(6,260)

Total deferred tax assets	1,165	1,581

Deferred tax liabilities:
Identified intangibles	(1,165)	(1,539)
Tax Accounting Method Changes and other miscellaneous items	—	(42)

Total deferred tax liabilities	(1,165)	(1,581)

Net deferred tax liability	$—	$—

     ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company believes that it is more likely than not that all of the deferred tax assets will be realized against future taxable income but does not have objective evidence to support this future assumption. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported accumulated net losses to date, the Company has provided a full valuation allowance against its deferred tax assets, except to the extent that those assets are expected to be realized through continuing amortization of the Company’s deferred tax liabilities for intangible assets.

The majority of the Company’s valuation allowance relates to deferred tax assets in the United Kingdom, the United States, France and Germany.
NOTE 8 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND NON-RECURRING ITEMS
          In the fourth quarter of 2009, the Company implemented various organizational restructuring plans in connection with the acquisition of WBS Connect to enable the combined organization to realize operating cost reductions or synergy and to best align its global sales strategy post acquisition. In connection with this, the Company incurred severance costs and contract termination costs related to the realigned organization. In addition, the Company incurred non-recurring costs associated with executing and closing the WBS Connect acquisition, including legal fees, professional fees and travel.
          The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows (amounts in thousands):

	Severance	Other	Total
Balance, December 31, 2008	$—	$—	$—

Charges net of reversals	264	377	641
Cash uses	(204)	(307)	(511)

Balance, December 31, 2009	$60	$70	$130

          The remaining balance of restructuring costs, employee termination and non-recurring items as of December 31, 2009 is expected to be paid in 2010.
NOTE 9 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
Stock-Based Compensation Plan
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan is limited to 3,500,000 shares.
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
Stock Options
     Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The Company uses the simplified method under ASC Topic 718, Compensation – Stock Compensation, to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2009	2008
Volatility	92.2% - 98.5%	80.0% - 88.5%
Risk free rate	1.9% - 3.7%	1.7% - 4.7%
Term	6.25 - 9.16	6.0 - 6.25
Dividend yield	0.0%	0.0%
     Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2009 is based on awards ultimately expected to vest, reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.
     The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.
     During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $0.2 million and $0.1 million, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.
     During the year ended December 31, 2009, 321,500 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2009 (amounts in thousands):

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average	Contractual	Intrinsic
	Options	Price	Fair Value	Life (Years)	Value
Balance at December 31, 2008	528,375	$1.66	$1.04	8.78	$—
Granted	321,500	0.48	0.39
Exercised	—
Forfeited	(160,375)	1.62	1.33

Balance at December 31, 2009	689,500	$1.20	$0.82	8.32	$305,660

Exercisable	77,535	$0.57	$0.45	8.30	$150,655

     As of December 31, 2009, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows (amounts in thousands):

Year ending December 2010	$139
Year ending December 2011	74
Year ending December 2012	30
Year ending December 2013	7

Total	$250

Restricted Stock
     The Company expenses restricted shares granted in accordance with the provisions of ASC Topic 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense related to restricted stock of $0.4 million and $0.7 million, respectively, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.
The following table summarizes restricted stock activity during the years ended December 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value

Nonvested Balance at January 1,	566,752	$1.12	420,320	$2.64
Granted	454,365	0.48	621,428	0.59
Forfeited	(11,250)	0.52	(103,867)	1.23
Vested	(392,368)	0.71	(371,129)	1.92

Nonvested Balance at December 31,	617,499	$0.72	566,752	$1.12

     As of December 31, 2009, the unvested portion of share-based compensation expense attributable to restricted stock amounts to $0.4 million which is expected to vest and be recognized during a weighted-average period of 1.4 years.
NOTE 10 – DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all US based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2009, the Company matched 25% of employees’ contributions to the plan. The Company’s 401(k) expense was $42,000 in 2009 and $32,000 in 2008.
NOTE 11 — DEBT
     The following summarizes the debt activity of the Company during 2009 (amounts in thousands):

		Notes Payable to	Notes Payable to
		former GII	former ETT and GII	Notes Payable to	Promissory Note /	Senior Secured
	Total Debt	Shareholders	Shareholders	Other Investors	Capital Lease	Credit Facility
Debt obligation as of December 31, 2008	$8,796	$4,000	$2,871	$1,925	$—	$—
Draw on Senior Secured Credit Facility	3,078	—	—	—	—	3,078
Promissory Note Issued	250	—	—	—	250	—
Captial lease obligation assumed	583	—	—	—	583	—

Debt obligation as of December 31, 2009	$12,707	$4,000	$2,871	$1,925	$833	$3,078

     On November 12, 2007, the Company and the holders of the approximately $5.9 million of promissory notes due on April 30, 2008 (the “April 2008 Notes”) entered into agreements to convert not less than 30% of the amounts due under the April 2008 Notes as of November 13, 2007 (including principal and accrued interest) into shares of the Company’s common stock, and to obtain 10% convertible unsecured subordinated promissory notes due on December 31, 2010 (the “December 2010 Notes”) for the remaining indebtedness then due under the April 2008 Notes. Pursuant to the conversion, a total of 2,570,143 shares of the Company’s common stock (with a quoted market price of $2,929,963) were issued for $3,528,987 of principal and accrued interest due under the April 2008 Notes as of November 13, 2007. All principal and accrued interest under the December 2010 Notes is payable on December 31, 2010. These exchanges are considered an extinguishment of debt in which the aggregate fair value of common stock and new convertible notes is less than the carrying value of the original notes. Accordingly, the Company recorded a gain, included in other income (expense), of $0.6 million for the year ended December 31, 2007 on the extinguishment of the original notes in accordance with ASC Topic 470, Debt — Modifications and Extinguishes (formerly EITF No. 96-19).
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
     Included in the December 2010 Notes are notes totaling $1.5 million due to a related party, Universal Telecommunications, Inc. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc, his own private equity investment and advisory firm.
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
     On March 17, 2008, the Company entered into a Loan and Security Agreement (the “credit facility”) with Silicon Valley Bank. Under the terms of the credit facility, the Company could borrow up to a maximum amount of $2.0 million; with the actual amount available being based upon criteria related to accounts receivable and cash collections. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.5% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.25% to 0.50%, in each case depending on certain financial criteria. The credit facility had a 364 day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     On June 16, 2009, the Company and Silicon Valley Bank entered into an Amended and Restated Loan and Security Agreement (the “amended credit facility”). Under the terms of the amended credit facility, the Company’s revolving line of credit was increased to a maximum amount of $2.5 million, with the actual amount available being based upon criteria related to accounts receivable. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.75% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The amended credit facility had a 364 day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the amended credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     In December 2009, the Company and Silicon Valley Bank entered into a Second Amended and Restated Credit Facility (the “current credit facility”). Under the terms of the current credit facility, the Company’s revolving line of credit was increased to a maximum amount of $5.0 million, with the actual amount available being based on criteria related to the Company’s accounts receivable in the United States (but not to exceed $3.4 million with respect to the United States receivables) and on criteria related to the Company’s accounts receivable in Europe (but not to exceed $2.0 million with respect to the European receivables). The revolving line of credit would be increased to $8.0 million if the Company raised at least $4.5 million of additional equity and subordinated debt capital and completes the Global Capacity acquisition. Advances under the current credit facility bear interest at the bank’s prime rate plus 1.75% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The current credit facility has a 364 day term and matures in December 2010. The current credit facility contains customary covenants, including covenants not included in the amended credit facility that require the Company to maintain, on a consolidated basis, specified amounts of net operating cash flow over certain specified periods of time. The Company’s payment obligations under the current credit facility are secured by a pledge of substantially all of all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     The Company had approximately $3.1 million outstanding on its SVB Credit facility at December 31, 2009. The facility is subject to renewal by December 10, 2010.
     In addition to amounts drawn on the Company’s SVB credit facility to facilitate the closing of the WBS Connect acquisition, the Company also assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011, and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments payable in full by October 2010.
     As of December 31, 2009, the Company’s total short-term debt obligation is $12.5 million, which is due on or before December 31, 2010.
     Interest expense for 2009 and 2008 was $0.9 and $0.8 million, respectively. Total short-term accrued interest associated with these notes at each of the years ended December 31, 2009 and 2008 was $1.6 million and $0.4 million respectively. Total long-term accrued interest at December 31, 2009 and 2008 was $0.0 million and $0.7 million, respectively.
NOTE 12 — CONCENTRATIONS
     Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and designated cash. At times during the periods presented, the Company had funds in excess of $250,000 insured by the US Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2009, approximately $4.8 million of the Company’s deposits were held at institutions as balances in excess of the US Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
     For the year ended December 31, 2009, no single customer exceeded 10% of total consolidated revenues. For the year ended December 31, 2008, one customer accounted for 12% of total consolidated revenues.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Commitment — Leases
     GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $100,000 supported by hypothecation of a Certificate of Deposit held by the underlying bank in the same amount.
Office Space and Operating Leases
     Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in McLean, Virginia (lease expires December, 2014), London (United Kingdom), (lease expires June, 2012), Düsseldorf (Germany), (lease expires July, 2011) and Denver, Colorado (three month lease that automatically renews unless a notice of non-renewal is delivered). The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $0.9 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.
     The Company has also entered into certain non-cancelable operating lease agreements related to vehicles. Total expense under vehicle leases was $0.1 million for each of the years ended December 31, 2009 and 2008.
     Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2009 (amounts in thousands):

	Office Space	Other
2010	$688	$28
2011	598	11
2012	424	—
2013	327	—
2014	335	—

	$2,372	$39

Commitments-Supply agreements
     As of December 31, 2009, the Company had supplier agreement purchase obligations of $33.0 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are generally such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.
     If a customer disconnects its service before the term ordered from the vendor expires, and if GTT were unable to find another customer for the capacity, GTT may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTT were to order replacement service with the vendor of equal or greater value to the service cancelled. Additionally, the Company maintains some fixed network costs and from time to time if it deems portions of the network are not economically beneficial, the Company may disconnect those portions and potentially incur early termination liabilities. As of December 31, 2009, the Company has $0.6 million accrued for early termination liabilities.

“Take-or-Pay” Purchase Commitments
     Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2009 and 2008, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $4.7 million and $0.0, respectively.
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
NOTE 14 — FOREIGN OPERATIONS
     Our operations are located primarily in the United States and Europe. Our financial data by geographic area is as follows:

	US	UK	Other	Total GTT
2009
Revenues by geographic area	$36,941	$18,917	$8,363	$64,221
Long-lived assets at December 31	38,872	561	—	39,433

2008
Revenues by geographic area	34,087	23,308	9,579	66,974
Long-lived assets at December 31	27,084	591	51	27,726
NOTE 15 — SUBSEQUENT EVENTS
     On December 31, 2009, GTT entered into an agreement to acquire from Capital Growth Systems, Inc., Global Capacity Group, Inc. and Global Capacity Direct, LLC (collectively “Global Capacity”) certain customer contracts and other assets related to point-to-point circuits for the transmission of data. The closing of the Global Capacity acquisition has not yet occurred.
     In exchange for the purchased assets, the Company agreed to pay the Global Capacity an aggregate purchase price of $8.0 million, provided that all customer contracts, and the corresponding underlying contracts for the supply of the circuits, are duly assigned. To the extent any Customer Contract is not assigned to the Buyer, the purchase price shall be reduced on a ratable basis.
     On February 8, 2010, the Company completed a financing transaction in which it sold 500 units at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company. Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012. The proceeds of the notes will be applied by the Company to finance a portion of the purchase price under the asset purchase agreement with Global Capacity. If the Global Capacity transaction in not consummated, the units will be redeemed by the Company at the purchase price paid by the investors without penalty and without premium.