Form 10-Q
period 2010-03-31
Global Telecom & Technology, Inc.
filed 2010-05-13
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2010, 17,298,470 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information
ITEM 1. FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,243	$5,548
Restricted cash	2,519	—
Accounts receivable, net	10,409	9,389
Deferred contract costs	403	454
Prepaid expenses and other current assets	785	937

Total current assets	20,359	16,328
Property and equipment, net	2,016	2,235
Intangible assets, net	7,112	7,613
Other assets	414	429
Goodwill	29,156	29,156

Total assets	$59,057	$55,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,937	$12,204
Accrued expenses and other current liabilities	11,316	11,372
Short-term debt	12,537	12,463
Deferred revenue	5,491	6,112
Redemption obligation	2,519	—

Total current liabilities	42,800	42,151

Long-term debt	1,694	244
Deferred revenue and other long-term liabilities	360	352

Total liabilities	44,854	42,747

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 17,298,470 and 15,472,912 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	59,856	58,710
Accumulated deficit	(45,342)	(45,499)
Accumulated other comprehensive loss	(313)	(199)

Total stockholders’ equity	14,203	13,014

Total liabilities and stockholders’ equity	$59,057	$55,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$20,600	$15,742

Operating expenses:
Cost of revenue	14,930	11,493
Selling, general and administrative expense	4,276	3,694
Depreciation and amortization	738	445

Total operating expenses	19,944	15,632

Operating income	656	110

Other income (expense):
Interest expense, net	(355)	(206)
Other income (expense), net	(123)	24

Total other income (expense)	(478)	(182)

Income (loss) before income taxes	178	(72)
Provision for income taxes	21	43

Net income (loss)	$157	$(115)

Earnings (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average shares:
Basic	16,427,275	15,015,587
Diluted	16,682,204	15,015,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2009	15,472,912	$2	$58,710	$(45,499)	$(199)	$13,014

Share-based compensation for options issued	—	—	42	—	—	42

Share-based compensation for restricted stock issued	339,152	—	168	—	—	168

Common shares issued (including 559,340 shares redeemed after March 31, 2010)	1,485,000	—	935	—	—	935

Stock options exercised	1,406	—	1	—	—	1

Comprehensive income (loss)
Net income	—	—	—	157	—	157
Change in accumulated foreign currency loss on translation	—	—	—	—	(114)	(114)

Comprehensive income						43

Balance, March 31, 2010	17,298,470	$2	$59,856	$(45,342)	$(313)	$14,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$157	$(115)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	738	445
Shared-based compensation	211	165

Changes in operating assets and liabilities:
Accounts receivable, net	(1,257)	1,127
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	176	—
Other assets	(41)	343
Accounts payable	(1,066)	(1,182)
Accrued expenses and other current liabilities	52	(193)
Deferred revenue and other long-term liabilities	(590)	(13)

Net cash (used in) provided by operating activities	(1,620)	577

Cash Flows from Investing Activities:
Purchases of property and equipment	(18)	(125)

Net cash used in investing activities	(18)	(125)

Cash Flows from Financing Activities:
WBS promissory note repayment	(50)	—
Principal payments on capital lease	(83)	—
Borrowing on line of credit	111	—
Issuance of units offering subordinated notes	1,546	—
Issuance of units offering common shares	935	—

Net cash provided by financing activities	2,459	—

Effect of exchange rate changes on cash	(126)	(603)

Net decrease in cash and cash equivalents	695	(151)

Cash and cash equivalents at beginning of period	5,548	5,786

Cash and cash equivalents at end of period	$6,243	$5,635

Supplemental disclosure of cash flow information
Cash paid for interest	$93	$120
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND BUSINESS
Organization and Business
     Global Telecom & Technology, Inc. (“GTT”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network integrator providing a broad portfolio of Wide-Area Network (WAN), dedicated Internet access, and managed data services. With over 800 supplier relationships worldwide, GTT combines multiple networks and technologies such as private line, Ethernet, and Multiprotocol Label Switching (MPLS) to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances customer performance through its proprietary Client Management Database (CMD), which provides a comprehensive client support system for service design and quotation, rapid service implementation, and 24x7 global operations support.
     GTT serves as the holding company for two operating subsidiaries, Global Telecom & Technology Americas, Inc. (“GTTA”) and GTT — EMEA Ltd. (“GTTE”) and their respective subsidiaries (collectively, hereinafter, the “Company”).
     On December 16, 2009, GTT acquired privately-held WBS Connect LLC, TEK Channel Consulting, LLC and WBS Connect Europe, Ltd. (collectively “WBS Connect”). WBS Connect, based in Denver, Colorado, was a provider of global IP transit and data transport services worldwide.
     Headquartered in McLean, Virginia, GTT has offices in London, Düsseldorf and Denver and provides services to more than 700 enterprise, government and carrier clients in over 80 countries worldwide.
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 24, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year 2010 or for any other interim period. The December 31, 2009 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2010 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2009 Annual Report on Form 10-K.
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
Fair Value of Financial Instruments
     The fair values of the Company’s assets and liabilities that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2009, the FASB ratified the consensus approach reached at the September 9-10 Emerging Issues Task Force (“EITF”) meeting on two EITF issues related to revenue recognition. The first, EITF Issue no. 08-01, Revenue Arrangements with Multiple Deliverables, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 and the second, EITF Issue no. 09-3, Certain Revenue Arrangements That Include Software Elements, which focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 and which are not. Both EITF issues are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.
     Management does not believe that this or any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.
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
     The following schedule presents unaudited consolidated pro forma results of operations as if the Acquisition had occurred on January 1, 2009. This information does not purport to be indicative of the actual results that would have occurred if the Acquisition had actually been completed January 1, 2009, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Three months ended March
Amounts in thousands, except per share data	2010	2009
Revenue	$20,600	$22,563

Net income (loss)	$157	$(25)

Net income (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
NOTE 4 — RESTRICTED CASH, UNITS OFFERING REDEMPTION OBLIGATION
     On February 8, 2010, the Company completed a financing transaction in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit (“Units Offering”), resulting in $5.0 million of proceeds to the Company. The use of the proceeds by the Company was restricted for use in the acquisition of certain customer contracts and other assets related to point-to-point circuits for the transmission of data from Capital Growth Systems, Inc., Global Capacity Group, Inc. and Global Capacity Direct, LLC (collectively “Global Capacity”).
     On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. As of May 1, 2010, the Company was obligated to refund the Units Offering purchase price paid by the investors without penalty and without premium, unless the right to receive such refund was waived by the investor in lieu of retaining the securities purchased. As of May 13, 2010, investors representing approximately $2.5 million of aggregated proceeds have waived the right to receive their refund and elected to retain some or all of their securities. The Company has commenced disbursement of the remaining $2.5 million which is recorded as restricted cash and also as current redemption obligation on the Company’s balance sheet as of March 31, 2010. The $2.5 million proceeds from securities sold, but retained by investors are recorded in long-term debt and additional paid-in-capital.

NOTE 5 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan, as amended, is limited to 3,500,000 shares.
Stock Options
     The Company recognized compensation expense for stock options of approximately $42,030 and $66,000 for the three months ended March 31, 2010 and 2009, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 241,000 and 218,000 stock options with a total fair value of $236,000 and $107,000 during the three months ended March 31, 2010 and 2009, respectively.
Restricted Stock
     During the three months ended March 31, 2010, the Company granted to certain employees and members of its Board of Directors restricted stock, as described below. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended March 31, 2010
Restricted Stock Shares Granted	318	21	339
Fair Value of Shares Granted	$400	$27	$427
Restricted Stock Compensation Expense			$168
NOTE 6 — DEBT
     The following summarizes the debt activity of the Company during the first quarter of 2010 (amounts in thousands):

			Convertible Notes	Subordinated	Promissory Note /	Senior Secured
	Total Debt	Notes Payable	Payable	Notes	Capital Lease	Credit Facility
Debt obligation as of December 31, 2009	$12,707	$4,000	$4,796	$—	$833	$3,078

Subordinated notes issuance	1,546	—	—	1,546	—	—

Draw on senior secured credit facility	111	—	—	—	—	111

WBS promissory note repayment	(50)	—	—	—	(50)	—

Principal payments on capital lease	(83)	—	—	—	(83)	—

Debt obligation as of March 31, 2010	$14,231	$4,000	$4,796	$1,546	$700	$3,189

     The holders of the convertible notes payable (“December 2010 Notes”) can convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes and the $4.0 million in notes payable are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.

     Included in the December 2010 Notes are notes totaling $1.5 million due to a related party, Universal Telecommunications, Inc. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc, his own private equity investment and advisory firm.
     On November 12, 2007, the holders of the $4.0 million of notes payable due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, as amended (the “Amended Notes”), 50% of all interest accrued during 2008 and 2009 was payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.
     On March 17, 2008, the Company entered into a Loan and Security Agreement (the “credit facility”) with Silicon Valley Bank. Under the terms of the credit facility, the Company could borrow up to a maximum amount of $2.0 million; with the actual amount available being based upon criteria related to accounts receivable and cash collections. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.5% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.25% to 0.50%, in each case depending on certain financial criteria. The credit facility had a 364-day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     On June 16, 2009, the Company and Silicon Valley Bank entered into an Amended and Restated Loan and Security Agreement (the “amended credit facility”). Under the terms of the amended credit facility, the Company’s revolving line of credit was increased to a maximum amount of $2.5 million, with the actual amount available being based upon criteria related to accounts receivable. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.75% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The amended credit facility had a 364-day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the amended credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     In December 2009, the Company and Silicon Valley Bank entered into a Second Amended and Restated Credit Facility (the “current credit facility”). Under the terms of the current credit facility, the Company’s revolving line of credit was increased to a maximum amount of $5.0 million, with the actual amount available being based on criteria related to the Company’s accounts receivable in the United States (but not to exceed $3.4 million with respect to the United States receivables) and on criteria related to the Company’s accounts receivable in Europe (but not to exceed $2.0 million with respect to the European receivables). The revolving line of credit would be increased to $8.0 million if the Company raises at least $4.5 million of additional equity and subordinated debt capital and completes the Global Capacity acquisition. Advances under the current credit facility bear interest at the bank’s prime rate plus 1.75% or 2.0%, and would also be subject to monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The current credit facility has a 364-day term and matures in December 2010. The current credit facility contains customary covenants, including covenants not included in the amended credit facility that require the Company to maintain, on a consolidated basis, specified amounts of net operating cash flow over certain specified periods of time. The Company’s payment obligations under the current credit facility are secured by a pledge of substantially all of all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     The Company had approximately $3.2 million outstanding on its SVB Credit facility at March 31, 2010. The facility is subject to renewal by December 10, 2010.
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
     On February 8, 2010, the Company completed the Units Offering in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company. Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012. Interest on the subordinated promissory notes accrues at 10% per annum. Accrued but unpaid interest will be payable on February 8, 2011 and 2012.

     The proceeds of the Units Offering were to be applied by the Company to finance a portion of the purchase price under the asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. As of May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes have waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s balance sheet as of March 31, 2010.
     As of March 31, 2010, the total principal amount due on the Company’s short-term debt is $12.5 million, which is due on or before December 31, 2010.
NOTE 7 — INCOME TAXES
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
NOTE 8 — EARNINGS PER SHARE
     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted earnings per share for the three months ended March 31, 2010, excludes potentially issuable common shares of 28,787,056, respectively, primarily related to the Company’s outstanding stock options, warrants, and convertible notes, and because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the period. The diluted earnings per share calculation for the three ended March 31, 2009 excluded all shares related to stock options, warrants, and convertible debt since the Company had net losses for the periods and therefore including these would have resulted in an anti-dilutive effect on diluted earnings per share.
     At March 31, 2010, we had 12,090,000 Class W warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2010. In addition, at March 31, 2010 we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $4.8 million in principal amount of promissory notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share. We also issued to the representative of underwriters in our initial public offering an option to purchase at any time on or before April 10, 2010, 25,000 Series A units at an exercise price of $17.325 per Series A unit (each of which is comprised of two shares of common stock, five Class W warrants and five Class Z warrants) and/or 230,000 Series B units at an exercise price of $16.665 per Series B unit (each of which is comprised of two shares of common stock, one Class W warrant and one Class Z warrant), except that the exercise price for these Class W warrants and Class Z warrants is $5.50 per share and these Class Z warrants expire on April 10, 2010.

NOTE 9 — SUBSEQUENT EVENTS
     On March 31, 2010, the Company and Global Capacity extended the expiration date of the agreement for the Company to acquire certain customer contracts and other assets related to point-to-point circuits for the transmission of data to April 30, 2010. Contemporaneously, the investors in the February 8, 2010 Units Offering and Silicon Valley Bank agreed to extend the date by which the Global Capacity transaction must close to April 30, 2010, after which proceeds of the Units Offering must be refunded and, in the case of Silicon Valley Bank, the incremental $3 million of additional borrowing capacity dedicated to the Global Capacity transaction would no longer be available.
     On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. As of May 1, 2010, the Company was obligated to refund the Units Offering purchase price paid by the investors without penalty and without premium, unless the right to receive such refund was waived by the investor in lieu of retaining their securities. As of May 13, 2010, investors representing $2.5 million of aggregated proceeds have waived the right to receive their refund and elected to retain some or all of their securities. The Company has commenced disbursement of the remaining $2.5 million which is recorded as restricted cash and also as current redemption obligation on the Company’s balance sheet as of March 31, 2010.
     On April 10, 2010, the Class W warrants and the underwriters option to purchase Series A units and Series B units expired. No Class W warrants were exercised to purchase common stock and no Series A or B units available to the underwriters were purchased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2009. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 5A Part II of this quarterly report on Form 10-Q.
Overview
     Global Telecom & Technology, Inc. (“GTT”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network integrator providing a broad portfolio of Wide-Area Network (WAN), dedicated Internet access, and managed data services. With over 800 supplier relationships worldwide, GTT combines multiple networks and technologies such as private line, Ethernet, and MPLS to deliver cost-effective solutions specifically designed for each client’s unique requirements. GTT enhances customer performance through its proprietary Client Management Database (CMD), which provides a comprehensive client support system for service design and quotation, rapid service implementation, and 24x7 global operations support.
     The Company sells through a direct sales force on a global basis. The Company generally competes with large, facilities-based providers and other service providers in each of our global markets. As of March 31, 2010, our customer base was comprised of over 700 businesses. Our five largest customers accounted for approximately 20% of consolidated revenues during the three months ended March 31, 2010.
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
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2010, the Company had 91 employees and employment costs comprised approximately 13% of total operating expenses for the three months ended March 31, 2010.
Locations of Offices and Origins of Revenue
     We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf, and Denver. For the three months ended March 31, 2010, approximately 76% of our consolidated revenue was earned from operations based in the United States. Approximately 15% of our revenue was generated from operations based in the United Kingdom and 9% from operations in Germany.
Significant Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2010 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2009 Annual Report on Form 10-K.

Results of Operations of the Company
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Overview. The financial information presented in the tables below is comprised of the unaudited consolidated financial information of the Company for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$20,600	$15,742
Cost of revenue	14,930	11,493

Gross margin	5,670	4,249
	27.5%	27.0%

Operating expenses, depreciation and amortization	5,014	4,139

Operating income	$656	$110

Net income (loss)	$157	$(115)

     Revenue. Revenue for the three months ended March 31, 2010 was $20.6 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended March 31, 2009 was approximately $15.7 million. The increase was due to the acquisition of WBS Connect which occurred on December 16, 2009.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2010 were $14.9 million and $5.7 million, respectively. For the three months ended March 31, 2009, cost of revenue and gross margin were $11.5 million and $4.2 million, respectively. The increase in cost of revenue and gross margin during the period ended March 31, 2010 is due primarily to the WBS acquisition.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $5.0 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively. The primary cause of the increase in expense is the increase in selling, general and administrative (SG&A) expenses as a result of the WBS acquisition. Operating expenses were also affected by the increase in foreign exchange year over year. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended March 31,
	2010	2009	Increase
Selling, general and administrative expenses (excluding noncash compensation)	4,066	3,529	537
Noncash compensation	210	165	45
Amortization of intangible assets	501	334	167
Depreciation	237	111	126

Totals	$5,014	$4,139	$875

Liquidity and Capital Resources
Debt
     The following summarizes the debt activity of the Company during the first quarter of 2010 (amounts in thousands):

			Convertible Notes	Subordinated	Promissory Note /	Senior Secured
	Total Debt	Notes Payable	Payable	Notes	Capital Lease	Credit Facility
Debt obligation as of December 31, 2009	$12,707	$4,000	$4,796	$—	$833	$3,078
Subordinated notes issuance	1,546	—	—	1,546	—	—
Draw on senior secured credit facility	111	—	—	—	—	111
WBS promissory note repayment	(50)	—	—	—	(50)	—
Principal payments on capital lease	(83)	—	—	—	(83)	—

Debt obligation as of March 31, 2010	$14,231	$4,000	$4,796	$1,546	$700	$3,189

     The holders of the convertible notes payable (“December 2010 Notes”) can convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes and the $4.0 million in notes payable are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.
     Included in the December 2010 Notes are notes totaling $1.5 million due to a related party, Universal Telecommunications, Inc. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc, his own private equity investment and advisory firm.
     On November 12, 2007, the holders of the $4.0 million of notes payable due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, as amended (the “Amended Notes”), 50% of all interest accrued during 2008 and 2009 was payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.
     On March 17, 2008, the Company entered into a Loan and Security Agreement (the “credit facility”) with Silicon Valley Bank. Under the terms of the credit facility, the Company could borrow up to a maximum amount of $2.0 million; with the actual amount available being based upon criteria related to accounts receivable and cash collections. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.5% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.25% to 0.50%, in each case depending on certain financial criteria. The credit facility had a 364-day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     On June 16, 2009, the Company and Silicon Valley Bank entered into an Amended and Restated Loan and Security Agreement (the “amended credit facility”). Under the terms of the amended credit facility, the Company’s revolving line of credit was increased to a maximum amount of $2.5 million, with the actual amount available being based upon criteria related to accounts receivable. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.75% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The amended credit facility had a 364-day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the amended credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.

     In December 2009, the Company and Silicon Valley Bank entered into a Second Amended and Restated Credit Facility (the “current credit facility”). Under the terms of the current credit facility, the Company’s revolving line of credit was increased to a maximum amount of $5.0 million, with the actual amount available being based on criteria related to the Company’s accounts receivable in the United States (but not to exceed $3.4 million with respect to the United States receivables) and on criteria related to the Company’s accounts receivable in Europe (but not to exceed $2.0 million with respect to the European receivables). The revolving line of credit would be increased to $8.0 million if the Company raises at least $4.5 million of additional equity and subordinated debt capital and completes the Global Capacity acquisition. Advances under the current credit facility bear interest at the bank’s prime rate plus 1.75% or 2.0%, and would also be subject to monthly collateral handling fee ranging from 0.15% to 0.35%, in each case depending on certain financial criteria. The current credit facility has a 364-day term and matures in December 2010. The current credit facility contains customary covenants, including covenants not included in the amended credit facility that require the Company to maintain, on a consolidated basis, specified amounts of net operating cash flow over certain specified periods of time. The Company’s payment obligations under the current credit facility are secured by a pledge of substantially all of all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
     The Company had approximately $3.2 million outstanding on its SVB Credit facility at March 31, 2010. The facility is subject to renewal by December 10, 2010.
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
     On December 31, 2009, GTT entered into an agreement to acquire from Capital Growth Systems, Inc., Global Capacity Group, Inc. and Global Capacity Direct, LLC (collectively “Global Capacity”) certain customer contracts and other assets related to point-to-point circuits for the transmission of data. On February 8, 2010, the Company completed a financing transaction in which it sold 500 units at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company. Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012. The aggregate balance of the subordinate promissory notes at March 31, 2010 was $3.5 million. The proceeds of the Units Offering are to be applied by the Company to finance a portion of the purchase price under the asset purchase agreement with Global Capacity. The closing of the Global Capacity acquisition has not yet occurred. If the Global Capacity transaction is not consummated, the units will be redeemed by the Company at the purchase price paid by the investors without penalty and without premium.
     On February 8, 2010, the Company completed the Units Offering in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company. Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012. Interest on the subordinated promissory notes accrues at 10% per annum. Accrued but unpaid interest will be payable on February 8, 2011 and 2012.
     The proceeds of the Units Offering were to be applied by the Company to finance a portion of the purchase price under the asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. As of May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes have waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s balance sheet as of March 31, 2010.
     As of March 31, 2010, the Company’s total short-term debt obligation is $12.5 million, which is due on or before December 31, 2010.

Liquidity Assessment
     Cash used in operating activities for the three months ended March 31, 2010 was $1.7 million, driven primarily by the reduction in accounts payable assumed in the WBS acquisition, and temporary delay in the receipt of certain customer receivables related to the integration of WBS treasury management systems. Cash provided by operating activities for the three months ended March 31, 2009, was $0.6 million.
     Restricted cash of $2.5 million relates to the Units Offering completed on February 8, 2010. On March 31, 2010, the Company also recorded a current liability related to the redemption obligation of $2.5 million of the proceeds from the Units Offering. The Company does not believe this refund obligation adversely impacts its liquidity profile as the proceeds of the Units Offering were dedicated to fund an acquisition that did not occur and were not planned for use in funding operations.
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
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents and the SVB credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations. The Company’s current planned cash requirements for 2010 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
     The Company believes that cash currently on hand, expected cash flows from future operations and potential future borrowing capacity are sufficient to fund operations for the next twelve months, including the repayment, extension or refinancing of indebtedness pursuant to multiple agreements. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms, particularly in light of the general economic downturn that began in 2008 and the general reduction in lending activity by many lending institutions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2010, the Company had interest expense, net of income, of approximately $0.4 million. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     Approximately 24% of the Company’s revenues for the three months ended March 31, 2010 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2010.
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
     The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — Other Information
ITEM 5. LEGAL PROCEEDINGS
     As of March 31, 2010, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
ITEM 5A. RISK FACTORS
     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem to be immaterial or which are similar to those faced by other companies in this industry or business in general, may also affect our business, financial condition and/or operating results. If any of these risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have materially changed other than as set forth below.
Risks Relating to Our Business and Operations
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of March 31, 2010, we had approximately $6.2 million in cash and cash equivalents and current liabilities $22.4 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations maturing during 2010), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2010, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests. Our need for capital to satisfy our outstanding indebtedness due in 2010 is discussed below under the risk factor captioned “Risks Relating to Our Indebtedness — We are obligated to repay several debt instruments that mature during 2010. If we are unable to raise additional capital or renegotiate the terms of that debt, we may be unable to make the required payments with respect to one or more of these debt instruments.”
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
     For the three months ended March 31, 2010, our five largest customers accounted for approximately 21% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

If our customers elect to terminate their agreements with us, our business, financial condition and results of operations may be adversely affected.
     Our services are sold under agreements that generally have initial terms of between one and three years. Following the initial terms, these agreements generally automatically renew for successive month-to-month, quarterly, or annual periods, but can be terminated by the customer without cause with relatively little notice during a renewal period. In addition, certain government customers may have rights under federal law with respect to termination for convenience that can serve to minimize or eliminate altogether the liability payable by that customer in the event of early termination. Our customers may elect to terminate their agreements as a result of a number of factors, including their level of satisfaction with the services they are receiving, their ability to continue their operations due to budgetary or other concerns, and the availability and pricing of competing services. If customers elect to terminate their agreements with us, our business, financial condition, and results of operations may be adversely affected.
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
     Approximately 24% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.
If our goodwill or amortizable intangible assets become further impaired we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the three months ended March 31, 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
     On December 16, 2009, we acquired WBS Connect. The success of this acquisition will depend in part on our success in integrating this business with our own. If we are unable to meet the challenges involved in successfully integrating the operations of WBS Connect or if we are otherwise unable to realize the anticipated benefits of this acquisition, our results of operations and financial condition could be seriously harmed. In addition, the overall integration of the acquired business will require substantial attention from our management, which could further harm our results of operations and financial condition.
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
     A significant amount of our indebtedness for borrowed money will become due in December 2010, including (i) approximately $4.8 million in principal, plus accrued interest, of promissory notes we issued in November 2007, (ii) $4.0 million in principal, plus accrued interest, with respect to promissory notes we issued in October 2006 and, (iii) the then outstanding amount of our revolving credit facility with Silicon Valley Bank (under which we had $3.2 million outstanding at March 31, 2010. Also, in connection with the WBS Connect acquisition, we issued and assumed indebtedness in the aggregate amount of $0.8 million, of which approximately $0.6 million is due during 2010.
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
     On December 16, 2009, the Company entered into the Second Amended and Restated Loan and Security Agreement (the “SVB Amended Loan Agreement”) with Silicon Valley Bank. The SVB Amended Loan Agreement and related documents amend and restate the existing SVB credit facility to provide, among other things, for an increase in available borrowing to $5.0 million with provision for further increase to an aggregate facility amount of $8.0 million if the Company acquires certain customer accounts from a third party and obtains certain additional financing. The transaction with the third party expired on April 30, 2010, which will limit the facility as currently documented to $5.0 million. The facility expires and is subject to renewal by December 10, 2010. The Company had drawn approximately $3.2 million on the facility at March 31, 2010.
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
As of March 31, 2010 our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:
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
     At March 31, 2010, we had 12,090,000 Class W warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2010. In addition, at March 31, 2010 we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $4.8 million in principal amount of promissory notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share. We also issued to the representative of the underwriters in our initial public offering an option to purchase at any time on or before April 10, 2010, 25,000 Series A units at an exercise price of $17.325 per Series A unit (each of which is comprised of two shares of common stock, five Class W warrants and five Class Z warrants) and/or 230,000 Series B units at an exercise price of $16.665 per Series B unit (each of which is comprised of two shares of common stock, one Class W warrant and one Class Z warrant), except that (a) the exercise price for these Class W warrants and Class Z warrants is $5.50 per share and these Class Z warrants expire on April 10, 2010. If the Series A units and Series B units are issued, it would result in the issuance of an additional 710,000 warrants. The common stock underlying the warrants, the convertible notes and the underwriters’ options have been registered for sale under the Securities Act or are entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If and to the extent these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
     Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of March 31, 2010, funds associated with Cannell Capital LLC owned 3,720,106 shares of our common stock and warrants to acquire 923,900 shares of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2010 without taking into account their unexercised warrants, these funds would beneficially own approximately 21.5% of our common stock. In addition, as of March 31, 2010, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 34% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: May 13, 2010

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