Form 10-Q
period 2010-06-30
Global Telecom & Technology, Inc.
filed 2010-08-13
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
Commission File Number 000-51211
Global Telecom & Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2096338 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2010, 16,767,126 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 — Financial Information

ITEM 1.	FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,689	$5,548
Accounts receivable, net	9,993	9,389
Deferred contract costs	917	454
Prepaid expenses and other current assets	656	937

Total current assets	17,255	16,328

Property and equipment, net	1,978	2,235
Intangible assets, net	6,658	7,613
Other assets	391	429
Goodwill	29,164	29,156

Total assets	$55,446	$55,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,150	$12,204
Accrued expenses and other current liabilities	9,899	11,372
Short-term debt	12,543	12,463
Deferred revenue	5,308	6,112

Total current liabilities	38,900	42,151

Long-term debt	1,609	244
Deferred revenue and other long-term liabilities	534	352

Total liabilities	41,043	42,747

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 16,767,126 and 15,472,912 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	59,842	58,710
Accumulated deficit	(45,032)	(45,499)
Accumulated other comprehensive loss	(409)	(199)

Total stockholders’ equity	14,403	13,014

Total liabilities and stockholders’ equity	$55,446	$55,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$19,694	$16,116	$40,293	$31,858
Operating expenses:
Cost of revenue	13,765	11,432	28,695	22,924
Selling, general and administrative expense	4,442	3,754	8,718	7,449
Depreciation and amortization	679	459	1,417	904

Total operating expenses	18,886	15,645	38,830	31,277

Operating income	808	471	1,463	581

Other income (expense):
Interest expense, net	(339)	(219)	(693)	(432)
Other income (expense), net	(98)	76	(220)	107

Total other income (expense)	(437)	(143)	(913)	(325)

Income before income taxes	371	328	550	256

Provision for (benefit from) income taxes	62	(64)	83	(20)

Net income	$309	$392	$467	$276

Earnings per share:
Basic	$0.02	$0.03	$0.03	$0.02
Diluted	$0.02	$0.03	$0.03	$0.02

Weighted average shares:
Basic	16,955,558	15,340,230	16,692,876	15,178,805
Diluted	17,192,658	15,535,402	16,938,890	15,280,551
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2009	15,472,912	$2	$58,710	$(45,499)	$(199)	$13,014
Share-based compensation for options issued	—	—	83	—	—	83
Share-based compensation for restricted stock issued	367,148	—	271	—	—	271
Common shares issued in units offering	925,660	—	935	—	—	935
Stock options exercised	1,406	—	1	—	—	1
Cancellation of shares to be issued related to WBS Connect acquisition	—	—	(158)	—	—	(158)
Comprehensive income (loss)
Net income	—	—	—	467	—	467
Change in accumulated foreign currency loss on translation	—	—	—	—	(210)	(210)

Comprehensive income						257

Balance, June 30, 2010	16,767,126	$2	$59,842	$(45,032)	$(409)	$14,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net income	$467	$276
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,417	904
Shared-based compensation	354	296

Changes in operating assets and liabilities:
Accounts receivable, net	(1,006)	406
Deferred contract cost, prepaid expenses, and other current assets	(210)	—
Other assets	(18)	973
Accounts payable	(852)	(3,722)
Accrued expenses and other current liabilities	(1,508)	178
Deferred revenue and other long-term liabilities	(606)	447

Net cash used in operating activities	(1,962)	(242)

Cash flows from investing activities:
Purchases of property and equipment	(55)	(149)

Net cash used in investing activities	(55)	(149)

Cash flows from financing activities:
WBS promissory note repayment	(150)	—
Principal payments on capital lease	(168)	—
Borrowing on line of credit	217	—
Issuance of units offering subordinated notes	1,546	—
Issuance of units offering common shares	935	—

Net cash provided by financing activities	2,380	—

Effect of exchange rate changes on cash	(222)	(717)

Net increase (decrease) in cash and cash equivalents	141	(1,108)

Cash and cash equivalents at beginning of period	5,548	5,786

Cash and cash equivalents at end of period	$5,689	$4,678

Supplemental disclosure of cash flow information
Cash paid for interest	$208	$120
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 24, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year 2010 or for any other interim period. The December 31, 2009 balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
     There have been no significant changes in the Company’s significant accounting policies as of June 30, 2010 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2009 Annual Report on Form 10-K.
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
Comprehensive Income
     Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net Income	$309	$392	$467	$276
Other comprehensive loss
Change in accumulated foreign currency loss on translation	(96)	(298)	(210)	(881)

Total comprehensive income (loss)	$213	$94	$257	$(605)

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
     Management does not believe that this, or any other recently issued, but not yet effective, accounting standards if adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.
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

	Six months ended June 30,
Amounts in thousands, except per share data	2010	2009
Revenue	$40,293	$45,568

Net income	$467	$508

Net income per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
     On June 30, 2010, the Company recorded an adjustment to the purchase price accounting for the Acquisition. In accordance with ASC 805, Business Combinations, and based on new information that existed at the acquisition date, the Company determined the fair value of certain identifiable assets and liabilities acquired had changed. The Company also cancelled the initial allotment of shares that were scheduled to be issued related to the Acquisition based on those changes in accordance with the customary indemnification clause in the purchase agreement.
NOTE 4 — UNITS OFFERING
     On February 8, 2010, the Company completed a financing transaction in which it sold 500 units at a purchase price of $10,000 per unit (“Units Offering”), resulting in $5.0 million of proceeds to the Company. The use of the proceeds by the Company was restricted for use in the acquisition of certain customer contracts and other assets related to point-to-point circuits for the transmission of data from Capital Growth Systems, Inc., Global Capacity Group, Inc. and Global Capacity Direct, LLC (collectively “Global Capacity”).
     On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. As of May 1, 2010, the Company was obligated to refund the Units Offering purchase price paid by the investors without penalty and without premium, unless the right to receive such refund was waived by the investor in lieu of retaining the securities purchased.

Investors representing approximately $2.5 million of aggregated proceeds waived the right to receive their refund and elected to retain some or all of their securities. The Company disbursed the remaining $2.5 million. The $2.5 million proceeds from securities sold, but retained by investors are recorded in long-term debt and additional paid-in-capital.
NOTE 5 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan, as amended, is limited to 3,500,000 shares.
Stock Options
     The Company recognized compensation expense for stock options of approximately $41,000 and $37,000 for the three months ended June 30, 2010 and 2009, and approximately and $83,000 and $103,000 for the six months ended June 30, 2010 and 2009, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 24,000 and 66,000 stock options with a total fair value of $21,000 and $25,000 during the three months ended June 30, 2010 and 2009, respectively. The Company granted to employees 301,000 and 284,000 stock options with a total fair value of $278,000 and $85,000 during the six months ended June 30, 2010 and 2009, respectively.
Restricted Stock
     During the three and six months ended June 30, 2010, the Company granted to certain employees and members of its Board of Directors restricted stock, as described below. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended June 30, 2010
Restricted Stock Shares Granted	—	28	28
Fair Value of Shares Granted	$—	$27	$27
Restricted Stock Compensation Expense			$103

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Six months ended June 30, 2010
Restricted Stock Shares Granted	318	49	367
Fair Value of Shares Granted	$399	$54	$453
Restricted Stock Compensation Expense			$271

NOTE 6 — DEBT
     The following summarizes the debt activity of the Company during the six months ended June 30, 2010 (amounts in thousands):

			Convertible Notes	Subordinated	Promissory Note /	Senior Secured
	Total Debt	Notes Payable	Payable	Notes	Capital Lease	Credit Facility

Debt obligation as of December 31, 2009	$12,707	$4,000	$4,796	$—	$833	$3,078

Subordinated notes issuance	1,546	—	—	1,546	—	—

Draw on senior secured credit facility	217	—	—	—	—	217

WBS promissory note repayment	(150)	—	—	—	(150)	—

Principal payments on capital lease	(168)	—	—	—	(168)	—

Debt obligation as of June 30, 2010	$14,152	$4,000	$4,796	$1,546	$515	$3,295

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
     On March 17, 2008, the Company entered into a Loan and Security Agreement (the “credit facility”) with Silicon Valley Bank. Under the terms of the credit facility, the Company could borrow up to a maximum amount of $2.0 million with the actual amount available being based upon criteria related to accounts receivable and cash collections. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.5% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.25% to 0.50%, in each case depending on certain financial criteria. The credit facility had a 364-day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
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
     The Company had approximately $3.3 million outstanding on its SVB Credit facility at June 30, 2010. The facility is subject to renewal by December 10, 2010.
     In addition to amounts drawn on the Company’s SVB credit facility to facilitate the closing of the WBS Connect acquisition, the Company also assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011, and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments and payable in full by October 2010. The Company has approximately $0.4 million outstanding in capital lease obligations and $0.1 million outstanding in subordinated seller notes as of June 30, 2010.
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
     The proceeds of the Units Offering were to be applied by the Company to finance a portion of the purchase price under the asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s balance sheet as of June 30, 2010.
     As of June 30, 2010, the total principal amount due on the Company’s short-term debt is $12.5 million, which is due on or before December 31, 2010.
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
NOTE 8 — EARNINGS PER SHARE
     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Diluted earnings per share for the three and six months ended June 30, 2010, excludes potentially issuable common shares of 15,909,119, primarily related to the Company’s outstanding stock options, warrants, and convertible notes, and because the assumed issuance of such potential common shares is anti-dilutive as the exercise prices of such securities are greater than the average closing price of the Company’s common stock during the period. Diluted earnings per share for the three and six months ended June 30, 2009 excluded 28,483,744 and 28,635,869 shares, respectively.
     At June 30, 2010, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $4.8 million in principal amount of promissory notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share.

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
     The Company sells through a direct sales force on a global basis. The Company generally competes with large, facilities-based providers and other service providers in each of our global markets. As of June 30, 2010, our customer base was comprised of over 700 businesses. Our five largest customers accounted for approximately 20% of consolidated revenues during the six months ended June 30, 2010.
Costs and Expenses
     The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer solutions. There are no wages or overhead included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of June 30, 2010, the Company had 82 employees and employment costs comprised approximately 13% of total operating expenses for the six months ended June 30, 2010.
Locations of Offices and Origins of Revenue
     We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf, and Denver. For the six months ended June 30, 2010, approximately 75% of our consolidated revenue was earned from operations based in the United States. Approximately 15% of our revenue was generated from operations based in the United Kingdom and 10% from operations in Germany.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of June 30, 2010, as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2009 Annual Report on Form 10-K.

Results of Operations of the Company
Three months ended June 30, 2010 Compared to Three months ended June 30, 2009
Overview. The financial information presented in the tables below is comprised of the unaudited consolidated financial information of the Company for the three months ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended June 30,
	2010	2009
Revenue	$19,694	$16,116
Cost of revenue	13,765	11,432

Gross margin	5,929	4,684
	30.1%	29.1%

Operating expenses, depreciation and amortization	5,121	4,213

Operating income	$808	$471

Net income	$309	$392

     Revenue. Revenue for the three months ended June 30, 2010, was $19.7 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended June 30, 2009 was $16.1 million. The increase was due primarily to the acquisition of WBS Connect which occurred on December 16, 2009.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2010, were $13.8 million and $5.9 million, respectively. For the three months ended June 30, 2009, cost of revenue and gross margin were $11.4 million and $4.7 million, respectively. The increase in cost of revenue during the three months ended June 30, 2010, was due primarily to the WBS Connect acquisition. The increase in gross margin during the three months ended June 30, 2010, was due primarily to the WBS Connect acquisition and recent initiatives aimed at reducing fixed network costs. As part of the WBS Connect integration and the network cost reduction initiatives, the Company was able to identify through account reconciliation, and negotiate release from, certain cost of revenue obligations that were previously accrued.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $5.1 million and $4.2 million for the three months ended June 30, 2010 and 2009, respectively. The primary cause of the increase in expense is the increase in selling general and administrative (SG&A) expenses and depreciation and amortization expenses as a result of the WBS Connect acquisition. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended June 30,
	2010	2009

Selling, general and administrative expenses (excluding noncash compensation)	$4,298	$3,625
Noncash compensation	144	129
Amortization of intangible assets	461	334
Depreciation	218	125

Totals	$5,121	$4,213

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009
Overview. The financial information presented in the tables below is comprised of the unaudited consolidated financial information of the Company for the six months ended June 30, 2010 and 2009 (amounts in thousands):

	Six Months Ended June 30,
	2010	2009

Revenue	$40,293	$31,858
Cost of revenue	28,695	22,924

Gross margin	11,598	8,934
	28.8%	28.0%
Operating expenses, depreciation and amortization	10,135	8,353

Operating income	$1,463	$581

Net income	$467	$276

     Revenue. Revenue for the six months ended June 30, 2010, was $40.3 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the six months ended June 30, 2010 was approximately $31.9 million. The increase was due primarily to the acquisition of WBS Connect which occurred on December 16, 2009.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2010, were $28.7 million and $11.6 million, respectively. For the six months ended June 30, 2009, cost of revenue and gross margin were $22.9 million and $8.9 million, respectively. The increase in cost of revenue and gross margin during the six months ended June 30, 2010, is due primarily to the WBS acquisition.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $10.1 million and $8.4 million for the six months ended June 30, 2010 and 2009, respectively. The primary cause of the increase in expense is the increase in selling general and administrative (SG&A) expenses and depreciation and amortization expenses as a result of the WBS acquisition. These changes are illustrated in the table below (amounts in thousands):

	Six Months Ended June 30,
	2010	2009

Selling, general and administrative expenses (excluding noncash compensation)	$8,364	$7,153
Noncash compensation	354	296
Amortization of intangible assets	962	334
Depreciation	455	570

Totals	$10,135	$8,353

Liquidity and Capital Resources
Debt
     The following summarizes the debt activity of the Company during the six months ended June 30, 2010 (amounts in thousands):

			Convertible Notes	Subordinated	Promissory Note /	Senior Secured
	Total Debt	Notes Payable	Payable	Notes	Capital Lease	Credit Facility

Debt obligation as of December 31, 2009	$12,707	$4,000	$4,796	$—	$833	$3,078

Subordinated notes issuance	1,546	—	—	1,546	—	—

Draw on senior secured credit facility	217	—	—	—	—	217

WBS promissory note repayment	(150)	—	—	—	(150)	—

Principal payments on capital lease	(168)	—	—	—	(168)	—

Debt obligation as of June 30, 2010	$14,152	$4,000	$4,796	$1,546	$515	$3,295

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
     On March 17, 2008, the Company entered into a Loan and Security Agreement (the “credit facility”) with Silicon Valley Bank. Under the terms of the credit facility, the Company could borrow up to a maximum amount of $2.0 million with the actual amount available being based upon criteria related to accounts receivable and cash collections. Advances under the credit facility would bear interest at the bank’s prime rate plus either 1.5% or 2.0%, and would also be subject to a monthly collateral handling fee ranging from 0.25% to 0.50%, in each case depending on certain financial criteria. The credit facility had a 364-day term and contained customary covenants, but there were no covenants that required compliance with financial criteria. The Company’s payment obligations under the credit facility were secured by a pledge of substantially all of its assets, including a pledge of 67% of the outstanding stock of the Company’s foreign subsidiaries.
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
     The Company had approximately $3.3 million outstanding on its SVB Credit facility at June 30, 2010. The facility is subject to renewal by December 10, 2010.
     In addition to amounts drawn on the Company’s SVB credit facility to facilitate the closing of the WBS Connect acquisition, the Company also assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011, and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments and payable in full by October 2010. The Company has approximately $0.4 million outstanding in capital lease obligations and $0.1 million outstanding in subordinated seller notes as of June 30, 2010.
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
     The proceeds of the Units Offering were to be applied by the Company to finance a portion of the purchase price under the asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s balance sheet as of June 30, 2010.
     As of June 30, 2010, the Company’s total short-term debt obligation is $12.5 million, which is due on or before December 31, 2010.
Liquidity Assessment
     Cash used in operating activities for the six months ended June 30, 2010 was $2.0 million, driven primarily by the reduction in accounts payable, accrued expenses and other current liabilities assumed in the WBS Connect acquisition. Cash used in operating activities for the six months ended June 30, 2009, was $0.2 million.
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
     The Company believes that cash currently on hand, expected cash flows from future operations and potential future borrowing capacity are sufficient to fund operations for the next twelve months, including the repayment, extension or refinancing of indebtedness pursuant to multiple agreements. The Company is currently negotiating term sheets for credit facilities sufficient to refinance its maturing indebtedness. If our operating performance differs significantly from our forecasts, we may not close these transactions on terms favorable to the Company, and may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms, particularly in light of the general economic downturn that began in 2008 and the general reduction in lending activity by many lending institutions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2010, the Company had interest expense, net of income, of approximately $0.7 million. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     Approximately 25% of the Company’s revenues for the six months ended June 30, 2010, are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the six months ended June 30, 2010.
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
     The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
     As of June 30, 2010, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
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
     Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of June 30, 2010, we had approximately $5.7 million in cash and cash equivalents and current liabilities $21.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements (including our outstanding debt obligations maturing during 2010), and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2010, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests. Our need for capital to satisfy our outstanding indebtedness due in 2010 is discussed below under the risk factor captioned “Risks Relating to Our Indebtedness — We are obligated to repay several debt instruments that mature during 2010. If we are unable to raise additional capital or renegotiate the terms of that debt, we may be unable to make the required payments with respect to one or more of these debt instruments.”
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
     For the six months ended June 30, 2010, our five largest customers accounted for approximately 20% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
     The communications industry is highly competitive and pricing for some of our key service offerings, such as our dedicated IP transport services have been generally declining. If our costs of service, including the cost of leasing underlying facilities, do not decline in a similar fashion, we could experience significant margin compression, reduction of profitability and loss of business.
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
     Approximately 25% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

If our goodwill or amortizable intangible assets become further impaired we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the six months ended June 30, 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
     A significant amount of our indebtedness for borrowed money will become due in December 2010, including (i) approximately $4.8 million in principal, plus accrued interest, of promissory notes we issued in November 2007, (ii) $4.0 million in principal, plus accrued interest, with respect to promissory notes we issued in October 2006 and, (iii) the then outstanding amount of our revolving credit facility with Silicon Valley Bank (under which we had $3.3 million outstanding at June 30, 2010). Also, in connection with the WBS Connect acquisition, we issued and assumed indebtedness in the aggregate amount of $0.8 million, of which approximately $0.6 million is due during 2010.
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
     On December 16, 2009, the Company entered into the Second Amended and Restated Loan and Security Agreement (the “SVB Amended Loan Agreement”) with Silicon Valley Bank. The SVB Amended Loan Agreement and related documents amend and restate the existing SVB credit facility to provide, among other things, for an increase in available borrowing to $5.0 million. The facility expires and is subject to renewal by December 10, 2010. The Company had drawn approximately $3.3 million on the facility at June 30, 2010.
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
As of June 30, 2010 our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:
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
     At June 30, 2010, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $4.8 million in principal amount of promissory notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share. The common stock underlying the warrants and the convertible notes have been registered for sale under the Securities Act or are entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If and to the extent these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.
The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
     Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of June 30, 2010, funds associated with Cannell Capital LLC owned 3,720,106 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2010 without taking into account their unexercised warrants, these funds would beneficially own approximately 22.2% of our common stock. In addition, as of June 30, 2010, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 35% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: August 13, 2010

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