Form 10-Q
period 2010-09-30
Global Telecom & Technology, Inc.
filed 2010-11-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2010, 16,796,986 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 — Financial Information
ITEM 1. FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,783	$5,548
Accounts receivable, net	8,444	9,389
Deferred contract costs	763	454
Prepaid expenses and other current assets	913	937

Total current assets	17,903	16,328

Property and equipment, net	1,852	2,235
Intangible assets, net	6,190	7,613
Other assets	3,505	429
Goodwill	29,164	29,156

Total assets	$58,614	$55,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,746	$12,204
Accrued expenses and other current liabilities	7,478	11,372
Short-term debt	4,002	12,463
Deferred revenue	6,156	6,112

Total current liabilities	29,382	42,151

Long-term debt	13,571	244
Deferred revenue and other long-term liabilities	530	352

Total liabilities	43,483	42,747

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 16,796,986 and 15,472,912 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	59,992	58,710
Accumulated deficit	(44,582)	(45,499)
Accumulated other comprehensive loss	(281)	(199)

Total stockholders’ equity	15,131	13,014

Total liabilities and stockholders’ equity	$58,614	$55,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue	$20,011	$16,010	$60,304	$47,868

Operating expenses:
Cost of revenue	13,946	11,445	42,641	34,369
Selling, general and administrative expense	4,500	3,492	13,217	10,941
Depreciation and amortization	688	443	2,105	1,347

Total operating expenses	19,134	15,380	57,963	46,657

Operating income	877	630	2,341	1,211
Other income (expense):
Interest expense, net	(370)	(219)	(1,063)	(651)
Other income (expense), net	(67)	(18)	(287)	89

Total other income (expense)	(437)	(237)	(1,350)	(562)

Income before income taxes	440	393	991	649

Provision for (benefit from) income taxes	(9)	1	74	(19)

Net income	$449	$392	$917	$668

Earnings per share:
Basic	$0.03	$0.03	$0.05	$0.04
Diluted	$0.03	$0.03	$0.05	$0.04

Weighted average shares:
Basic	16,767,451	15,346,917	16,718,007	15,235,459
Diluted	16,974,514	15,653,177	16,951,038	15,405,377
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2009	15,472,912	$2	$58,710	$(45,499)	$(199)	$13,014
Share-based compensation for options issued	—	—	130	—	—	130
Share-based compensation for restricted stock issued	397,008	—	374	—	—	374
Common shares issued in units offering	925,660	—	935	—	—	935
Stock options exercised	1,406	—	1	—	—	1

Cancellation of shares to be issued related to WBS Connect acquisition	—	—	(158)	—	—	(158)
Comprehensive income (loss)
Net income	—	—	—	917	—	917
Change in accumulated foreign currency loss on translation	—	—	—	—	(82)	(82)

Comprehensive income						835

Balance, September 30, 2010	16,796,986	$2	$59,992	$(44,582)	$(281)	$15,131

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$917	$668
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2,105	1,347
Shared-based compensation	504	420

Changes in operating assets and liabilities:
Accounts receivable, net	746	2,929
Deferred contract cost, prepaid expenses, and other current assets	(289)	—
Other assets	(3,084)	908
Accounts payable	(592)	(5,025)
Accrued expenses and other current liabilities	(3,877)	(675)
Deferred revenue and other long-term liabilities	224	366

Net cash (used in) provided by operating activities	(3,346)	938

Cash flows from investing activities:
Purchases of property and equipment	(135)	(226)

Net cash used in investing activities	(135)	(226)

Cash flows from financing activities:
WBS promissory note repayment	(250)	—
Principal payments on capital lease	(253)	—
Borrowing on line of credit	969	—
Issuance of term loan	10,000
Payment of covertible notes payable	(3,146)
Payment of notes payable	(4,000)	—
Issuance of units offering subordinated notes	1,546	—
Issuance of units offering common shares	935	—

Net cash provided by financing activities	5,801	—

Effect of exchange rate changes on cash	(85)	(619)

Net increase in cash and cash equivalents	2,235	93

Cash and cash equivalents at beginning of period	5,548	5,786

Cash and cash equivalents at end of period	$7,783	$5,879

Supplemental disclosure of cash flow information
Cash paid for interest	$300	$120
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 24, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year 2010 or for any other interim period. The December 31, 2009 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
     There have been no significant changes in the Company’s significant accounting policies as of September 30, 2010 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2009 Annual Report on Form 10-K.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income	$449	$392	$917	$668
Other comprehensive income (loss)
Change in accumulated foreign currency loss on translation	(128)	(147)	(82)	(734)

Total comprehensive income (loss)	$321	$245	$835	$(66)

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
     There have been no updates to the Company’s disclosure of recent accounting pronouncements as of September 30, 2010, as compared to those disclosed in Note 2, “Significant Accounting Policies,” in the Annual Report on Form 10-K filed March 24, 2010.
     Management does not believe that these, or any other recently issued, but not yet effective, accounting standards if adopted would have a material effect on the Company’s condensed consolidated financial statements or the Company’s future results of operations.
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

	Nine months ended September 30,
Amounts in thousands, except per share data	2010	2009
Revenue	$60,304	$68,620

Net income (loss)	$917	$(808)

Net income (loss) per share:
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)
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

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
     During the third quarter of 2010, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350. As part of step one, the Company considered three methodologies to determine the fair-value of our entity:
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
     Each of these methodologies the Company believes has merit in estimating the value of its goodwill. The Company accordingly employed each of these three methodologies in its analysis and concluded that no impairment existed.
     The following table summarizes the Company’s intangible assets as of September 30, 2010 and December 31, 2009 (amounts in thousands):

		September 30, 2010
	Amortization	Gross Asset	Accumulated		Net Book
	Period	Cost	Amortization	Impairment	Value
Customer contracts	4-5 years	$4,800	$949	$—	$3,851
Carrier contracts	1 year	151	151	—	—
Noncompete agreements	4-5 years	4,800	2,830	1,269	701
Software	7 years	6,600	3,297	1,665	1,638

		$16,351	$7,227	$2,934	$6,190

		December 31, 2009
	Amortization	Gross Asset	Accumulated		Net Book
	Period	Cost	Amortization	Impairment	Value
Customer contracts	4-5 years	$4,800	$193	$—	$4,607
Carrier contracts	1 year	151	151	—	—
Noncompete agreements	4-5 years	4,800	2,634	1,269	897
Software	7 years	6,600	2,826	1,665	2,109

		$16,351	$5,804	$2,934	$7,613

     Amortization expense was $1.4 million and $1.2 million for the nine months ended September 30, 2010 and for the year ended December 31, 2010, respectively.
     Estimated amortization expense related to intangible assets subject to amortization for the nine months ended September 30, 2010 and for each of the years in the five-year period ending December 31, 2015 is as follows (amounts in thousands):

2010 Remaining	$461
2011	1,794
2012	1,603
2013	1,471
2014	900
2015	—

Total	$6,229

NOTE 5 — UNITS OFFERING
     On February 8, 2010, the Company completed a financing transaction in which it sold 500 units at a purchase price of $10,000 per unit, consisting of 2,970 shares of common stock and a $7,000 promissory note (“Units Offering”), resulting in $5.0 million of proceeds to the Company. The use of the proceeds by the Company was restricted for use in the acquisition of certain customer contracts and other assets related to point-to-point circuits for the transmission of data from Capital Growth Systems, Inc., Global Capacity Group, Inc. and Global Capacity Direct, LLC (collectively “Global Capacity”).
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
NOTE 6 — SALES NOVATIONS
     On August 31, 2010, the Company entered into sales novation agreements with RevNet International, LLC, a Florida limited liability company (“RevNet”) and with Revelation Networks Incorporated, a Florida corporation (“RNI”). In the agreements, RevNet and RNI assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations there under.
     In exchange for the assignment and transfer, the Company paid to RevNet $2.1 million and RNI $0.9 million as upfront cash to be applied as recoverable draws against future agent commission payments, which are included in prepaid expenses and other assets as of September 30, 2010. In addition, the Company agreed to pay to RevNet agent commissions for the seven-year period ending August 31, 2017 and agreed to pay RNI agent commissions for the five-year period ending August 31, 2015. Commencing in September 2011, the Company has the option to reduce the agent commissions to RevNet and RNI by up to 50% until such time as the aggregate dollar amount of such monthly reductions by the Company is equal to the upfront cash payment amounts.

NOTE 7 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan, as amended, is limited to 3,500,000 shares.
Stock Options
     The Company recognized compensation expense for stock options of approximately $47,000 and $33,000 for the three months ended September 30, 2010 and 2009, and approximately $130,000 and $136,000 for the nine months ended September 30, 2010 and 2009, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 69,000 and 20,000 stock options with a total fair value of $59,000 and $20,874 during the three months ended September 30, 2010 and 2009, respectively. The Company granted to employees 333,000 and 304,000 stock options with a total fair value of $310,000 and $109,564 during the nine months ended September 30, 2010 and 2009, respectively.
Restricted Stock
     During the three and nine months ended September 30, 2010, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total non cash compensation expense is recorded in selling general and administrative (SG&A) expenses.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended September 30, 2010
Restricted Stock Shares Granted	—	30	30
Fair Value of Shares Granted	$—	$27	$27
Restricted Stock Compensation Expense	$—	$—	$103

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Nine months ended September 30, 2010
Restricted Stock Shares Granted	318	79	397
Fair Value of Shares Granted	$400	$81	$481
Restricted Stock Compensation Expense	$—	$—	$374
NOTE 8 — DEBT
     The following summarizes the debt activity of the Company during the nine months ended September 30, 2010 (amounts in thousands):

			Convertible Notes	Subordinated	Promissory Note /
	Total Debt	Notes Payable	Payable	Notes	Capital Lease	Line of Credit	Term Loan
Debt obligation as of December 31, 2009	$12,707	$4,000	$4,796	$—	$833	$3,078	$—

Subordinated notes issuance	1,546	—	—	1,546	—	—	—

Draw on senior secured credit facility	969	—	—	—	—	969	—

WBS promissory note repayment	(250)	—	—	—	(250)	—	—

Principal payments on capital lease	(253)	—	—	—	(253)	—	—

Repayment of notes payable	(7,146)	(4,000)	(3,146)	—	—	—

Issuance of term loan	10,000	—	—	—	—	—	10,000

Debt obligation as of September 30, 2010	$17,573	$—	$1,650	$1,546	$330	$4,047	$10,000

     On November 12, 2007, the holders of the $4.0 million of notes payable due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, 50% of all interest accrued during 2008 and 2009 was payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.
     In December 2009, the Company and Silicon Valley Bank entered into a Second Amended and Restated Credit Facility (the “Restated Credit Facility”). Under the terms of the Restated Credit Facility, the Company’s revolving line of credit was increased to a maximum amount of $5.0 million, with the actual amount available being based on criteria related to the Company’s accounts receivable in the United States (but not to exceed $3.4 million with respect to the United States receivables) and on criteria related to the Company’s accounts receivable in Europe (but not to exceed $2.0 million with respect to the European receivables). The Restated Credit Facility had a 364-day term.
     On September 30, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a term loan facility of $10 million (the “Term Loan”), and a revolving line of credit facility, which replaced the Second Amended and Restated Credit Facility, in the aggregate principal amount of up to $5 million (the “Line of Credit”). The Loan Agreement contains customary representations and warranties of the Borrower and customary events of default. The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the Loan Agreement. The availability under the Line of Credit is calculated during any month as a percentage of eligible accounts receivable and is subject to certain conditions, including the continued accuracy of the Company’s representations, warranties and covenants. The Term Loan matures on September 30, 2015. The Company shall repay the Term Loan in sixty equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2%. The Line of Credit matures on September 29, 2012. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to the Bank’s prime rate plus 1%. The Company had approximately $4.0 million outstanding on the Line of Credit at September 30, 2010.
     On September 30, 2010, proceeds from the Term Loan were used to repay the Company’s $4.0 million of notes payable and $3.1 million of convertible notes payable, both due December 31, 2010, as well as $1.5 million in interest accrued on the notes payable and convertible notes.
     The holders of the convertible notes payable (“December 2010 Notes”) can convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.
     As of September 30, 2010, the December 2010 Notes balance was $1.7 million. The total includes notes totaling $1.5 million due to a related party, Universal Telecommunications, Inc. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm.
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
     The proceeds of the Units Offering were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of September 30, 2010.
     As part of the WBS Connect acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments and payable in full by October 2010. The Company paid the $0.3 million in subordinated seller notes in full and has approximately $0.3 million outstanding in capital lease obligations as of September 30, 2010.

NOTE 9 — INCOME TAXES
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
     A valuation allowance has been recorded against the Company’s deferred tax assets to the extent those assets are not offset by deferred tax liabilities which have a structural certainty of reversal, or those assets that cannot be realized against prior period taxable income.
NOTE 10 — EARNINGS PER SHARE
     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.
     The table below details the calculations of earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic and diluted EPS — income available to common shareholders	$449	$392	$917	$668

Denominator for basic EPS — weighted average shares	16,767	15,347	16,718	15,235
Effect of dilutive securities	208	306	233	170

Denominator for diluted EPS — weighted average shares	16,975	15,653	16,951	15,405

Earnings per share: Basic and diluted	$0.03	$0.03	$0.05	$0.04

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Class W warrants	—	12,090	—	12,090
Class Z warrants	12,090	12,090	12,090	12,090
Convertible notes	970	2,819	970	2,819
Stock options	576	281	540	281
Series A units	—	250	—	250
Series B units	—	460	—	460

Total	13,636	27,990	13,600	27,990

     At September 30, 2010, we had 12,090,000 Class Z warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also had outstanding approximately $1.7 million in principal amount of promissory convertible notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2009. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A Part II of this quarterly report on Form 10-Q.
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
     The Company sells through a direct sales force on a global basis. The Company generally competes with large, facilities-based providers and other service providers in each of our global markets. As of September 30, 2010, our customer base was comprised of over 700 businesses. Our five largest customers accounted for approximately 19% of consolidated revenues during the nine months ended September 30, 2010.
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
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of September 30, 2010, the Company had 89 employees and employment costs comprised approximately 13% of total operating expenses for the nine months ended September 30, 2010.
Locations of Offices and Origins of Revenue
     We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver. For the nine months ended September 30, 2010, approximately 75% of our consolidated revenue was earned from operations based in the United States. Approximately 15% of our revenue was generated from operations based in the United Kingdom and 10% from operations in Germany.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s significant accounting policies as of September 30, 2010, as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2009 Annual Report on Form 10-K.

Results of Operations of the Company
Three months ended September 30, 2010 Compared to Three months ended September 30, 2009
Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30,
	2010	2009
Revenue	$20,011	$16,010
Cost of revenue	13,946	11,445

Gross margin	6,065	4,565
	30.3%	28.5%
Operating expenses, depreciation and amortization	5,188	3,935
Operating income	$877	$630

Net income	$449	$392

     Revenue. Revenue for the three months ended September 30, 2010, was $20.0 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended September 30, 2009 was $16.0 million. The increase was due primarily to the acquisition of WBS Connect which occurred on December 16, 2009 and new sales activities in the third quarter, including sales novations.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended September 30, 2010, were $13.9 million and $6.1 million, respectively. For the three months ended September 30, 2009, cost of revenue and gross margin were $11.4 million and $4.6 million, respectively. The increase in cost of revenue during the three months ended September 30, 2010, was due primarily to the WBS Connect acquisition and new sales activities in the third quarter, including sales novations. The increase in gross margin during the three months ended September 30, 2010, was due primarily to recent initiatives aimed at reducing fixed network costs.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $5.2 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively. The primary cause of the increase in expense is the increase in selling general and administrative (SG&A) expenses and depreciation and amortization expenses as a result of the WBS Connect acquisition and new sales activities in the third quarter, including sales novations. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended September 30,
	2010	2009
Selling, general and administrative expenses (excluding noncash compensation)	$4,350	$3,367
Noncash compensation	150	125
Amortization of intangible assets	461	334
Depreciation	227	109

Totals	$5,188	$3,935

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009
Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Nine Months Ended September 30,
	2010	2009
Revenue	$60,304	$47,868
Cost of revenue	42,641	34,369

Gross margin	17,663	13,499
	29.3%	28.2%
Operating expenses, depreciation and amortization	15,322	12,288
Operating income	$2,341	$1,211

Net income	$917	$668

     Revenue. Revenue for the nine months ended September 30, 2010, was $60.3 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the nine months ended September 30, 2009 was approximately $47.9 million. The increase was due primarily to the acquisition of WBS Connect which occurred on December 16, 2009 and new sales activities, including sales novations.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the nine months ended September 30, 2010, were $42.6 million and $17.7 million, respectively. For the nine months ended September 30, 2009, cost of revenue and gross margin were $34.4 million and $13.5 million, respectively. The increase in cost of revenue and gross margin during the nine months ended September 30, 2010, is due to the WBS Connect acquisition and new sales activities, including sales novations.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $15.3 million and $12.3 million for the nine months ended September 30, 2010 and 2009, respectively. The primary cause of the increase in expense is the increase in selling general and administrative (SG&A) expenses and depreciation and amortization expenses as a result of the WBS Connect acquisition and new sales activities, including sales novations. These changes are illustrated in the table below (amounts in thousands):

	Nine Months Ended September 30,
	2010	2009
Selling, general and administrative expenses (excluding noncash compensation)	$12,713	$10,521
Noncash compensation	504	420
Amortization of intangible assets	1,423	1,002
Depreciation	682	345

Totals	$15,322	$12,288

Liquidity and Capital Resources
Debt
     The following summarizes the debt activity of the Company during the nine months ended September 30, 2010 (amounts in thousands):

			Convertible Notes	Subordinated	Promissory Note /
	Total Debt	Notes Payable	Payable	Notes	Capital Lease	Line of Credit	Term Loan
Debt obligation as of December 31, 2009	$12,707	$4,000	$4,796	$—	$833	$3,078	$—
Subordinated notes issuance	1,546	—	—	1,546	—	—	—
Draw on senior secured credit facility	969	—	—	—	—	969	—
WBS promissory note repayment	(250)	—	—	—	(250)	—	—
Principal payments on capital lease	(253)	—	—	—	(253)	—	—
Repayment of notes payable	(7,146)	(4,000)	(3,146)	—	—	—
Issuance of term loan	10,000	—	—	—	—	—	10,000

Debt obligation as of September 30, 2010	$17,573	$—	$1,650	$1,546	$330	$4,047	$10,000

     On November 12, 2007, the holders of the $4.0 million of notes payable due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, 50% of all interest accrued during 2008 and 2009 was payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest is payable on December 31, 2010.
     In December 2009, the Company and Silicon Valley Bank entered into a Second Amended and Restated Credit Facility (the “Restated Credit Facility”). Under the terms of the Restated Credit Facility, the Company’s revolving line of credit was increased to a maximum amount of $5.0 million, with the actual amount available being based on criteria related to the Company’s accounts receivable in the United States (but not to exceed $3.4 million with respect to the United States receivables) and on criteria related to the Company’s accounts receivable in Europe (but not to exceed $2.0 million with respect to the European receivables). The Restated Credit Facility had a 364-day term.
     On September 30, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a term loan facility of $10 million (the “Term Loan”), and a revolving line of credit facility, which replaced the Second Amended and Restated Credit Facility, in the aggregate principal amount of up to $5 million (the “Line of Credit”). The Loan Agreement contains customary representations and warranties of the Borrower and customary events of default. The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the Loan Agreement. The availability under the Line of Credit is calculated during any month as a percentage of eligible accounts receivable and is subject to certain conditions, including the continued accuracy of the Company’s representations, warranties and covenants. The Term Loan matures on September 30, 2015. The Company shall repay the Term Loan in sixty equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2%. The Line of Credit matures on September 29, 2012. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to the Bank’s prime rate plus 1%. The Company had approximately $4.0 million outstanding on the Line of Credit at September 30, 2010.
     On September 30, 2010, proceeds from the Term Loan were used to repay the Company’s $4.0 million of notes payable and $3.1 million of convertible notes payable, both due December 31, 2010, as well as $1.5 million in interest accrued on the notes payable and convertible notes.

     The holders of the convertible notes payable (“December 2010 Notes”) can convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company has the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes include protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The December 2010 Notes are subordinate to any future credit facility entered into by the Company, up to an amount of $4.0 million. The Company has agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.
     As of September 30, 2010, the December 2010 Notes balance was $1.7 million. The total includes notes totaling $1.5 million due to a related party, Universal Telecommunications, Inc. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm.
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
     The proceeds of the Units Offering were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of September 30, 2010.
     As part of the WBS Connect acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments and payable in full by October 2010. The Company paid the $0.3 million in subordinated seller notes in full and has approximately $0.3 million outstanding in capital lease obligations as of September 30, 2010.
Liquidity Assessment
     Cash used in operating activities for the nine months ended September 30, 2010 was $3.3 million, driven primarily by the reduction of approximately $4.4 million in accounts payable, accrued expenses and other current liabilities assumed in the WBS Connect acquisition and payment of upfront cash to be applied as a recoverable draw on commissions of approximately $3.0 million, offset by net income excluding non-cash expenditures. Cash provided by operating activities for the nine months ended September 30, 2009, was $0.9 million.
     Cash generated from financing activities was approximately $5.8 million for the nine months ended September 30, 2010, driven primarily by the net impact of the refinancing transaction with Silicon Valley Bank in September 2010 and net proceeds from the Units Offering. Cash flows from financing activity was zero for the nine months ended September 30, 2009.
     As a global network integrator, the Company typically has very low levels of capital expenditures, especially when compared to infrastructure-owning traditional telecommunications competitors. The Company’s capital expenditures are predominantly related to the maintenance of computer facilities, office fixtures and furnishings, and are very low as a proportion of revenue. However, from time to time, the Company may require capital investment as part of an executed service contract that would typically consist of significant multi-year commitments from the customer. Additionally, the Company’s recurring cost structure is somewhat variable and provides the Company’s management an ability to manage costs as appropriate.
     Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents, the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations. The Company’s current planned cash requirements for 2010 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.
     The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for the next twelve months, including the scheduled repayment, of indebtedness pursuant to the Silicon Valley Bank Term Loan and remaining convertible notes due December 31, 2010. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2010, the Company had interest expense, net of income, of approximately $1.1 million. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     Approximately 25% of the Company’s revenues for the nine months ended September 30, 2010, are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our condensed consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three and nine months ended September 30, 2010.
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
     The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II – Other Information
ITEM 1. LEGAL PROCEEDINGS
     As of September 30, 2010, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
ITEM 1A. RISK FACTORS
     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem to be immaterial or which are similar to those faced by other companies in this industry or business in general, may also affect our business, financial condition and/or operating results. If any of these risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have materially changed other than as set forth below.
Risks Relating to Our Business and Operations
We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.
     Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of September 30, 2010, we had approximately $7.8 million in cash and cash equivalents and current liabilities $11.5 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements, and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, certain promissory notes that we have issued contain anti-dilution provisions related to their conversion into our common stock. The issuance of new equity securities or convertible debt securities could trigger an anti-dilution adjustment pursuant to these promissory notes, and our existing stockholders would suffer dilution if these notes are converted into shares of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2015, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests.
We depend on several large customers, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
     For the nine months ended September 30, 2010, our five largest customers accounted for approximately 19% of our total service revenues. If we were to lose one or more of our large clients, or if one or more of our large clients were to reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
     Our business is characterized by long sales cycles, which are often in the range of 45 days or more, between the time a potential customer is contacted and a customer contract is signed. Furthermore, once a customer contract is signed, there is typically an extended period of 30 to 120 days before the customer actually begins to use the services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer, which investment may not result in near term, if any, revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenues in a timely manner, our operating results could be materially and adversely affected.
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
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the nine months ended September 30, 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
     These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this filing, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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
Risks Relating to Our Indebtedness
Our failure to comply with covenants in our Loan Agreement could result in our indebtedness being immediately due and payable and the loss of our assets.
     Pursuant to the terms of our Loan Agreement with Silicon Valley Bank we have pledged substantially all of our assets to the lender as security for our payment obligations under the Loan Agreement. If we fail to pay any of our indebtedness under this Loan Agreement when due, or if we breach any of the other covenants in the Loan Agreement including certain financial tests and ratios, it may result in one or more events of default. An event of default under our Loan Agreement would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.
Covenants in our Loan Agreement and outstanding notes, and in any future debt agreement, may restrict our future operations.
The indenture governing the notes and the Loan Agreement will impose financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand our business, finance our operations and engage in other business activities that may be in our interest. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and restrictions that limit our ability and that of our subsidiaries to, among other things:
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
As of September 30, 2010 our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:
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
     At September 30, 2010, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. We also have outstanding approximately $1.7 million in principal amount of promissory convertible notes due in December 2010 that are convertible into common stock at a conversion price of $1.70 per share. The common stock underlying the warrants and the convertible notes have been registered for sale under the Securities Act or are entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If and to the extent these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.
The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
     Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of September 30, 2010, funds associated with Cannell Capital LLC owned 3,734,381 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2010 without taking into account their unexercised warrants, these funds would beneficially own approximately 22.2% of our common stock. In addition, as of September 30, 2010, our executive officers, directors and affiliated entities together beneficially owned common stock, without taking into account their unexercised and unconverted warrants, options and convertible notes, representing approximately 35% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: November 12, 2010