Form 10-K
period 2010-12-31
Global Telecom & Technology, Inc.
filed 2011-03-11
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (7,077,710 shares) based on the $0.96 closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2010, was $6,794,602. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2011 there were outstanding 18,656,754 shares of the registrant’s common stock, par value $.0001 per share.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Global Telecom & Technology, Inc., with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, Global Telecom & Technology, Inc., which we refer to as “we”, “us” or “our” and in some cases, “GTT” or the “Company”, also provides forward-looking statements in other materials GTT releases to the public or files with the United States Securities & Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consider any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause GTT’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	our ability to obtain capital to grow our business;

•	technological developments and changes in the industry;

•	our ability to complete acquisitions or divestures and to integrate any business or operation acquired;

•	general economic conditions.

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

Unless the context otherwise requires, when we use the words ‘‘the Company,” “GTT,” “we”, “us,” or “our Company” in this Form 10-K, we are referring to Global Telecom & Technology, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Global Telecom & Technology, Inc.

PART I

ITEM 1.	BUSINESS

Background

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global telecommunications carrier and leading network integrator serving the data communications needs of large enterprise, government and carrier clients in over 80 countries. We combine our own network assets with the networks of over 800 suppliers worldwide to deliver cost-effective, scalable solutions supporting each client’s unique requirements. Through our proprietary Client Management Database (CMD), GTT provides streamlined service design and quotation, rapid service implementation, and global 24x7 monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf, and Denver.

Our Customers

As of December 31, 2010, our customer base was comprised of over 700 businesses. For the year ended December 31, 2010, no single customer accounted for more than 5% of our total consolidated revenues. Our five largest customers accounted for approximately 19% of consolidated revenues during the same period.

We provide services in over 80 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.

For the year ended December 31, 2010, approximately 76% of our revenue was attributable to our operations based in the United States, 15% was attributable to operations based in the United Kingdom, and 9% was attributable to operations based in Germany.

Our customer contracts for network services and support are generally for initial terms of one to three years, with some contracts calling for terms in excess of five years. Following the initial terms, these agreements typically provide for renewal automatically for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically require full recovery of any amounts due for the remainder of the term (or at a minimum, our liability to the underlying suppliers).

Our Suppliers and Network

As of December 31, 2010, we had over 800 supplier relationships worldwide from which we source bandwidth and other services and combine our own network assets to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts.

GTT’s network has deployed assets in North America and Europe to provide Dedicated Internet Access and Ethernet Transport services. GTT’s network has connectivity in all major U.S. hubs and major European cities, established Ethernet hubs with various carriers, multiple high speed connections to Tier 1 IP providers, highly competitive rates, and “on-net” provisioning time which results in faster deployment and installation.

Our supplier management teams work with our suppliers to acquire updated pricing and network asset information and negotiate purchase agreements when appropriate. In some cases, we have electronic interfaces into our suppliers’ pricing systems to provide our customers with real time pricing updates. Our supplier management teams are constantly seeking out strategic partnerships with new carriers, negotiating favorable terms on existing contracts, and looking to expand each supplier’s product portfolio. These partnerships are reflected in long-term contracts, commonly referred to as Master Service Agreements. All of these efforts are aimed at providing greater choice, flexibility, and cost savings for our customers. We are committed to using high-quality suppliers, and our supplier management teams continually monitor supplier performance.

Sales and Marketing

Because our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We therefore sell our services largely through a direct sales force located across the globe, as well as strong agent channel relationships, with principal concentration in the United States, the United Kingdom, and Germany. Most of our sales representatives have many years of experience in selling to multinational corporations, enterprises, service providers, and carriers. We also employ sales engineers to provide presales support to our sales representatives. The average sales cycle can be as little as two to six weeks for existing customers and three to six months or longer for new customers with complicated service requirements.

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

Customer operations include project management and development of our CMD system. The global project management team assures the successful implementation of customer services after the sale. A project manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed.

Network operations and engineering is comprised of the global Network Operations Center (“NOC”), Engineering and Information and Communications Technology (“ICT”). The NOC receives, prioritizes, tracks, and resolves network outages or other customer needs, along with provisioning and testing of new services. Engineering provides support for the NOC and the sales team, as well as carrying out all provisioning for services utilizing GTT’s owned network assets (GTT Network Services). ICT manages all internal desktop, and network and server infrastructure.

Competition

Our competition consists primarily of traditional, facilities-based providers, including companies that provide network connectivity and internet access principally within one continent or geographical region, such as Level 3, Qwest, KPN, XO, Comcast Communications, and COLT. We also compete against carriers who provide network connectivity on a multi-continent, or global basis, such as Verizon Business, AT&T, British Telecom, NTT and Deutsche Telekom.

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

Employees

As of December 31, 2010, we had a total of 81 employees.

Executive Officers

Our executive officers and their respective ages and positions as of March 11, 2011 are as follows:

H. Brian Thompson, 72, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer from January 2005 to October 2006 and from February 2007 to May 2007. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson was Chairman and CEO of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998, and became Vice Chairman of the board for Qwest until his resignation in December 1998. He previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI, was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. Mr. Thompson currently serves as a member of the board of directors of Axcelis Technologies, Inc, ICO Global Communications (Holdings) Ltd, Penske Automotive Group, and Sonus Networks, Inc., and is a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson holds a Master of Business Administration from Harvard Business School, and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Richard D. Calder, Jr., 47, has served as our President, Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006 Mr. Calder served as President & Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder co-founded Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Mr. Calder previously held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.

Eric Swank, 43, has served as our Chief Financial Officer since February 2009. Prior to joining us, Mr. Swank served as the Treasurer and Senior Vice President of Finance at Mobile Satellite Ventures (now Light Squared), a Reston, Virginia-based developer and supplier of mobile satellite communications services from November 2001 to April 2008. From 1994 to 2001, Mr. Swank served in various positions, including Director, Corporate Development and Investor Relations, and Vice President, Corporate Planning and Investor Relations, at Motient Corporation (now TerreStar Corporation), a publicly-held, Reston, Virginia-based integrated mobile satellite and terrestrial communications network provider. Prior to joining Motient, from 1989 to 1994, Mr. Swank served as Director, Operations and Manager, Business Development for C-Tec Corporation, a diversified telecommunications holding company organized to hold Commonwealth Telephone Inc. and other non-regulated telecommunications businesses. Mr. Swank received a Bachelor’s degree in Finance from King’s College.

Chris McKee, 43, has served as our General Counsel and Secretary since May 2008. Prior to joining us, Mr. McKee served as the Vice President and General Counsel of StarVox Communications, Inc. from June, 2007 to April 2008. From 2005 to 2007, Mr. McKee was the Vice President and Assistant General Counsel of Covad Communications Group Inc., a publicly held San Jose, California-based broadband provider of integrated voice and data communications nationwide. Prior to joining Covad, from 2002 to 2005, Mr. McKee served as Executive Director of Legal and Regulatory Affairs for XO Communications, Inc., a publicly held Reston, Virginia-based broadband provider of integrated voice and data communications nationwide. Mr. McKee previously, from 1998 to 2002, served as Deputy General Counsel of Net2000 Communications Inc., a publicly traded Herndon, Virginia-based telecommunications services provider. Prior to that, from 1994 to 1998, Mr. McKee was an associate at Washington, D.C.-based law firms Dickstein Shapiro LLP and Dow Lohnes PLLC. Mr. McKee received a Bachelor’s degree from Colby College and a Juris Doctor from Syracuse University.

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

Risks Relating to Our Business and Operations

We depend on several large customers, and the loss of one or more of these customers, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.

For the year ended December 31, 2010, our five largest customers accounted for approximately 19% of our total service revenues. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of December 31, 2010, we had approximately $6.6 million in cash and cash equivalents and current liabilities $10.3 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2015, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the years ended December 31, 2010 and 2009, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

In addition, our ability to complete acquisitions may depend, in part, on our ability to finance these acquisitions, including both the costs of the acquisition and the cost of the subsequent integration activities. Our ability may be constrained by our cash flow, the level of our indebtedness, restrictive covenants in the agreements governing our indebtedness, conditions in the securities and credit markets and other factors, most of which are generally beyond our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete such acquisitions, thereby reducing our liquidity. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Thus, the financial impact of future acquisitions, including the costs to pursue acquisitions that do not ultimately close, could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

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

In addition, any determination that we, including companies that we have acquired, have violated applicable regulatory requirements could result in material fines, penalties, forfeitures, interest or retroactive assessments. For example, a determination that we have not paid all required universal service fund contributions could result in substantial retroactive assessment of universal service fund contributions, together with applicable interest, penalties, fines or forfeitures.

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

Pursuant to the terms of our Loan Agreement with Silicon Valley Bank we have pledged substantially all of our assets to the lender as security for our payment obligations under the Loan Agreement. If we fail to pay any of our indebtedness under this Loan Agreement when due, or if we breach any of the other covenants in the Loan Agreement, it may result in one or more events of default. An event of default under our Loan Agreement would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.

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

As of December 31, 2010, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of December 31, 2010, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. The common stocks underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,294,829 shares of our common stock and 699,750 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on December 31, 2010 without taking into account their unexercised warrants, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of December 31, 2010, funds associated with Cannell Capital LLC owned 3,734,381 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on December 31, 2010 without taking into account their unexercised warrants, these funds would beneficially own approximately 21% of our common stock. In addition, as of December 31, 2010, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 10% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange, including the NASDAQ National Market System. It is quoted on the less recognized Over-the-Counter Bulletin Board. This factor, in addition to the concentrated ownership of our capital stock, may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

The Company is not currently subject to any material legal proceedings. From time to time, however, we or our operating companies may be party to other various legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position, consolidated results of operations or cash flows. However, we cannot provide assurance that any adverse outcome would not be material to our consolidated financial position or consolidated results of operations or cash flows.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol GTLT, and our Class Z warrants trade under the symbol GTLTZ. At March 11, 2011, we had outstanding 18,290,254 shares of our common stock and 12,090,000 Class Z Warrants. On April 10, 2010, our Class W Warrants of 12,090,000 expired at 5:00pm, New York City time.

The Class Z warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. The Class Z warrants will expire at 5:00 p.m., New York City time, on April 10, 2012, or earlier upon redemption. The trading of our securities, especially our Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the SEC.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low bid information of our common stock, warrants, and units as reported on the Over-the-Counter Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	Common Stock		Class Z Warrants
	High	Low	High	Low

2009
First Quarter	$0.50	$0.36	$0.01	$0.01
Second Quarter	$1.40	$0.62	$0.06	$0.00
Third Quarter	$1.44	$1.26	$0.06	$0.01
Fourth Quarter	$1.25	$0.95	$0.03	$0.01
2010
First Quarter	$1.34	$0.90	$0.04	$0.02
Second Quarter	$1.32	$0.96	$0.04	$0.02
Third Quarter	$1.32	$0.82	$0.02	$0.01
Fourth Quarter	$1.30	$0.95	$0.01	$0.01

As of March 11, 2011 there were approximately 15 holders of record of our Class Z warrants.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company

The following discussion and analysis should be read together with the Company’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Notes Regarding Forward-Looking Statements” on page 1 hereof, which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.

Overview

GTT is a global telecommunications carrier and leading network integrator serving the data communications needs of large enterprise, government and carrier clients in over 80 countries. We combine our own network assets with the networks of over 800 suppliers worldwide to deliver cost-effective, scalable solutions supporting each client’s unique requirements. Through our proprietary Client Management Database (CMD), GTT provides streamlined service design and quotation, rapid service implementation, and global 24x7 monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf, and Denver.

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of December 31, 2010, our customer base was comprised of over 700 businesses. Our five largest customers accounted for approximately 19% of consolidated revenues during the year ended December 31, 2010.

Costs and Expenses

The Company’s cost of revenue consists almost entirely of the costs for procurement of services associated with customer services. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overheads included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2010, the Company had 81 employees and employment costs comprised approximately 13% of total operating expenses for the year ended December 31, 2010.

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

These disputes with suppliers generally fall into four categories: pricing errors, network design, start of service date or disconnection errors, and taxation and regulatory surcharge errors. In the instances where the billed amount exceeds the applicable contractual rate the Company does not accrue the full face amount of obvious billing errors in accounts payable because to do so would present a misleading and confusing picture of the Company’s current liabilities by accounting for liabilities that are erroneous based upon a detailed review of objective evidence. If the Company ultimately pays less than the corresponding accrual in resolution of an erroneously over-billed amount, the Company recognizes the resultant decrease in cost of revenue in the period in which the resolution is reached. If the Company ultimately pays more than the corresponding accrual in resolution of an erroneously billed amount, the Company recognizes the resultant cost of revenue increase in the period in which the resolution is reached and during which period the Company makes payment to resolve such account.

Although the Company disputes erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. As of December 31, 2010, the Company had $1.9 million in billing errors disputed with suppliers, for which we have accrued $0.7 million in liabilities.

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

Goodwill and Intangible Assets

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by the Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (formerly Statement of Financial Accounting Standards “SFAS” No. 142). ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

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

The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2010 and 2009 and concluded that no impairment existed.

Intangible assets are assets that lack physical substance, and are accounted for in accordance with ASC Topic 350 and ASC Topic 360, Impairment or Disposal of Long-Lived Assets (formerly SFAS 144). ASC Topic 360 provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2010 and 2009, the Company tested their intangible assets and concluded that no impairment existed.

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

We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s federal tax returns for 2006, 2007, 2008 and 2009 are still open. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

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

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards. The Company accounts for non-employee share-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18).

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

Results of Operations of the Company

Fiscal Year Ended December 31, 2010 compared to Fiscal Year Ended December 31, 2009

Overview.  The financial information presented in the table below comprises the audited consolidated financial information of the Company for the years ended December 31, 2010 and 2009 (amounts in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Revenue
Telecommunications services sold	$81,075	$64,221
Operating expenses:
Cost of telecommunications services provided	57,022	45,868
Selling, general and administrative expense	18,021	14,684
Restructuring costs, employee termination and non- recurring items	—	641
Depreciation and amortization	2,791	1,733

Total operating expenses	77,834	62,926

Operating income	3,241	1,295
Other income (expense):
Interest expense, net	(1,407)	(849)
Other income (expense), net	(368)	24

Total other income (expense)	(1,775)	(825)

Income before income taxes	1,466	470
Provision for income taxes	96	16

Net income	$1,370	$454

Earnings per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted average shares:
Basic	16,740,882	15,268,826
Diluted	16,971,396	15,470,763

Revenues.  The table below presents the components of revenues for the years ended December 31, 2010 and 2009:

Geographical Revenue	2010	2009

United States	76%	58%
United Kingdom	15%	29%
Germany	9%	13%

Totals	100%	100%

The shift in Revenue geographically is the result of the acquisition of WBS Connect which occurred on December 16, 2009 and the sales novations in the third quarter of 2010, both of which had predominantly US-based Revenues.

Total revenue increased $16.9 million, or 26%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the over 400 new customers from the acquisition of WBS Connect which occurred on December 16, 2009 and new sales activities in the third quarter of 2010, including sales novations.

Costs of Service.  Total costs of service increased $11.2 million, or 24%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the WBS Connect acquisition and new sales activities in the third quarter of 2010, including sales novations. As part of the WBS Connect acquisition, GTT added WBS Connect’s network infrastructure assets with over 60 points of presence and a substantial increase in services to provide our new customers.

Selling, General and Administrative Expenses.  SG&A increased $3.3 million, or 23% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due primarily to the WBS Connect acquisition and new sales activities in the third quarter of 2010, including sales novations, which resulted in an increase in agent commission expenses.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.1 million, or 61%, to $2.8 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was due primarily to the WBS Connect acquisition in which GTT added WBS Connect’s network infrastructure assets with over 60 points of presence.

Interest Expense.  Interest expense increased $0.6 million, or 66%, to $1.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily due to additional debt assumed and incurred in connection with the WBS Connect acquisition.

Liquidity and Capital Resources (amounts in thousands)

	December 31,	December 31,
	2010	2009

Cash and cash equivalents and short-term investments	$6,562	$5,548
Debt	$14,265	$12,707

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents, the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for 2011. The Company’s current planned cash requirements for 2011 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next twelve months, including the scheduled repayment of indebtedness pursuant to the Silicon Valley Bank Term Loan. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

Operating Activities.  Net cash used in operating activities was $2.2 million for the year ended December 31, 2010, driven primarily by the reduction of approximately $7.0 million in accounts payable, accrued expenses and other current liabilities assumed in the WBS Connect acquisition, and payment of upfront cash to be applied as a recoverable draw on commissions of approximately $3.0 million, offset by net income excluding non-cash expenditures.

During 2010 and 2009, we made cash payments for interest totaling $0.6 million and $0.3 million, respectively. The increase in interest payments was a result of the term loan that was issued during the third quarter of 2010.

Investing Activities.  Net cash used in investing activities decreased to $0.2 million for the year ended December 31, 2010 as compared to $4.1 million for the year ended December 31, 2009. The decrease was primarily due to the purchase of WBS Connect in December 2009. The $0.2 million in investing activities for the year ended December 31, 2010 consists primarily of capital expenditures.

Financing Activities.  Net cash provided by financing activities increased to $3.5 million for the year ended December 31, 2010 as compared to $3.1 million for the year ended December 31, 2009. This increase was due to the issuance of a new term loan and subordinate notes in the third and fourth quarter of 2010, respectively.

Effect of Exchange Rate Changes on Cash.  Effect of Exchange Rate Changes decreased $0.5 million to $0.1 million for the year ended December 31, 2010 as compared to an effect of $0.6 million for the year ended December 31, 2009, due primarily to cash balances denominated in currencies that weakened against the US Dollar during 2010 as well as impacts to the Company’s current assets and liabilities denominated in currencies that weakened against the US Dollar.

Debt

The following summarizes the debt activity of the Company for the year ended December 31, 2010 (amounts in thousands):

					Promissory		Convertible
			Line of	Subordinated	Note/Capital	Notes	Notes
	Total Debt	Term Loan	Credit	Notes	Lease	Payable	Payable

Debt obligation as of December 31, 2009	$12,707	$—	$3,078	$—	$833	$4,000	$4,796
Subordinated notes issuance	2,183	—	—	2,183	—	—	—
Net repayment on senior secured credit facility	(740)	—	(740)	—	—	—	—
WBS promissory note repayment	(250)	—	—	—	(250)	—	—
Principal payments on capital lease	(339)	—	—	—	(339)	—	—
Issuance of term loan	10,000	10,000	—	—	—	—	—
Repayment of term loan	(500)	(500)	—	—	—	—	—
Retirement of notes payable	(8,796)	—	—	—	—	(4,000)	(4,796)

Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$2,183	$244	$—	$—

Term Loan and Line of Credit

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

On September 30, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a term loan facility of $10 million (the “Term Loan”), and a revolving line of credit facility, which replaced the Second Amended and Restated Credit Facility, in the aggregate principal amount of up to $5 million (the “Line of Credit”). The Loan Agreement contains customary representations and warranties of the Borrower and customary events of default. The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the Loan Agreement. The availability under the Line of Credit is calculated during any month as a percentage of eligible accounts receivable and is subject to certain conditions, including the continued accuracy of the Company’s representations, warranties and covenants. The Term Loan matures on September 30, 2015. The Company shall repay the Term Loan in sixty equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2%. The Company had $9.5 million outstanding on the Term Loan as of December 31, 2010. The Line of Credit matures on September 29, 2012. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to the Bank’s prime rate plus 1%. The Company had $2.3 million outstanding on the Line of Credit at December 31, 2010. On November 12, 2007, the holders of the $4.0 million of notes payable due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, 50% of all interest accrued during 2008 and 2009 was payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest was payable on December 31, 2010.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2012 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company. Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012. The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum. Accrued but unpaid interest will be payable on February 8, 2011 and 2012.

The proceeds from the February 2012 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of December 31, 2010

On December 31, 2010, the Company completed a financing transaction in which it issued 212 Units, valued at $10,000 per unit (“December 2013 Units”). Each unit consisted of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of the Company’s subordinated promissory notes due December 31, 2013. The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. In total, the Company issued 1,060,000 shares of the Company’s common stock and $1.1 million in principal amount of subordinated promissory notes.

As of December 31, 2010, the subordinated notes payable had a balance of $2.2 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note and Capital Lease

As part of the WBS Connect acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments and payable in full by October 2010. The Company paid the $0.3 million in subordinated seller notes in full and has approximately $0.3 million outstanding in capital lease obligations as of December 31, 2010.

Notes Payable and Convertible Notes Payable

The holders of the convertible notes payable (“December 2010 Notes”) had the right to convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company had the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes included protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The Company had agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.

On September 30, 2010, proceeds from the Term Loan were used to repay the Company’s $4.0 million of notes payable and $3.1 million of the December 2010 Notes, both due December 31, 2010, as well as $1.5 million in interest accrued on the notes payable and convertible notes.

The December 2013 Units were issued in exchange for the repayment obligation created by the maturity of the December 2010 Notes. The amount of the repayment obligation was equal to the outstanding principal amount (valued at face value) of $1.6 million and accrued but unpaid interest of $0.5 million. Since this was a cashless exchange, there were no cash proceeds to the Company. The December 2010 Notes involved in the exchange were held by Universal Telecommunications, Inc., which is an affiliate of H. Brian Thompson, Howard E. Janzen and Theodore B Smith, III. Messrs. Thompson, Janzen and Smith are members of the Company’s Board of Directors. Given these relationships, the exchange and the terms of the December 2013 Units were reviewed and approved by an independent committee of our Board of Directors.

Contractual Obligations and Commitments

As of December 31, 2010, the Company had total contractual obligations of approximately $52.1 million. Of these obligations, approximately $38.6 million, or 74% are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors through 2015. The Company generally tries to structure its contracts so the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, the Company will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.

Approximately $11.7 million, or 23%, of the total contractual obligations are associated with subordinated promissory notes and a term loan which mature between 2012 and 2015.

Operating leases amount to $1.8 million, or 3% of total contractual obligations, which consist of building and vehicle leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the year ended December 31, 2010 and 2009, the Company had interest expense, net of income, of approximately $1.4 million and $0.8 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 24% of the Company’s revenues for the year ended December 31, 2010 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and internal control over financial reporting.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.
3	.2(1)	Amended and Restated Bylaws dated October 15, 2006.
4	.1(4)	Specimen of Common Stock Certificate of the Company.
4	.2(4)	Specimen of Class W Warrant Certificate of the Company.
4	.3(4)	Specimen of Class Z Warrant Certificate of the Company.
4	.4(3)	Unit Purchase Option granted to HCFP/Brenner Securities LLC.
4	.5(3)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.5(3)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.
10	.6(1)	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10	.8(1)	Form of Lock-up letter agreement entered into by the Registrant and the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.9(4)	2006 Employee, Director and Consultant Stock Plan, as amended. On November 30, 2006, the Plan was amended to (i) change the termination date to May 21, 2016 and (ii) reflect the Company’s new corporate name.
10	.10(2)	Form of Registration Rights Agreement.
10	.11(1)	Form of Promissory Note issued to the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10	.12(5)	Note Amendment Agreement entered into by the Registrant and the former stockholders of Global Internetworking, Inc., dated November 13, 2007.
10	.13(6)	Form of Stock Option Agreement.
10	.14(6)	Form of Restricted Stock Agreement.
10	.15(7)	Separation Agreement for D. Michael Keenan, dated February 23, 2007.
10	.16(8)	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10	.17(5)	Form of Exchange Agreement entered into by the Registrant and certain holders of promissory notes.
10	.18(5)	Form of 10% Convertible Unsecured Subordinated Promissory Note.
10	.19(9)	Loan and Security Agreement entered into by the Registrant, its subsidiary Global Telecom & Technology Americas, Inc. and Silicon Valley Bank, dated March 17, 2008.
10	.20(10)	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.

Exhibit
Number		Description of Document

10	.21(11)	Employment Agreement for Eric A. Swank, dated February 2, 2009.
10	.22(12)	Amended and Restated Loan and Security Agreement, dated June 16, 2009, between Silicon Valley Bank, Global Telecom & Technology, Inc. and Global Telecom & Technology Americas, Inc.
10	.23(13)	Purchase Agreement, dated as of November 3, 2009, by and among Global Telecom & Technology Americas, Inc., GTT-EMEA, Limited, WBS Connect, LLC, TEK Channel Consulting, LLC, WBS Connect Europe Ltd., Scott Charter and Michael Hollander.
10	.24(14)	Amendment, dated December 16, 2009, to the Purchase Agreement, dated as of November 2, 2009, by and among Global Telecom & Technology Americas, Inc., GTT-EMEA, Limited, WBS Connect, LLC, TEK Channel Consulting, LLC, WBS Connect Europe Ltd., Scott Charter and Michael Hollander.
10	.25(14)	Waiver, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc.
10	.26(14)	Promissory Note, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc. in favor of Scott Charter.
10	.27(14)	Promissory Note, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc. in favor Michael Hollander.
10	.28(14)	Guaranty, dated December 16, 2009, between Global Telecom & Technology, Inc. and Scott Charter.
10	.29(14)	Guaranty, dated December 16, 2009, between Global Telecom & Technology, Inc. and Michael Hollander.
10	.30(14)	Second Amended and Restated Loan and Security Agreement, dated December 16, 2009, between Silicon Valley Bank, Global Telecom & Technology, Inc., Global Telecom & Technology Americas, Inc., WBS Connect, LLC and GTT-EMEA, Ltd.
10	.31(14)	Amended and Restated Unconditional Guaranty, dated December 16, 2009, executed by TEK Channel Consulting, LLC and GTT Global Telecom Government Services, LLC in favor of Silicon Valley Bank
10	.32(14)	GTT-EMEA, Ltd. Debenture in favor of Silicon Valley Bank.
10	.33(15)	Asset Purchase Agreement, dated December 31, 2009, by and among Capital Growth Systems, Inc., Global Capacity Group, Inc., Global Capacity Direct, LLC (f/k/a Vanco Direct USA, LLC) and Global Telecom & Technology Americas, Inc.
10	.34(16)	Form of Promissory Note of Global Telecom & Technology, Inc. due February 8, 2012.
10	.35(16)	Form of Note Amendment No. 2, dated as of January 14, 2010, by and between Global Telecom & Technology, Inc. and each holder of Global Telecom & Technology’s 10% promissory notes due December 31, 2010 and issued in October 2006.
10	.36(16)	Note Amendment effective as of January 14, 2010, by and among Global Telecom & Technology, Inc. and the holders of Global Telecom & Technology’s 10% promissory notes due December 31, 2010 and issued in November 2007.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of J.H. Cohn LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed October 19, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 30, 2006, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed November 14, 2006 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed November 14, 2007 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed April 17, 2007, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed May 10, 2007, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 20, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed August 4, 2008, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 5, 2009, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Form 8-K filed June 22, 2009, and incorporated herein by reference

(13)	Previously filed as an exhibit to the Registrant’s Form 8-K filed June 22, 2009, and incorporated herein by reference

(14)	Previously filed as an exhibit to the Registrant’s Form 8-K filed December 22, 2009, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Form 8-K filed January 6, 2010, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Form 8-K filed February 12, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: March 11, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 11, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Telecom & Technology, Inc.

We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
March 11, 2011

Global Telecom & Technology, Inc.

Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$6,562	$5,548
Accounts receivable, net	5,787	9,389
Deferred contract costs	536	454
Prepaid expenses and other current assets	1,105	937

Total current assets	13,990	16,328
Property and equipment, net	1,674	2,235
Intangible assets, net	5,732	7,613
Other assets	3,519	429
Goodwill	29,046	29,156

Total assets	$53,961	$55,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,279	$12,204
Accrued expenses and other current liabilities	6,831	11,372
Short-term debt	2,245	12,463
Deferred revenue	5,898	6,112

Total current liabilities	24,253	42,151
Long-term debt	12,020	244
Deferred revenue and other long-term liabilities	605	352

Total liabilities	36,878	42,747

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 17,880,254 and 15,472,912 shares issued and outstanding as of December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	61,497	58,710
Accumulated deficit	(44,129)	(45,499)
Accumulated other comprehensive loss	(287)	(199)

Total stockholders’ equity	17,083	13,014

Total liabilities and stockholders’ equity	$53,961	$55,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Revenue
Telecommunications services sold	$81,075	$64,221
Operating expenses:
Cost of telecommunications services provided	57,022	45,868
Selling, general and administrative expense	18,021	14,684
Restructuring costs, employee termination and non-recurring items	—	641
Depreciation and amortization	2,791	1,733

Total operating expenses	77,834	62,926

Operating income	3,241	1,295
Other income (expense):
Interest expense, net	(1,407)	(849)
Other income (expense), net	(368)	24

Total other income (expense)	(1,775)	(825)

Income before income taxes	1,466	470
Provision for income taxes	96	16

Net income	$1,370	$454

Earnings per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted average shares:
Basic	16,740,882	15,268,826
Diluted	16,971,396	15,470,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2008	14,942,840	$1	$57,584	$(45,953)	$498	$12,130
Share-based compensation for options issued	—	—	169	—	—	169
Share-based compensation for restricted stock issued	443,115	1	381	—	—	382
Share-based compensation for restricted stock issued related to WBS acquisition	86,957	—	100	—	—	100
Shares to be issued related to WBS acquisition	—	—	476	—	—	476
Comprehensive income (loss)
Net income	—	—	—	454	—	454
Change in accumulated foreign currency gain on translation	—	—	—	—	(697)	(697)

Comprehensive loss						(243)

Balance, December 31, 2009	15,472,912	2	58,710	(45,499)	(199)	13,014
Share-based compensation for options issued	—	—	171	—	—	171
Share-based compensation for restricted stock issued	417,682	—	473	—	—	473
Common shares issued in February 2010 units offering, net of refund	925,660	—	1,139	—	—	1,139
Stock options exercised	4,000	—	1	—	—	1
Shares issued in connection with December 2010 units offering	1,060,000	—	1,279	—	—	1,279
Cancellation of shares to be issued related to WBS Connect acquisition	—	—	(276)	—	—	(276)
Comprehensive income (loss)
Net income	—	—	—	1,370	—	1,370
Change in accumulated foreign currency loss on translation	—	—	—	—	(88)	(88)

Comprehensive income						1,282

Balance, December 31, 2010	17,880,254	$2	$61,497	$(44,129)	$(287)	$17,083

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net income	$1,370	$454
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2,791	1,733
Shared-based compensation	644	551
Changes in operating assets and liabilities:
Accounts receivable, net	3,310	3,191
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	(265)	1,905
Other assets	(3,120)	459
Accounts payable	(2,981)	(6,676)
Accrued expenses and other current liabilities	(3,988)	558
Deferred revenue and other long-term liabilities	51	(812)

Net cash (used in) provided by operating activities	(2,188)	1,363

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3,711)
Purchases of property and equipment	(186)	(389)

Net cash used in investing activities	(186)	(4,100)

Cash flows from financing activities:
WBS promissory note repayment	(250)	—
Principal payments on capital lease	(339)	—
Borrowing (repayment) on line of credit	(740)	3,078
Issuance of term loan	9,500	—
Payment of covertible notes payable	(3,171)	—
Payment of notes payable	(4,000)	—
Issuance of subordinated notes	1,546	—
Issuance of units offering common shares	936	—

Net cash provided by financing activities	3,482	3,078

Effect of exchange rate changes on cash	(94)	(578)

Net increase (decrease) in cash and cash equivalents	1,014	(237)
Cash and cash equivalents at beginning of year	5,548	5,785

Cash and cash equivalents at end of year	$6,562	$5,548

Supplemental disclosure of cash flow information
Cash paid for interest	$559	$343
Supplemental disclosure of non cash investing and financing activities
Common shares issued	1,060	—
Subordinated notes issued	$1,060	$—
Accrued interest payable on convertible notes payable retired	$(400)	$—
Convertible notes payable retired	$(1,625)	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements

NOTE 1 —	ORGANIZATION AND BUSINESS

Organization and Business

Global Telecom & Techonolgy, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global telecommunications carrier and leading network integrator serving the data communications needs of large enterprise, government and carrier clients in over 80 countries. We combine our own network assets with the networks of over 800 suppliers worldwide to deliver cost-effective, scalable solutions supporting each client’s unique requirements. Through our proprietary Client Management Database (CMD), GTT provides streamlined service design and quotation, rapid service implementation, and global 24x7 monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf, and Denver.

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

ETT (European Telecommunications & Technology) Private Limited, an Indian corporation

European Telecommunications & Technology (S) Pte Limited, a Singapore corporation

ETT Network Services Limited, a United Kingdom corporation

WBS Connect Europe, Ltd., a company formed under the laws of Ireland

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates to be made by management include allowances for doubtful accounts, valuation of goodwill and other long-lived assets, accrual for billing disputes, and valuation of equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of exchange rates used is as follows:

	U.S. Dollars/
	British Pounds		U.S. Dollars/
	Sterling		Euro
	2010	2009	2010	2009

Closing exchange rate at December 31,	1.55	1.61	1.33	1.44
Average exchange rate during the period	1.55	1.57	1.33	1.39

Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the consolidated statements of operations in other income.

Other Income (Expense)

The Company recognized other expense (income), net of approximately $368,000 in expense and $24,000 of income for the years ended December 31, 2010 and 2009, respectively, primarily comprised of the unrealized and realized gain and loss on foreign exchange.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2010 and 2009, the total allowance for doubtful accounts was $4.1 million and $0.6 million, respectively.

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Share-based compensation expense recognized under ASC Topic 718 was $0.6 million for both the years ended December 31, 2010 and 2009. Both 2010 and 2009 amounts consisted of approximately $0.2 million of share-based compensation expense related to stock option grants and approximately $0.4 million in restricted stock awards. Share-based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 9 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009, included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company accounts for non-employee stock-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18). The Company issued non-employee grants totaling 107,502 shares in 2010.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers ASC Topic 815-40-05, Contracts in Entity’s Own Entity, as amended (“EITF No. 00-19”) which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

The Company also considers ASC Topic 815-40-15, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, as amended (“EITF No. 07-5”), which was effective for the Company on January 1, 2009. This ASC Topic provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the conversion feature embedded in its convertible notes payable based on the criteria of ASC Topic 815 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities. These instruments do not exist at December 31, 2010.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s federal tax returns for 2006, 2007, 2008 and 2009 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. The Company records taxes applicable under ASC Topic 605, Subtopic 45, Revenue Recognition — Principal Agent Considerations (formerly EITF No. 06-3), on a net basis.

Net Income Per Share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands):

	Year Ended December 31,
	2010	2009

Numerator for basic and diluted EPS — income available to common shareholders	$1,370	$454

Denominator for basic EPS — weighted average shares	16,741	15,269
Effect of dilutive securities	230	202

Denominator for diluted EPS — weighted average shares	16,971	15,471

Earnings per share: Basic and diluted	$0.08	$0.03

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Year Ended December 31,
	2010	2009

Class W warrants	—	12,090
Class Z warrants	12,090	12,090
Convertible notes	—	2,819
Stock options	504	414
Series A units	—	250
Series B units	—	460

Total	12,594	28,123

At December 31, 2010, we had 12,090,000 Class Z warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012.

Software Capitalization

Internal Use Software — The Company recognizes internal use software in accordance with ASC Topic 350-40, Internal-Use Software (formerly SOP 98-1). This Statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins when the software is ready for its intended use.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method. Depreciation on these assets is computed over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Telecommunication Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years
Internal Use Software	3 years

Goodwill

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired businesses. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by ASC Topic 350, Intangibles — Goodwill and Other (formerly SFAS 142). ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

A two-step approach is required to test goodwill for impairment. The first step tests for impairment by applying fair value-based tests. The second step, if deemed necessary, measures the impairment by applying fair values to specific assets and liabilities. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

Intangibles

Intangible assets are accounted for in accordance with ASC Topic 350 and ASC Topic 360, Impairment or Disposal of Long-Lived Assets. ASC Topic 360 provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years.

In accordance with ASC Topic 350, the Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC Topic 825, Financial Instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The reported amounts of long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

As of December 31, 2010, open disputes totaled approximately $1.9 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

liable for approximately $0.7 million in connection with these disputes, for which accrued liabilities are included on the accompanying consolidated balance sheet at December 31, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB ratified the consensus approach reached at the September 9-10 Emerging Issues Task Force (EITF) meeting on two EITF issues related to revenue recognition. The first, EITF Issue no. 08-01, Revenue Arrangements with Multiple Deliverables, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25 and the second, EITF Issue no. 09-3, Certain Revenue Arrangements That Include Software Elements, which focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 and which are not. Both EITF issues are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

NOTE 3 —	ACQUISITION

On December 16, 2009, GTT acquired privately-held WBS Connect. Based in Denver, Colorado, WBS Connect provides wide area network and dedicated Internet access services to over 400 customers worldwide. The acquisition of WBS Connect expanded GTT’s portfolio of dedicated Internet access and Ethernet services. Additionally, GTT added WBS Connect’s network infrastructure assets with over 60 points of presence in major North American, Asian and European metro centers.

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amounts in
thousands

Purchase Price Allocation:
Tangible net assets acquired
Acquired Assets
Current assets	$4,613
Property and equipment	1,175
Intangible assets	4,800
Other assets	35

Total fair value of assets acquired	10,623
Goodwill	7,156

Total consideration	$17,779

The Company settled with the WBS sellers on the number of shares to be delivered under the purchase agreement. Accordingly, there was a measurement period adjustment recorded for the year ended December 31, 2010.

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

Year Ended December 31, 2009
Amounts in thousands,
except per share data

Revenue	$90,917
Net income (loss)	$(4,344)
Net income (loss) per share:
Basic	$(0.28)
Diluted	$(0.28)

NOTE 4 —	GOODWILL AND INTANGIBLE ASSETS

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

Each of these methodologies the Company believes has merit in estimating the value of its goodwill. The Company accordingly employed each of these three methodologies in our analysis and concluded that no impairment existed.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s intangible assets as of December 31, 2010 and 2009 (amounts in thousands):

		December 31, 2010
	Amortization	Gross Asset	Accumulated		Net Book
	Period	Cost	Amortization	Impairment	Value

Customer contracts	4-5 years	$4,800	$1,186	$—	$3,614
Carrier contracts	1 year	151	151	—	—
Noncompete agreements	4-5 years	4,800	3,165	1,269	366
Software	7 years	6,600	3,183	1,665	1,752

		$16,351	$7,685	$2,934	$5,732

		December 31, 2009
	Amortization	Gross Asset	Accumulated		Net Book
	Period	Cost	Amortization	Impairment	Value

Customer contracts	4-5 years	$4,800	$193	$—	$4,607
Carrier contracts	1 year	151	151	—	—
Noncompete agreements	4-5 years	4,800	2,634	1,269	897
Software	7 years	6,600	2,826	1,665	2,109

		$16,351	$5,804	$2,934	$7,613

Amortization expense was $1.9 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company adjusted its reported goodwill amount for the settlement with WBS sellers on the amount of shares delivered under the purchase agreement. This resulted in an approximately $0.1 million decrease to goodwill.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2010 in each of the years subsequent to December 31, 2010 is as follows (amounts in thousands):

Estimated Future Amortization of Intangibles

2011	$1,758
2012	1,603
2013	1,471
2014	900

Total	$5,732

The following table summarizes the Company’s goodwill activity during the years ended December 31, 2010 and 2009 (amounts in thousands):

Balance December 31, 2008	$22,000
Goodwill acquired related to WBS Connect acquisition	7,156

Balance December 31, 2009	$29,156
Measurement period adjustment related to WBS Connect acquisition	(110)

Balance December 31, 2010	$29,046

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 5 —	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2010 and 2009 (amounts in thousands):

	2010	2009

Computer equipment	$3,803	$3,550
Computer software	528	478
Leasehold improvements	527	539
Furniture and fixtures	248	242

Property and equipment, gross	5,106	4,809
Less accumulated depreciation and amortization	(3,432)	(2,574)

Property and equipment, net	$1,674	$2,235

Depreciation expense associated with property and equipment was $0.9 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2010 and 2009 (amounts in thousands):

	2010	2009

Accrued compensation and benefits	$1,217	$1,880
Accrued interest payable	184	1,546
Accrued taxes	1,343	2,277
Accrued carrier costs	3,792	4,599
Accrued other	295	1,070

	$6,831	$11,372

NOTE 7 —	INCOME TAXES

The components of the provision for (benefit from) income taxes for the years ended December 31, 2010 and 2009 are as follows (amounts in thousands):

	2010	2009

Current:
Federal	$70	$—
State	26	—
Foreign	—	16

Subtotal	96	16

Deferred:
Federal	(452)	(332)
State	(58)	(58)
Foreign	545	(206)

Subtotal	35	(596)

Change in Valuation Allowance	35	596

Provision for income taxes	$96	$16

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision for or benefit from income taxes differs from the amount computed by applying the U.S. federal statutory income tax rates for federal, state, and local to income before income taxes for the reasons set forth below for the years ended December 31, 2010 and 2009:

	2010	2009

US federal statutory income tax rate	35.00%	35.00%
Permanent Items	0.00%	1.02%
State Taxes	(2.81)%	(3.75)%
Foreign tax rate differential	(21.06)%	(15.10)%
Change in Valuation Allowance	(12.12)%	(23.03)%
Other Items	7.57%	9.29%

Effective Tax Rate	6.58%	3.43%

As of December 31, 2010, the Company has net operating loss (“NOL”) carryforwards of approximately $20.2 million for tax purposes which will be available to offset future income. These net operating loss carryforwards were generated in a number of jurisdictions. If not used, these carryforwards will expire between 2020 and 2029. Approximately $1.4 million of the Company’s U.S. NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2006, the Company experienced such an ownership change.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (amounts in thousands):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$5,201	$6,394
Allowance for Doubtful Accounts	260	12
Fixed Assets	338	390
Stock Compensation	1,325	1,136
Miscellaneous items	150	250

Total deferred tax assets before valuation allowance	7,274	8,182
Less: Valuation Allowance	(6,739)	(7,017)

Total deferred tax assets	535	1,165

Deferred tax liabilities:
Identified intangibles	(345)	(1,165)
Other miscellaneous items	(190)	—

Total deferred tax liabilities	(535)	(1,165)

Net deferred tax liability	$—	$—

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

The majority of the Company’s valuation allowance relates to deferred tax assets in the United Kingdom, the United States, France and Germany.

NOTE 8 —	SALES NOVATIONS

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

In exchange for the assignment and transfer, the Company paid to RevNet $2.1 million and RNI $0.9 million as upfront cash to be applied as recoverable draws against future agent commission payments, which are included in prepaid expenses and other assets as of December 31, 2010. In addition, the Company agreed to pay to RevNet agent commissions for the seven-year period ending August 31, 2017 and agreed to pay RNI agent commissions for the five-year period ending August 31, 2015. Commencing in September 2011, the Company has the option to reduce the agent commissions to RevNet and RNI by up to 50% until such time as the aggregate dollar amount of such monthly reductions by the Company is equal to the upfront cash payment amounts.

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

Stock Options

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The Company uses the simplified method under ASC Topic 718,

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Compensation — Stock Compensation, to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2010	2009

Volatility	93.5% - 97.2%	92.2% - 98.5%
Risk free rate	1.5% - 3.0%	1.9% - 3.7%
Term	6.25	6.25 - 9.16
Dividend yield	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010 is based on awards ultimately expected to vest, reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the years ended December 31, 2010 and 2009, the Company recognized compensation expense of $0.2 million and $0.2 million, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2010, 338,000 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2010:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Life (Years)	Value

Balance at December 31, 2009	689,500	$1.20	$0.82	8.32	$305,660
Granted	338,000	1.19	0.94	—	3,260
Exercised	4,000				3,196
Forfeited	(151,344)	0.97	0.57	—	84,905

Balance at December 31, 2010	880,156	$1.20	$0.86	7.86	$281,330

Exercisable	208,448	$0.50	$0.37	7.06	$351,145

As of December 31, 2010, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows (amounts in thousands):

2011	$129
2012	88
2013	69
2014	17

Total	$303

The fair value of share based compensation for options that vested as of December 31, 2010 was $0.3 million.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of ASC Topic 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the years ended December 31, 2010 and 2009, the Company recognized compensation expense related to restricted stock of approximately $0.5 million and $0.4 million, respectively, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

The following table summarizes restricted stock activity during the years ended December 31, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value

Nonvested Balance at January 1,	617,499	$0.72	566,752	$1.12
Granted	417,682	1.24	454,365	0.48
Forfeited	—	—	(11,250)	0.52
Vested	(367,682)	1.19	(392,368)	0.71

Nonvested Balance at December 31,	667,499	$0.91	617,499	$0.72

As of December 31, 2010, the unvested portion of share-based compensation expense attributable to restricted stock amounts to $0.3 million which is expected to vest and be recognized during a weighted-average period of 1.2 years.

NOTE 10 —	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all US based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2010, the Company matched 25% of employees’ contributions to the plan. The Company’s 401(k) expense was $63,000 in 2010 and $42,000 in 2009.

NOTE 11 —	DEBT

The following summarizes the debt activity of the Company during 2010 (amounts in thousands):

							Convertible
	Total	Term	Line of	Subordinated	Promissory Note/	Notes	Notes
	Debt	Loan	Credit	Notes	Capital Lease	Payable	Payable

Debt obligation as of December 31, 2009	$12,707	$—	$3,078	$—	$833	$4,000	$4,796
Subordinated notes issuance	2,183	—	—	2,183	—	—	—
Net repayment on senior secured credit facility	(740)	—	(740)	—	—	—	—
WBS promissory note repayment	(250)	—	—	—	(250)	—	—
Principal payments on capital lease	(339)	—	—	—	(339)	—	—
Issuance of term loan	10,000	10,000	—	—	—	—	—
Repayment of term loan	(500)	(500)	—	—	—	—	—
Retirement of notes payable	(8,796)	—	—	—	—	(4,000)	(4,796)

Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$2,183	$244	$—	$—

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Estimated annual commitments for debt maturities are as follows at December 31, 2010 (amounts in thousands):

Total Debt

2011	$2,245
2012	5,679
2013	2,841
2014	2,000
2015	1,500

$14,265

Term Loan and Line of Credit

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

On September 30, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a term loan facility of $10 million (the “Term Loan”), and a revolving line of credit facility, which replaced the Second Amended and Restated Credit Facility, in the aggregate principal amount of up to $5 million (the “Line of Credit”). The Loan Agreement contains customary representations and warranties of the Borrower and customary events of default. The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the Loan Agreement. The availability under the Line of Credit is calculated during any month as a percentage of eligible accounts receivable and is subject to certain conditions, including the continued accuracy of the Company’s representations, warranties and covenants. The Term Loan matures on September 30, 2015. The Company shall repay the Term Loan in sixty equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2%. The Company had $9.5 million outstanding on the Term Loan as of December 31, 2010. The Line of Credit matures on September 29, 2012. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to the Bank’s prime rate plus 1%. The Company had $2.3 million outstanding on the Line of Credit at December 31, 2010. On November 12, 2007, the holders of the $4.0 million of notes payable due on December 29, 2008 agreed to amend those notes to extend the maturity date to December 31, 2010, subject to increasing the interest rate to 10% per annum, beginning January 1, 2009. Under the terms of the notes, 50% of all interest accrued during 2008 and 2009 was payable on each of December 31, 2008 and 2009, respectively, and all principal and remaining accrued interest was payable on December 31, 2010.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2012 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company. Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012. The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum. Accrued but unpaid interest will be payable on February 8, 2011 and 2012.

The proceeds from the February 2012 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010 the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of December 31, 2010

On December 31, 2010, the Company completed a financing transaction in which it issued 212 Units, valued at $10,000 per unit (“December 2013 Units”). Each unit consisted of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of the Company’s subordinated promissory notes due December 31, 2013. The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. In total, the Company issued 1,060,000 shares of the Company’s common stock and $1.1 million in principal amount of subordinated promissory notes.

As of December 31, 2010, the subordinated notes payable had a balance of $2.2 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note and Capital Lease

As part of the WBS Connect acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers of WBS Connect, due in monthly installments and payable in full by October 2010. The Company paid the $0.3 million in subordinated seller notes in full and has approximately $0.3 million outstanding in capital lease obligations as of December 31, 2010.

Notes Payable and Convertible Notes Payable

The holders of the convertible notes payable (“December 2010 Notes”) had the right to convert the principal due under the December 2010 Notes into shares of the Company’s common stock, at any time, at a price per share equal to $1.70. The Company had the right to require the holders of the December 2010 Notes to convert the principal amount due under the December 2010 Notes at any time after the closing price of the Company’s common stock shall be equal to or greater than $2.64 for 15 consecutive business days. The conversion provisions of the December 2010 Notes included protection against dilutive issuances of the Company’s common stock, subject to certain exceptions. The Company had agreed to register with the Securities and Exchange Commission the shares of Company’s common stock issued to the holders of the December 2010 Notes upon their conversion, subject to certain limitations.

On September 30, 2010, proceeds from the Term Loan were used to repay the Company’s $4.0 million of notes payable and $3.1 million of the December 2010 Notes, both due December 31, 2010, as well as $1.5 million in interest accrued on the notes payable and convertible notes.

The December 2013 Units were issued in exchange for the repayment obligation created by the maturity of the December 2010 Notes. The amount of the repayment obligation was equal to the outstanding principal amount (valued at face value) of $1.6 million and accrued but unpaid interest of $0.5 million. Since this was a cashless exchange, there were no cash proceeds to the Company. The December 2010 Notes involved in the exchange were held by Universal Telecommunications, Inc., which is an affiliate of H. Brian Thompson, Howard E. Janzen and

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Theodore B Smith, III. Messrs. Thompson, Janzen and Smith are members of the Company’s Board of Directors. Given these relationships, the exchange and the terms of the December 2013 Units were reviewed and approved by an independent committee of our Board of Directors.

NOTE 12 —	CONCENTRATIONS

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and designated cash. At times during the periods presented, the Company had funds in excess of $250,000 insured by the US Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2010, approximately $5.8 million of the Company’s deposits were held at institutions as balances in excess of the US Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

For the year ended December 31, 2010, no single customer exceeded 5% of total consolidated revenues. For the year ended December 31, 2009, no single customer exceeded 10% of total consolidated revenues.

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

Commitment — Leases

GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $100,000 supported by hypothecation of a Certificate of Deposit held by the underlying bank in the same amount.

Office Space and Operating Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in McLean, Virginia (lease expires December, 2014), London (United Kingdom), (lease expires June, 2012), Düsseldorf (Germany), (lease expires July, 2011) and Denver, Colorado (three month lease that automatically renews unless a notice of non-renewal is delivered). The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $0.8 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively.

The Company has also entered into certain non-cancelable operating lease agreements related to vehicles. Total expense under vehicle leases was $33,000 and $100,000 for the years ended December 31, 2010 and 2009, respectively.

Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2010 (amounts in thousands):

Office
Space

2011	$679
2012	421
2013	327
2014	335

$1,762

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

Commitments-Supply agreements

As of December 31, 2010, the Company had supplier agreement purchase obligations of $38.6 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are generally such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under supplier contractual agreements are as follows at December 31, 2010 (amounts in thousands):

Supplier
Agreements

2011	$12,630
2012	14,094
2013	9,316
2014	1,518
2015	1,070

$38,628

If a customer disconnects its service before the term ordered from the vendor expires, and if GTT were unable to find another customer for the capacity, GTT may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTT were to order replacement service with the vendor of equal or greater value to the service cancelled. Additionally, the Company maintains some fixed network costs and from time to time if it deems portions of the network are not economically beneficial, the Company may disconnect those portions and potentially incur early termination liabilities. As of December 31, 2010, the Company has $0.2 million accrued for early termination liabilities.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2010 and 2009, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $2.6 million and $4.7 million, respectively.

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

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 14 —	FOREIGN OPERATIONS

Our operations are located primarily in the United States and Europe. Our financial data by geographic area is as follows:

	US	UK	Germany	Total GTT

2010
Revenues by geographic area	$61,685	$11,857	$7,533	$81,075
Long-lived assets at December 31	39,571	509	8	40,088
2009
Revenues by geographic area	$36,941	$18,917	$8,363	$64,221
Long-lived assets at December 31	38,873	561	(0)	39,433

NOTE 15 —	SUBSEQUENT EVENTS

On February 16, 2011, the Company and the holders of the December 2013 Units amended the offering solely to increase the aggregate principal amount available for issuance from $1.1 million to $1.6 million. On February 16, 2011, the Company also completed a financing transaction in which it issued 40 Units, at a purchase price of $10,000 per Unit, for gross proceeds of $400,000. Each Unit was comprised of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of subordinated promissory notes. The subordinated promissory notes were issued at a discount to face value and the discount is being amortized over the life of the notes. The aggregate proceeds of the financing transaction was applied towards working capital.