Form 10-Q
period 2011-03-31
Global Telecom & Technology, Inc.
filed 2011-05-13
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2011, 18,687,491 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 — Financial Information
ITEM 1. FINANCIAL STATEMENTS
Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31, 2011	December 31, 2010
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$6,562
Accounts receivable, net of allowances of $4,887 and $4,123, respectively	4,960	5,787
Deferred contract costs	1,403	536
Prepaid expenses and other current assets	1,072	1,105

Total current assets	$13,055	13,990
Property and equipment, net	1,594	1,674
Intangible assets, net	5,265	5,732
Other assets	3,553	3,519
Goodwill	29,046	29,046

Total assets	$52,513	$53,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,988	$9,279
Accrued expenses and other current liabilities	5,222	6,831
Short-term debt	2,150	2,245
Deferred revenue	5,689	5,898

Total current liabilities	23,049	24,253

Long-term debt	10,902	12,020
Deferred revenue and other long-term liabilities	631	605

Total liabilities	34,582	36,878

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,687,491 and 17,880,254 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	61,905	61,497
Accumulated deficit	(43,666)	(44,129)
Accumulated other comprehensive loss	(310)	(287)

Total stockholders’ equity	17,931	17,083

Total liabilities and stockholders’ equity	$52,513	$53,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue:
Telecommunications services sold	$20,402	$20,600

Operating expenses:
Cost of telecommunications services provided	14,383	14,930
Selling, general and administrative expense	4,472	4,276
Depreciation and amortization	676	738

Total operating expenses	19,531	19,944

Operating income	871	656

Other income (expense):
Interest expense, net	(316)	(355)
Other expense, net	(58)	(123)

Total other income (expense)	(374)	(478)

Income before income taxes	497	178

Provision for income taxes	34	21

Net income	$463	$157

Earnings per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average shares:
Basic	18,239,307	16,427,275
Diluted	18,463,174	16,682,204
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2010	17,880,254	$2	$61,497	$(44,129)	$(287)	$17,083

Share-based compensation for options issued	—	—	45	—	—	45

Share-based compensation for restricted stock issued	397,237	—	116	—	—	116

Shares issued related to December 2009 acquisition	210,000	—	—	—	—	—

Shares issued in February 2011 units offering	200,000	—	247	—	—	247

Comprehensive income (loss):
Net income	—	—	—	463	—	463
Change in accumulated foreign currency translation loss	—	—	—	—	(23)	(23)

Comprehensive income						440

Balance, March 31, 2011	18,687,491	$2	$61,905	$(43,666)	$(310)	$17,931

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$463	$157
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	676	738
Shared-based compensation	161	211
Debt discount amortization	66	—

Changes in operating assets and liabilities:
Accounts receivable, net	862	(1,257)
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	(807)	176
Other assets	42	(41)
Accounts payable	506	(1,066)
Accrued expenses and other current liabilities	(1,677)	52
Deferred revenue and other long-term liabilities	(213)	(590)

Net cash provided by (used in) operating activities	79	(1,620)

Cash flows from investing activities:
Purchases of property and equipment	(74)	(18)

Net cash used in investing activities	(74)	(18)

Cash flows from financing activities:
Promissory note repayment	—	(50)
Principal payments on capital lease	(94)	(83)
Borrowing (repayment) on line of credit	(838)	111
Repayment of Term Loan	(500)	—
Issuance of subordinated notes	153	1,546
Issuance of units offering common shares	247	935

Net cash (used in) provided by financing activities	(1,032)	2,459

Effect of exchange rate changes on cash	85	(126)

Net increase (decrease) in cash and cash equivalents	(942)	695

Cash and cash equivalents at beginning of period	6,562	5,548

Cash and cash equivalents at end of period	$5,620	$6,243

Supplemental disclosure of cash flow information
Cash paid for interest	$208	$93
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 11, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full fiscal year 2011 or for any other interim period. The December 31, 2010 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.
     There have been no significant changes in the Company’s significant accounting policies as of March 31, 2011 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2010 Annual Report on Form 10-K.
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
Fair Value of Financial Instruments
     The fair values of the Company’s assets and liabilities that qualify as financial instruments under Accounting Standard Codification Topic 825, Financial Instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The reported amounts of long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments are included in comprehensive income and accumulated other comprehensive loss.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$463	$157
Other comprehensive income (loss)
Change in accumulated foreign currency translation loss	(23)	(114)

Total comprehensive income	$440	$43

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     There have been no updates to the Company’s disclosure of recent accounting pronouncements as of March 31, 2011, as compared to those disclosed in Note 2, “Significant Accounting Policies” in our Annual Report on Form 10-K filed March 11, 2011.
NOTE 3 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS
     The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the Plan. The maximum number of shares issuable over the term of the Plan, as amended, is limited to 3,500,000 shares.
Stock Options
     The Company recognized compensation expense for stock options of approximately $45,000 and $42,000 for the three months ended March 31, 2011 and 2010, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of income. The Company granted to employees 282,000 and 241,000 stock options with a total fair value of $264,000 and $236,000 during the three months ended March 31, 2011 and 2010, respectively.
Restricted Stock
     During the three months ended March 31, 2011, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total noncash compensation expense is recorded in selling, general and administrative (SG&A) expenses.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended March 31, 2011
Restricted stock shares granted	242	31	273
Fair value of shares granted	$292	$37	$329
Restricted stock compensation expense	$—	$—	$116

NOTE 4 — DEBT
     The following table summarizes the debt activity of the Company during the three months ended March 31, 2011 (amounts in thousands):

				Subordinated	Promissory Note /
	Total Debt	Term Loan	Line of Credit	Notes	Capital Lease
Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$2,183	$244

Subordinated notes issuance	153	—	—	153	—

Debt discount amortization	66	—	—	66	—

Repayment on Line of Credit	(838)	—	(838)	—	—

Principal payments on capital lease	(94)	—	—	—	(94)

Retirement of Term Loan	(500)	(500)	—	—	—

Debt obligation as of March 31, 2011	$13,052	$9,000	$1,500	$2,402	$150

   Term Loan and Line of Credit
     On September 30, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a term loan facility of $10 million (the “Term Loan”), and a revolving line of credit facility, in the aggregate principal amount of up to $5 million (the “Line of Credit”). The Loan Agreement contains customary representations and warranties of the Borrower and customary events of default. The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the Loan Agreement.
     The Term Loan matures on September 30, 2015. The Company shall repay the Term Loan in sixty equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2%. The Company had $9.0 million outstanding on the Term Loan as of March 31, 2011.
     The availability under the Line of Credit is calculated during any month as a percentage of eligible accounts receivable and is subject to certain conditions, including the continued accuracy of the Company’s representations, warranties and covenants. The Line of Credit matures on September 29, 2012. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to the bank’s prime rate plus 1%. The Company had $1.5 million outstanding on the Line of Credit at March 31, 2011.
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
     The proceeds from the February 2012 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010, the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of March 31, 2011.
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
     On February 16, 2011, the Company and the holders of the December 2013 Units amended the offering solely to increase the aggregate principal amount available for issuance from $1.1 million to $1.6 million. On February 16, 2011, the Company also completed a financing transaction in which it issued 40 Units, at a purchase price of $10,000 per Unit, for gross proceeds of $0.4 million. Each Unit was comprised of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of subordinated promissory notes. The subordinated promissory notes were issued at a discount to face value of $47,000 and the discount is being amortized, into interest expense, over the life of the notes.
     As of March 31, 2011, the subordinated notes payable had a balance of $2.4 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.2 million of the notes held by officers and directors of the Company.
   Promissory Note and Capital Lease
     As part of the December 2009 acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers, due in monthly installments and payable in full by October 2010. The Company paid the $0.3 million in subordinated seller notes in full and has approximately $0.2 million outstanding in capital lease obligations as of March 31, 2011.
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
NOTE 6 — EARNINGS PER SHARE
     Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

     The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted EPS — income available to common stockholders	$463	$157

Denominator for basic EPS — weighted average shares	18,239,307	16,427,275
Effect of dilutive securities	223,867	254,929

Denominator for diluted EPS — weighted average shares	18,463,174	16,682,204

Earnings per share: Basic and diluted	$0.03	$0.01

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended March 31,
	2011	2010
Class W warrants	—	12,090
Class Z warrants	12,090	12,090
Convertible notes	—	2,819
Stock options	321	568
Series A units	—	250
Series B units	—	460

Totals	12,411	28,277

     At March 31, 2011, we had 12,090,000 Class Z warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A Part II of this quarterly report on Form 10-Q.
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
     The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of March 31, 2011, our customer base was comprised of over 700 businesses. Our five largest customers accounted for approximately 23% of consolidated revenues during the quarter ended March 31, 2011.
Costs and Expenses
     The Company’s cost of revenue consists of the expenses directly related to the services provided to customers. The key terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs. There are no wages or overheads included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.
     Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business.
     Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2011, the Company had 84 employees and employment costs comprised approximately 13% of total operating expenses for the year ended March 31, 2011.
Locations of Offices and Origins of Revenue
     We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver. For the three months ended March 31, 2011, approximately 75% of our consolidated revenue was earned from operations based in the United States. Approximately 17% of our revenue was generated from operations based in the United Kingdom and 8% from operations in Germany.
Critical Accounting Policies and Estimates
     There have been no significant changes in the Company’s critical accounting policies and estimates as of March 31, 2011, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2010 Annual Report on Form 10-K.

Results of Operations of the Company
Three months ended March 31, 2011 Compared to Three months ended March 31, 2010
Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$20,402	$20,600
Cost of revenue	14,383	14,930

Gross margin	6,019	5,670
	29.5%	27.5%
Operating expenses, depreciation and amortization	5,148	5,014

Operating income	$871	$656

Net income	$463	$157

     Revenue. Revenue for the three months ended March 31, 2011, was $20.4 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended March 31, 2010 was $20.6 million. The decrease in revenue in the first quarter 2011 is due, in part, to the delayed installation of newly contracted services related to a large complex global network project with end-point locations in certain under-developed countries.
     Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2011, were $14.4 million and $6.0 million, respectively. For the three months ended March 31, 2010, cost of revenue and gross margin were $14.9 million and $5.7 million, respectively. The decrease in cost of revenue and the increase in gross margin during the three months ended March 31, 2011, were primarily due to an initiative in 2010 to reduce network costs which were related to the December 2009 acquisition.
     Operating Expenses. Operating expenses, exclusive of cost of revenue, were $5.2 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively. The primary cause of the increase is due to the rise in agent commissions expense which is related to the sales novations entered into during the third quarter of 2010. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expenses (excluding noncash compensation)	$4,311	$4,066
Noncash compensation	161	210
Amortization of intangible assets	461	501
Depreciation	215	237

Totals	$5,148	$5,014

Liquidity and Capital Resources
Debt
     The following table summarizes the debt activity of the Company during the three months ended March 31, 2011 (amounts in thousands):

				Subordinated	Promissory Note /
	Total Debt	Term Loan	Line of Credit	Notes	Capital Lease
Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$2,183	$244

Subordinated notes issuance	153	—	—	153	—

Debt discount amortization	66	—	—	66	—

Repayment on Line of Credit	(838)	—	(838)	—	—

Principal payments on capital lease	(94)	—	—	—	(94)

Retirement of Term Loan	(500)	(500)	—	—	—

Debt obligation as of March 31, 2011	$13,052	$9,000	$1,500	$2,402	$150

Term Loan and Line of Credit
     On September 30, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a term loan facility of $10 million (the “Term Loan”), and a revolving line of credit facility, in the aggregate principal amount of up to $5 million (the “Line of Credit”). The Loan Agreement contains customary representations and warranties of the Borrower and customary events of default. The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the Loan Agreement.
     The Term Loan matures on September 30, 2015. The Company shall repay the Term Loan in sixty equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2%. The Company had $9.0 million outstanding on the Term Loan as of March 31, 2011.
     The availability under the Line of Credit is calculated during any month as a percentage of eligible accounts receivable and is subject to certain conditions, including the continued accuracy of the Company’s representations, warranties and covenants. The Line of Credit matures on September 29, 2012. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Company achieves certain performance criteria, in which case the interest rate shall be equal to the bank’s prime rate plus 1%. The Company had $1.5 million outstanding on the Line of Credit at March 31, 2011.
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
     The proceeds from the February 2012 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010, the asset purchase agreement with Global Capacity expired without consummation of the acquisition. On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of March 31, 2011.
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
     On February 16, 2011, the Company and the holders of the December 2013 Units amended the offering solely to increase the aggregate principal amount available for issuance from $1.1 million to $1.6 million. On February 16, 2011, the Company also completed a financing transaction in which it issued 40 Units, at a purchase price of $10,000 per Unit, for gross proceeds of $0.4 million. Each Unit was comprised of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of subordinated promissory notes. The subordinated promissory notes were issued at a discount to face value of $47,000 and the discount is being amortized, into interest expense, over the life of the notes.
     As of March 31, 2011, the subordinated notes payable had a balance of $2.4 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.2 million of the notes held by officers and directors of the Company.
Promissory Note and Capital Lease
     As part of the December 2009 acquisition, the Company assumed in the acquisition approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers, due in monthly installments and payable in full by October 2010. The Company paid the $0.3 million in subordinated seller notes in full and has approximately $0.2 million outstanding in capital lease obligations as of March 31, 2010.
Liquidity Assessment
     Cash provided by operating activities for the three months ended March 31, 2011 was $0.1 million. Cash used in operating activities for the three months ended March 31, 2010, was $1.6 million.
     Cash used in financing activities was approximately $1.0 million for the three months ended March 31, 2011, driven primarily by the repayment on the Line of Credit and the Term Loan. Cash flows provided by financing activities were $2.5 million for the three months ended March 31, 2010.
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
     The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for the next twelve months, including the scheduled repayment, of indebtedness pursuant to the Silicon Valley Bank Term Loan. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2011 and 2010, the Company had interest expense, net of income, of approximately $0.3 million and $0.4 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.
Exchange Rate Sensitivity
     Approximately 25% of the Company’s revenues for the three months ended March 31, 2011 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.
     In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2011.
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
     The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
     As of March 31, 2011, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.
ITEM 1A. RISK FACTORS
     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us, which we currently deem to be immaterial or which are similar to those faced by other companies in this industry or business in general, may also affect our business, financial condition and/or operating results. If any of these risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have materially changed other than as set forth below.
Risks Relating to Our Business and Operations
We depend on several large customers, and the loss of one or more of these customers, or a significant decrease in total revenues from any of these customers, would likely reduce our revenue and income.
     For the three months ended March 31, 2011, our five largest customers accounted for approximately 23% of our total service revenues. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.
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
     Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of March 31, 2011, we had approximately $5.6 million in cash and cash equivalents and current liabilities $10.0 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2015, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests.
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
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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

     As of March 31, 2011, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:
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
     As of March 31, 2011, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.
The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.
     H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,419,829 shares of our common stock and 699,750 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 29% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of March 31, 2011, funds associated with Cannell Capital LLC owned 3,659,381 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 20% of our common stock. In addition, as of March 31, 2011, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 12% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

ITEM 6. EXHIBITS
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e — page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e — page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.
By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: May 13, 2011

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