Form 10-Q
period 2011-06-30
Global Telecom & Technology, Inc.
filed 2011-08-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 12, 2011, 18,717,252 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,368	$6,562
Accounts receivable, net of allowances of $2,971 and $4,123, respectively	7,809	5,787
Deferred contract costs	966	536
Prepaid expenses and other current assets	3,158	1,105
Total current assets	$19,301	13,990
Property and equipment, net	4,003	1,674
Intangible assets, net	12,281	5,732
Other assets	4,382	3,519
Goodwill	40,950	29,046
Total assets	$80,917	$53,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,398	$9,279
Accrued expenses and other current liabilities	9,653	6,831
Short-term debt	3,240	2,245
Deferred revenue	6,534	5,898
Total current liabilities	36,825	24,253
Long-term debt	25,518	12,020
Deferred revenue and other long-term liabilities	1,054	605
Total liabilities	63,397	36,878
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized,
18,717,252 and 17,880,254 shares issued and outstanding as of June 30, 2011
and December 31, 2010, respectively	2	2
Additional paid-in capital	62,061	61,497
Accumulated deficit	(44,242)	(44,129)
Accumulated other comprehensive loss	(301)	(287)
Total stockholders' equity	17,520	17,083
Total liabilities and stockholders' equity	$80,917	$53,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Telecommunications services sold	$21,202	$19,694	$41,604	$40,293
Operating expenses:
Cost of telecommunications services provided	14,808	13,765	29,191	28,695
Selling, general and administrative expenses	4,606	4,442	9,078	8,718
Restructuring costs, employee termination and other
items	958	-	958	0
Depreciation and amortization	889	679	1,565	1,417
Total operating expenses	21,261	18,886	40,792	38,830
Operating income (loss)	(59)	808	812	1,463
Other income (expense):
Interest expense, net	(459)	(339)	(776)	(693)
Other expense, net	(24)	(98)	(81)	(220)
Total other income (expense)	(483)	(437)	(857)	(913)
Income (loss) before income taxes	(542)	371	(45)	550
Provision for income taxes	35	62	68	83
Net income (loss)	$(577)	$309	$(113)	$467
Earnings (loss) per share:
Basic	$(0.03)	$0.02	$(0.01)	$0.03
Diluted	$(0.03)	$0.02	$(0.01)	$0.03
Weighted average shares:
Basic	18,687,822	16,955,558	18,464,801	16,692,876
Diluted	18,687,822	17,192,658	18,464,801	16,938,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2010	17,880,254	$2	$61,497	$(44,129)	$(287)	$17,083
Share-based compensation for options issued	-	-	91	-	-	91
Share-based compensation for restricted stock issued	426,998	-	226	-	-	226
Shares issued related to December 2009 acquisition	210,000	-	-	-	-	-
Shares issued in February 2011 units offering	200,000	-	247	-	-	247
Comprehensive loss:
Net loss	-	-	-	(113)	-	(113)
Change in accumulated foreign currency translation loss	-	-	-	-	(14)	(14)
Comprehensive loss						(127)
Balance, June 30, 2011	18,717,252	$2	$62,061	$(44,242)	$(301)	$17,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(113)	$467
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities
Depreciation and amortization	1,565	1,417
Shared-based compensation	317	354
Debt discount amortization	135	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	774	(1,006)
Deferred contract cost, prepaid expenses, income tax
refund receivable and other current assets	(634)	(210)
Other assets	285	(18)
Accounts payable	3,538	(852)
Accrued expenses and other current liabilities	(2,409)	(1,508)
Deferred revenue and other long-term liabilities	(1,785)	(606)
Net cash provided by (used in) operating activities	1,673	(1,962)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,604)	-
Purchases of property and equipment	(306)	(55)
Net cash used in investing activities	(14,910)	(55)
Cash flows from financing activities:
Promissory note repayment	-	(150)
Principal payments on capital leases	(244)	(168)
Borrowing on line of credit	1,162	217
Repayment of term loan	(833)	-
Issuance of term loan, net of fees	13,467	-
Issuance of subordinated notes	153	1,546
Issuance of units offering common shares	247	935
Net cash provided by financing activities	13,952	2,380
Effect of exchange rate changes on cash	91	(222)
Net increase in cash and cash equivalents	806	141
Cash and cash equivalents at beginning of period	6,562	5,548
Cash and cash equivalents at end of period	$7,368	$5,689
Supplemental disclosure of cash flow information
Cash paid for interest	$508	$208
Supplemental disclosure of non cash investing and financing activities (Note 3)
PacketExchange acquisition related:
Fair value of liabilities assumed	$9,869	$-
Fair value of assets aquired	16,015	-
Fair value of promissory note assumed	709	-
Fair value of warrant liability	427	-

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 11, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to prevent the information from being misleading.  The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations.  The operating results for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year 2011 or for any other interim period.  The December 31, 2010 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no significant changes in the Company’s significant accounting policies as of June 30, 2011 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2010 Annual Report on Form 10-K.

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

Accounting for Derivative Instruments

    The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the ASC 815 Subtopic 40, Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

    The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. The Company evaluated the conversion feature embedded in its convertible notes payable based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities. As a result, the Company recorded a warrant liability in the amount of $427,000 which is included in other long-term liabilities.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive loss includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in comprehensive loss and accumulated other comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$(577)	$309	$(113)	$467
Other comprehensive loss
Change in accumulated foreign currency
translation loss	(24)	(96)	(14)	(210)
Total comprehensive income (loss)	$(601)	$213	$(127)	$257

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its condensed consolidated statements of operations and balance sheets.

NOTE 3 — AQUISITION

On June 6, 2011, GTT acquired privately-held PacketExchange. Based in London, PacketExchange provides customized Ethernet network solutions for over 300 customers worldwide.  PacketExchange‘s redundant network stretches across over 20 major cities in Europe, USA and Asia.

The Company accounted for the acquisition using the purchase method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of PacketExchange has been allocated to PacketExchange’s assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, June 6, 2011. The Company estimated the fair value of PacketExchange’s assets and liabilities based on discussions with PacketExchange’s management, due diligence and information presented in financial statements.  The intangible assets acquired were related to customer relationships.

Amounts in
thousands
Purchase Price:
Debt extinguished by GTT at closing	$11,767
Accrued liabilities extinguished by GTT at closing	4,074
Total cash consideration	15,841
Fair value of liabilities assumed	9,869
Fair value of debt assumed	709
Fair value of deferred consideration	1,500
Total consideration rendered	$27,919

Purchase Price Allocation:
Acquired Assets
Current assets, including cash acquired of $1,238	$5,823
Property and equipment	2,455
Intangible assets	7,578
Other assets	159
Total fair value of assets acquired	16,015
Goodwill	11,904
Total consideration	$27,919

The following schedule presents unaudited consolidated pro forma results of operations as if the acquisition had occurred on January 1, 2010. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed January 1, 2010, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amounts in thousands, except per share data
Revenue	$25,587	$26,956	$52,335	$54,205
Net income (loss)	$(957)	$926	$(896)	$265
Net income (loss) per share:
Basic	$(0.05)	$0.05	$(0.05)	$0.02
Diluted	$(0.05)	$0.05	$(0.05)	$0.02
Weighted average shares:
Basic	18,687,822	16,955,558	18,464,801	16,692,876
Diluted	18,687,822	17,192,658	18,464,801	16,938,890

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements, as it relates to financial assets and financial liabilities. ASC 820 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. ASC 820 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described as follows:

•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•
Level 2- Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3- Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that we used to measure financial instruments at fair value.

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 68%, expected term of 5 years, risk-free interest rate of 1.6% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$427,000	$$427,000

Rollforward of Level 3 liabilities are as follows:

Balance at December 31, 2010	$-
Issuance of warrants	427,000
Balance at June 30, 2011	$427,000

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

NOTE 5 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the 2006 Plan. The maximum number of shares issuable over the term of the 2006 Plan, as amended, is limited to 3,500,000 shares.

The Company adopted its 2011 Employee, Director and Consultant Stock Plan (the “2011 Plan”) in June 2011.  In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the 2011 Plan. The maximum number of shares issuable over the term of the 2011 Plan is limited to 3,000,000 shares.  The 2006 Plan will continue according to its terms.

Stock Options

The Company recognized compensation expense for stock options of approximately $47,000 and $41,000 for the three months ended June 30, 2011 and 2010, and approximately $91,000 and $83,000 for the six months June 30, 2011 and 2010, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of income. The Company granted to employees 284,000 and 301,000 stock options with a total fair value of $265,000 and $278,000 during the six months ended June 30, 2011 and 2010, respectively.

Restricted Stock

During the three and six months ended June 30, 2011, the Company granted to certain employees and members of its Board of Directors restricted stock.   This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.  Total noncash compensation expense is recorded in selling, general and administrative expenses.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended June 30, 2011
Restricted stock shares granted	-	30	30
Fair value of shares granted	$-	$38	$38
Restricted stock compensation expense	$-	$-	$110

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Six months ended June 30, 2011
Restricted Stock Shares Granted	242	61	303
Fair Value of Shares Granted	$292	$75	$367
Restricted Stock Compensation Expense	$-	$-	$226

NOTE 6 — DEBT

The following summarizes the debt activity of the Company during the six months ended June 30, 2011 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Subordinated Notes	Capital Lease/ Promissory Note
Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$-	$2,183	$244
Subordinated notes issuance	153	-	-	-	153	-
Debt discount amortization	140	-	-	5	135	-
Borrowing on Line of Credit	1,162	-	1,162	-	-	-
Increase in SVB Term Loan	6,333	6,333	-	-	-	-
Issuance of BIA Note, net of discount	7,073	-	-	7,073	-	-
Repayment of SVB Term Loan	(833)	(833)	-	-	-	-
Principal payments on capital lease	(244)	-	-	-	-	(244)
Seller note assumed	709	-	-	-	-	709
Debt obligation as of June 30, 2011	$28,758	$15,000	$3,500	$7,078	$2,471	$709

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company and its subsidiaries GTTA, GTTE, WBS Connect LLC, a Colorado limited liability company (“WBS”, and together with the Company, GTTA and GTTE, collectively, the “Existing Borrower”), PacketExchange (Ireland) Limited, a company incorporated and existing under the laws of Ireland (“PEIRL”), PacketExchange (Europe) Limited, a private limited company incorporated and registered in England and Wales (“PELTD”), PacketExchange (USA), Inc., a Delaware corporation (“PEUSA”), PacketExchange, Inc., a Delaware corporation (“PEINC”, and together with PEIRL, PELTD and PEUSA, collectively, the “New Borrower”) (the New Borrower and the Existing Borrower together are the “Borrower”) entered into a joinder and first loan modification agreement (the “Modification Agreement”) with Silicon Valley Bank, which amends that certain Loan and Security Agreement (the “Loan Agreement”), dated September 30, 2010, by and among Silicon Valley Bank and the Existing Borrower.

The Modification Agreement increases the amount of the term loan facility from $10 million to $15 million (the “Term Loan”), while the revolving line of credit facility in the aggregate principal amount of up to $5 million (the “Line of Credit”) remains unchanged. The Modification Agreement contains customary representations, warranties and covenants of the Borrower and customary events of default. In connection with negotiating the terms of the Modification Agreement, it was noted that the Company would benefit by separating the financing provided under the Loan Agreement into separate U.S. and non-U.S. financings. Accordingly, the Company and Silicon Valley Bank restructured the terms of the Loan Agreement on June 29, 2011 to implement this separation. The obligations of the Borrower under the Modification Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Loan Agreement.

The Term Loan matures on June 1, 2016. The Borrower shall repay the Term Loan in sixty (60) equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3.75%, unless the Borrower achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2.75%.

The Line of Credit will continue to mature on September 29, 2012 and the principal amount outstanding under the Line of Credit shall continue to accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Borrower achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 1.0%.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provides for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing may be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

The Notes mature on June 6, 2016. The obligations evidenced by the Notes shall bear interest at a rate of 13.5% per annum, of which (i) at least 11.5% per annum shall be payable, in cash, monthly (“Cash Interest Portion”) and (ii) 2.0% per annum shall be, at the Note Borrower’s option, paid in cash or paid-in-kind. If the Note Borrower achieves certain performance criteria, the obligations evidenced by the Notes shall bear interest at a rate of 12.0% per annum, with a Cash Interest Portion of at least 11.0% per annum.

The obligations of the Note Borrower under the Note Purchase Agreement are guaranteed by TEK and GTGS (GTGS and TEK, together, the “Note Guarantors”) pursuant to unconditional guaranties executed by each Guarantor in favor of BIA (each a “Note Guaranty”). Each Guaranty is secured by a second lien on each Guarantor’s tangible and intangible assets pursuant to a security agreement containing representations, warranties and covenants substantially similar to those made under the Note Purchase Agreement with respect to the Note Borrower. Pursuant to a pledge agreement (the “Pledge Agreement”), dated June 6, 2011, by and between BIA and the Company and GTTA, the obligations of the Note Borrower under the Note Purchase Agreement are also secured by a pledge in all of the equity interests of the Company and GTTA in their respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company and GTTA in their respective non-United States subsidiaries.

Concurrent with entering into the Note Purchase Agreement, Silicon Valley Bank and BIA entered into an Intercreditor and Subordination Agreement which governs, among other things, ranking and collateral access for the respective lenders.

Warrant

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant (the “Warrant”) to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Warrant). Upon a change of control (as defined in the Purchase Agreement) or the repayment of the Notes prior to the maturity date of the Notes, the holder of the Warrant shall have the option to require the Company to repurchase the Warrant from the holder at a price equal to the value of the Warrant on the date of such change of control or repayment.  The Company evaluated the down round ratchet feature embedded in the Warrant and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the amount of $427,000.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2012 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $92,000 as of June 30, 2011 and will be payable on February 8, 2012.

The proceeds from the February 2012 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010, the asset purchase agreement with Global Capacity expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of June 30, 2011.

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

As of June 30, 2011, the subordinated notes payable had a balance of $2.5 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.2 million of the notes held by officers and directors of the Company.

Promissory Note and Capital Lease

As part of the December 2009 acquisition, the Company assumed approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers, due in monthly installments and payable in full by October 2010.  The Company paid in full both the subordinated seller notes and the capital lease obligations as of June 30, 2011.

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million.

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

NOTE 8 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the quarter ended June 30, 2011, the Company incurred costs associated with executing and closing the PacketExchange, including legal fees, professional fees, transfer taxes and travel.  The Company also incurred costs associated with closing certain PacketExchange facilities.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows (amounts in thousands):

	Charges net of reversals	Cash uses	Total
Balance, December 31, 2010	$-	$-	$-
Legal, advisory, consulting fees	457	(224)	233
Transfer taxes and related fees	153	-	153
Lease abandonment	329	-	329
Travel and other expenses	19	(19)	-
Balance, June 30, 2011	$958	$(243)	$715
The majority of the remaining balance of restructuring costs, employee termination and other items as of June 30, 2011 is expected to be paid in 2011.

NOTE 9 — EARNINGS PER SHARE

Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted EPS – net income (loss) available to common
stockholders	$(542)	$309	$(113)	$467
Denominator for basic EPS – weighted average shares	18,687,822	16,955,558	18,464,801	16,692,876
Effect of dilutive securities	-	237,100	-	246,014
Denominator for diluted EPS – weighted average shares	18,687,822	17,192,658	18,464,801	16,938,890
Earnings per share: Basic and diluted	$(0.03)	$0.02	$(0.01)	$0.03

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Class Z warrants	12,090	12,090	12,090	12,090
Convertible notes	-	2,819	-	2,819
BIA warrant	635	-	635	-
Stock options	1,088	490	1,088	490
Series A units	-	50	-	50
Series B units	-	460	-	460
Totals	13,813	15,909	13,813	15,909
At June 30, 2011, we had 12,090,000 Class Z warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012.

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

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of June 30, 2011, our customer base was comprised of over 1,000 businesses.  Our five largest customers accounted for approximately 19% of consolidated revenues during the quarter ended June 30, 2011.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs.  As of June 30, 2011, the Company had 90 employees and employment costs comprised approximately 13% of total operating expenses for the six months ended June 30, 2011.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver.  For the six months ended June 30, 2011, approximately 73% of our consolidated revenue was earned from operations based in the United States. Approximately 19% of our revenue was generated from operations based in the United Kingdom and 8% from operations in Germany.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates as of June 30, 2011, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2010 Annual Report on Form 10-K.

Results of Operations of the Company

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,
	2011	2010
Revenue	$21,202	$19,694
Cost of revenue	14,808	13,765
Gross margin	6,394	5,929
	30.2%	30.1%
Operating expenses, depreciation and amortization	6,453	5,121
Operating income (loss)	$(59)	$808
Net income (loss)	$(577)	$309

Revenue. Revenue for the three months ended June 30, 2011, was $21.2 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended June 30, 2010 was $19.7 million.  The increase in revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2011, were $14.8 million and $6.4 million, respectively. For the three months ended June 30, 2010, cost of revenue and gross margin were $13.8 million and $5.9 million, respectively. The increase in cost of revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $6.5 million and $5.2 million for the three months ended June 30, 2011 and 2010, respectively. The primary cause of the increase is the $1.0 million in restructuring costs associated with the PacketExchange acquisition, including legal fees, professional fees, transfer taxes and travel.  These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended June 30,
	2011	2010
Selling, general and administrative expenses (excluding noncash compensation)	$4,450	$4,298
Noncash compensation	156	144
Restructuring costs, employee termination and other items	958	-
Amortization of intangible assets	564	461
Depreciation	325	218
Total	$6,453	$5,121

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	Six Months Ended June 30,
	2011	2010
Revenue	$41,604	$40,293
Cost of revenue	29,191	28,695
Gross margin	12,413	11,598
	29.8%	28.8%
Operating expenses, depreciation and amortization	11,601	10,135
Operating income	$812	$1,463
Net income (loss)	$(113)	$467

Revenue. Revenue for the six months ended June 30, 2011, was $41.6 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the six months ended June 30, 2010 was $40.3 million.  The increase in revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2011, were $29.2 million and $12.4 million, respectively. For the six months ended June 30, 2010, cost of revenue and gross margin were $28.7 million and $11.6 million, respectively. The increase in revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $11.6 million and $10.1 million for the six months ended June 30, 2011 and 2010, respectively. The primary cause of the increase is the $1.0 million in restructuring costs associated with the PacketExchange acquisition, including legal fees, professional fees, transfer taxes and travel.   These changes are illustrated in the table below (amounts in thousands):

	Six Months Ended June 30,
	2011	2010
Selling, general and administrative expenses (excluding noncash compensation)	$8,761	$8,364
Noncash compensation	317	354
Restructuring costs, employee termination and other items	958	-
Amortization of intangible assets	1,025	962
Depreciation	540	455
Total	$11,601	$10,135

Liquidity and Capital Resources

Debt

The following summarizes the debt activity of the Company during the six months ended June 30, 2011 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Subordinated Notes	Capital Lease/ Promissory Note
Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$-	$2,183	$244
Subordinated notes issuance	153	-	-	-	153	-
Debt discount amortization	140	-	-	5	135	-
Borrowing on Line of Credit	1,162	-	1,162	-	-	-
Increase in SVB Term Loan	6,333	6,333	-	-	-	-
Issuance of BIA Note, net of discount	7,073	-	-	7,073	-	-
Repayment of SVB Term Loan	(833)	(833)	-	-	-	-
Principal payments on capital lease	(244)	-	-	-	-	(244)
Seller note assumed	709	-	-	-	-	709
Debt obligation as of June 30, 2011	$28,758	$15,000	$3,500	$7,078	$2,471	$709

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company and its subsidiaries GTTA, GTTE, WBS Connect LLC, a Colorado limited liability company (“WBS”, and together with the Company, GTTA and GTTE, collectively, the “Existing Borrower”), PacketExchange (Ireland) Limited, a company incorporated and existing under the laws of Ireland (“PEIRL”), PacketExchange (Europe) Limited, a private limited company incorporated and registered in England and Wales (“PELTD”), PacketExchange (USA), Inc., a Delaware corporation (“PEUSA”), PacketExchange, Inc., a Delaware corporation (“PEINC”, and together with PEIRL, PELTD and PEUSA, collectively, the “New Borrower”) (the New Borrower and the Existing Borrower together are the “Borrower”) entered into a joinder and first loan modification agreement (the “Modification Agreement”) with Silicon Valley Bank, which amends that certain Loan and Security Agreement (the “Loan Agreement”), dated September 30, 2010, by and among Silicon Valley Bank and the Existing Borrower.

The Modification Agreement increases the amount of the term loan facility from $10 million to $15 million (the “Term Loan”), while the revolving line of credit facility in the aggregate principal amount of up to $5 million (the “Line of Credit”) remains unchanged. The Modification Agreement contains customary representations, warranties and covenants of the Borrower and customary events of default. In connection with negotiating the terms of the Modification Agreement, it was noted that the Company would benefit by separating the financing provided under the Loan Agreement into separate U.S. and non-U.S. financings. Accordingly, the Company and Silicon Valley Bank restructured the terms of the Loan Agreement on June 29, 2011 to implement this separation. The obligations of the Borrower under the Modification Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Loan Agreement.

The Term Loan matures on June 1, 2016. The Borrower shall repay the Term Loan in sixty (60) equal installments of principal and interest, with interest accruing at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 3.75%, unless the Borrower achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 2.75%.

The Line of Credit will continue to mature on September 29, 2012 and the principal amount outstanding under the Line of Credit shall continue to accrue interest at a floating per annum rate equal to Silicon Valley Bank’s prime rate plus 2%, unless the Borrower achieves certain performance criteria, in which case the interest rate shall be equal to Silicon Valley Bank’s prime rate plus 1.0%.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provides for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing may be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

The Notes mature on June 6, 2016. The obligations evidenced by the Notes shall bear interest at a rate of 13.5% per annum, of which (i) at least 11.5% per annum shall be payable, in cash, monthly (“Cash Interest Portion”) and (ii) 2.0% per annum shall be, at the Note Borrower’s option, paid in cash or paid-in-kind. If the Note Borrower achieves certain performance criteria, the obligations evidenced by the Notes shall bear interest at a rate of 12.0% per annum, with a Cash Interest Portion of at least 11.0% per annum.

The obligations of the Note Borrower under the Note Purchase Agreement are guaranteed by TEK and GTGS (GTGS and TEK, together, the “Note Guarantors”) pursuant to unconditional guaranties executed by each Guarantor in favor of BIA (each a “Note Guaranty”). Each Guaranty is secured by a second lien on each Guarantor’s tangible and intangible assets pursuant to a security agreement containing representations, warranties and covenants substantially similar to those made under the Note Purchase Agreement with respect to the Note Borrower. Pursuant to a pledge agreement (the “Pledge Agreement”), dated June 6, 2011, by and between BIA and the Company and GTTA, the obligations of the Note Borrower under the Note Purchase Agreement are also secured by a pledge in all of the equity interests of the Company and GTTA in their respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company and GTTA in their respective non-United States subsidiaries.

Concurrent with entering into the Note Purchase Agreement, Silicon Valley Bank and BIA entered into an Intercreditor and Subordination Agreement which governs, among other things, ranking and collateral access for the respective lenders.

Warrant

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant (the “Warrant”) to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Warrant). Upon a change of control (as defined in the Purchase Agreement) or the repayment of the Notes prior to the maturity date of the Notes, the holder of the Warrant shall have the option to require the Company to repurchase the Warrant from the holder at a price equal to the value of the Warrant on the date of such change of control or repayment.  The Company evaluated the down round ratchet feature embedded in the Warrant and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the amount.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2012 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $92,000 as of June 30, 2011 and will be payable on February 8, 2012.

The proceeds from the February 2012 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010, the asset purchase agreement with Global Capacity expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes, which are recorded in long-term debt on the Company’s condensed consolidated balance sheet as of June 30, 2011.

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

As of June 30, 2011, the subordinated notes payable had a balance of $2.5 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.2 million of the notes held by officers and directors of the Company.

Promissory Note and Capital Lease

As part of the December 2009 acquisition, the Company assumed approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers, due in monthly installments and payable in full by October 2010.  The Company paid in full both the subordinated seller notes and the capital lease obligations as of June 30, 2011.

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million.

Liquidity Assessment

Cash provided by operating activities for the six months ended June 30, 2011 was $1.7 million. Cash used in operating activities for the six months ended June 30, 2010, was $2.0 million.

Net cash used in investing activities for the six months ended June 30, 2011 was $14.9 million, consisting primarily of the $14.6 million of cash used, net of cash acquired, in the acquisition of PacketExchange.  Net cash used in investing activities for the six months ended June 30, 2010 was $55,000.

Cash provided by financing activities was approximately $13.9 million for the six months ended June 30, 2011, primarily consisting of the $13.4 million, net of acquisition fees, in funds raised for the acquisition of PacketExchange.  Cash flows provided by financing activities were $2.4 million for the six months ended June 30, 2010.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents, the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, Management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations. The Company’s current planned cash requirements for 2011 are based upon certain assumptions, including its ability to manage expenses, integrate its recent acquisition and grow revenue from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for the next twelve months, including the scheduled repayment, of indebtedness pursuant to the Silicon Valley Bank Term Loan, the BIA Note, and certain subordinated credit facilities. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.  In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt.  If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lenders. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2011 and 2010, the Company had interest expense, net of income, of approximately $0.8 million and $0.7 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 27% of the Company’s revenues for the six months ended June 30, 2011 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the six months ended June 30, 2011.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2011, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.

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

For the six months ended June 30, 2011, our five largest customers accounted for approximately 19% of our total service revenues. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of June 30, 2011, we had approximately $7.4 million in cash and cash equivalents and current liabilities $17.5 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2016, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests.

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

Approximately 27% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this Form 10-Q, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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

We may experience difficulties integrating the recently acquired business of PacketExchange, which could adversely affect our financial condition and results of operations.

On June 6, 2011 we acquired PacketExchange. The success of this acquisition will depend in part on our success in integrating this business with our own. If we are unable to meet the challenges involved in successfully integrating the operations of PacketExchange or if we are otherwise unable to realize the anticipated benefits of this acquisition, our results of operations and financial condition could be seriously harmed. In addition, the overall integration of the acquired business will require substantial attention from our management, which could further harm our results of operations and financial condition.

The challenges involved in integrating the business of PacketExchange include:

•	integrating the company’s operations, processes, people, technologies, products and services;

•	coordinating and integrating sales and marketing functions;

•	demonstrating to the PacketExchange customers and suppliers that the acquisition will not result in adverse changes in business focus, products or service (including customer satisfaction);

•	assimilating and retaining the key personnel; and

•	consolidating administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate the business of PacketExchange with our own business in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated.

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

Future changes in regulatory requirements, new interpretations of existing regulatory requirements, or determinations that we violated existing regulatory requirements may impair our ability to provide services, result in financial losses or otherwise reduce our profitability.

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

As of June 30, 2011, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of June 30, 2011, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or is otherwise generally eligible for sale in the public market at or soon after exercise or conversion.  Also, the Company issued to BIA Digital Partners a warrant to purchase from the Company 634,648 shares of the Company’s common stock at an exercise price equal to $1.144 per share.

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

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,529,521 shares of our common stock and 699,750 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of June 30, 2011, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 19% of our common stock. In addition, as of June 30, 2011, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________
*	Filed herewith
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr.
Name: Richard D. Calder, Jr.
Title: President and Chief Executive Officer

Date:  August 12, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________
*	Filed herewith
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.