Form 10-Q
period 2011-09-30
Global Telecom & Technology, Inc.
filed 2011-11-10
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2011, 18,749,861 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2011	December 31, 2010
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,963	$6,562
Accounts receivable, net of allowances of $2,861 and $4,123, respectively	8,197	5,787
Deferred contract costs	1,409	536
Prepaid expenses and other current assets	2,397	1,105
Total current assets	18,966	13,990

Property and equipment, net	3,639	1,674
Intangible assets, net	12,554	5,732
Other assets	4,387	3,519
Goodwill	40,950	29,046
Total assets	$80,496	$53,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,402	$9,279
Accrued expenses and other current liabilities	11,589	6,831
Short-term debt	8,062	2,245
Deferred revenue	6,380	5,898
Total current liabilities	39,433	24,253

Long-term debt	22,022	12,020
Deferred revenue and other long-term liabilities	1,050	605
Total liabilities	62,505	36,878

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,749,861 and 17,880,254 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	62,199	61,497
Accumulated deficit	(43,801)	(44,129)
Accumulated other comprehensive loss	(409)	(287)
Total stockholders' equity	17,991	17,083
Total liabilities and stockholders' equity	$80,496	$53,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue:
Telecommunications services sold	$24,035	$20,011	$65,639	$60,304

Operating expenses:
Cost of telecommunications services provided	16,972	13,946	46,164	42,641
Selling, general and administrative expense	4,641	4,500	13,719	13,217
Restructuring costs, employee termination and other items	-	-	958	-
Depreciation and amortization	1,160	688	2,725	2,105

Total operating expenses	22,773	19,134	63,566	57,963

Operating income	1,262	877	2,073	2,341

Other income (expense):
Interest expense, net	(803)	(370)	(1,579)	(1,063)
Other income (expense), net	5	(67)	(77)	(287)

Total other income (expense)	(798)	(437)	(1,656)	(1,350)

Income before income taxes	464	440	417	991

Provision for (benefit from) income taxes	21	(9)	89	74

Net income	$443	$449	$328	$917

Earnings per share:
Basic	$0.02	$0.03	$0.02	$0.05
Diluted	$0.02	$0.03	$0.02	$0.05

Weighted average shares:
Basic	18,717,614	16,767,451	18,549,996	16,718,007
Diluted	18,952,606	16,974,514	18,771,319	16,951,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2010	17,880,254	$2	$61,497	$(44,129)	$(287)	$17,083

Share-based compensation for options issued	-	-	134	-	-	134

Share-based compensation for restricted stock issued	459,607	-	321	-	-	321

Shares issued related to December 2009 acquisition	210,000	-	-	-	-	-

Shares issued in February 2011 units offering	200,000	-	247	-	-	247

Comprehensive income (loss):
Net income	-	-	-	328	-	328
Change in accumulated foreign currency translation loss	-	-	-	-	(122)	(122)
Comprehensive income						206

Balance, September 30, 2011	18,749,861	$2	$62,199	$(43,801)	$(409)	$17,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net income	$328	$917
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,725	2,105
Shared -based compensation	455	504
Debt discount amortization	230	-
Change in fair value of warrant liability	(38)

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	362	746
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	(313)	(289)
Other assets	(773)	(3,084)
Accounts payable	(254)	(592)
Accrued expenses and other current liabilities	(425)	(3,877)
Deferred revenue and other long-term liabilities	(1,905)	224

Net cash provided by (used in) operating activities	392	(3,346)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,604)	-
Purchases of property and equipment	(480)	(135)

Net cash used in investing activities	(15,084)	(135)

Cash flows from financing activities:
Promissory note repayment	-	(250)
Principal payments on capital leases	(244)	(253)
Borrowing on line of credit	2,162	969
Repayment of term loan	(1,580)	-
Payment of notes payable	-	(3,146)
Payment of convertible notes payable	-	(4,000)
Issuance of term loan, net of fees	14,462	10,000
Issuance of sub ordinated notes	153	1,546
Issuance of units offering common shares	247	935

Net cash provided by financing activities	15,200	5,801

Effect of exchange rate changes on cash	(107)	(85)

Net increase in cash and cash equivalents	401	2,235

Cash and cash equivalents at beginning of period	6,562	5,548

Cash and cash equivalents at end of period	$6,963	$7,783

Supplemental disclosure of cash flow information
Cash paid for interest	$1,137	$300

Supplemental disclosure of non cash investing and financing activities (Note 3)
Packet Exchange acquisition related:
Fair value of liabilities assumed	$9,869	$-
Fair value of assets aquired	16,015	-
Fair value of promissory note	709	-
Fair value of warrant liability	389	-

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 11, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to prevent the information from being misleading.  The unaudited condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations.  The operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year 2011 or for any other interim period.  The December 31, 2010 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Accounting for Derivative Instruments

    The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging , which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the ASC 815 Subtopic 40, Contracts in Entity’s Own Equity , which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

    The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation . The Company evaluated the conversion feature embedded in its convertible notes payable based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities. As a result, the Company recorded a warrant liability in the amount of $427,000 at June 30, 2010, which is included in other long-term liabilities.  At September 30, 2011, the warrant liability was marked to market which resulted in a gain of $38,000 for the three and nine months then ended.  The balance of the warrant liability was $389,000 at September 30, 2011, which is included in other long-term liabilities.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, foreign currency translation adjustments are included in comprehensive loss and accumulated other comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Net income	$443	$449	$328	$917
Other comprehensive income (loss)
Change in accumulated foreign currency translation loss	108	(128)	(122)	(82)

Total comprehensive income	$551	$321	$206	$835

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its consolidated statements of income and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income.  ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our consolidated financial statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has early adopted the provisions of the ASU and, accordingly, has performed an assessment of qualitative factors as disclosed in Note 5.

NOTE 3 — ACQUISITION

On June 6, 2011, GTT acquired privately-held PacketExchange. Based in London, PacketExchange provides customized Ethernet network solutions for approximately 500 customers worldwide.  PacketExchange‘s redundant network stretches across over 20 major cities in Europe, USA and Asia.

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

	Three Months Ended September		Nine Months Ended September 30,
	2011	2010	2011	2010

Amounts in thousands, except per share data
Revenue	$24,035	$26,695	$76,370	$80,900

Net income (loss)	$443	$(920)	$(455)	$(654)

Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.02)	$(0.04)
Diluted	$0.02	$(0.05)	$(0.02)	$(0.04)

Basic	18,717,614	16,767,451	18,549,996	16,718,007
Diluted	18,952,606	16,767,451	18,549,996	16,718,007

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

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 64%, expected term of 5 years, risk-free interest rate of 1.6% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$389,000	$389,000

Rollforward of Level 3 liabilities are as follows:

Balance at December 31, 2010	$-
Issuance of warrants	427,000
Change in warrant liability	(38,000)
Balance at September 30, 2011	$389,000

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

  NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2011, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350.  On August 10, 2011, the FASB announced Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.

After performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount and, therefore, the first and second steps of the goodwill impairment test are unnecessary and concluded that no impairment existed.

During the second quarter of 2011, the Company recorded goodwill in the amount of $11.9 million in connection with the PacketExchange acquisition.  Additionally, $7.6 million of the purchase price was allocated to intangible assets related to customer relationships which are subject to straight-line amortization.

During the third quarter of 2011, the Company entered into a sales novation agreement which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder.  The Company valued the customer relationships from the novation and recorded $1.0 million in intangible assets.

     The following table summarizes the Company’s intangible assets as of September 30, 2011 and December 31, 2010 (amounts in thousands):

		September 30, 2011
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$13,378	$2,278	$11,100
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,358	173
Software	7 years	4,935	3,654	1,281
		$21,995	$9,441	$12,554

		December 31, 2010
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-5 years	$4,800	$1,186	$3,614
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,165	366
Software	7 years	4,935	3,183	1,752
		$13,417	$7,685	$5,732

Amortization expense was $0.7 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense was $1.8 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Estimated amortization expense related to intangible assets subject to amortization is as follows (amounts in thousands):

2011 remaining	$732
2012	2,889
2013	2,753
2014	2,149
2015	1,286
2016 and beyond	2,745
Total	$12,554

NOTE 6 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

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

Stock Options

The Company recognized compensation expense for stock options of approximately $43,000 and $47,000 for the three months ended September 30, 2011 and 2010, and approximately $134,000 and $130,000 for the nine months September 30, 2011 and 2010, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying unaudited condensed consolidated statements of income. The Company granted to employees 304,000 and 333,000 stock options with a total fair value of $278,000 and $310,000 during the nine months ended September 30, 2011 and 2010, respectively.

Restricted Stock

During the three and nine months ended September 30, 2011, the Company granted to certain employees and members of its Board of Directors restricted stock.   This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock.  Total noncash compensation expense is recorded in selling, general and administrative expenses.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended September 30, 2011
Restricted stock shares granted	-	32	32
Fair value of shares granted	$-	$38	$38
Restricted stock compensation expense	$-	$-	$95

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Nine months ended September 30, 2011
Restricted Stock Shares Granted	242	93	335
Fair Value of Shares Granted	$292	$112	$404
Restricted Stock Compensation Expense	$-	$-	$321

NOTE 7 — DEBT

The following summarizes the debt activity of the Company during the nine months ended September 30, 2011 (amounts in thousands):

			SVB Line of		Subordinated	Capital Lease/
	Total Debt	SVB Term Loan	Credit	BIA Note	Notes	Promissory Note

Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$-	$2,183	$244

Subordinated notes issuance	153	-	-	-	153	-

Debt discount amortization	230	-	-	27	203	-

Draw on Line of Credit	2,162	-	2,162	-	-	-

Increase in SVB Term Loan	6,333	6,333	-	-	-	-

Issuance of BIA Note, net of discount	8,073	-	-	8,073	-	-

Repayment of SVB Term Loan	(1,580)	(1,580)	-	-	-	-

Principal payments on capital lease	(244)	-	-	-	-	(244)

Seller Note Assumed	692	-	-	-	-	692

Debt obligation as of September 30, 2011	$30,084	$14,253	$4,500	$8,100	$2,539	$692

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

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provides for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing may be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

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

Warrant

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant (the “Warrant”) to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Warrant). Upon a change of control (as defined in the Purchase Agreement) or the repayment of the Notes prior to the maturity date of the Notes, the holder of the Warrant shall have the option to require the Company to repurchase the Warrant from the holder at a price equal to the value of the Warrant on the date of such change of control or repayment.  The Company evaluated the down round ratchet feature embedded in the Warrant and after considering ASC 480, Distinguishing Liabilities from Equity , which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,   Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the amount of $427,000.  At September 30, 2011, the warrant liability was marked to market which resulted in a gain of $38,000 for the three and nine months then ended.  The balance of the warrant liability was $389,000 at September 30, 2011, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $138,000 as of September 30, 2011.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010, the asset purchase agreement with Global Capacity expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013, and are included in long-term debt as of September 30, 2011. The remaining  $0.1 million of the February 2010 Units subordinated notes are included in short-term debt as of September 30, 2011.

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

As of September 30, 2011, the subordinated notes payable had a balance of $2.5 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.2 million of the notes held by officers and directors of the Company.

Promissory Note and Capital Lease

As part of the December 2009 acquisition, the Company assumed approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers, due in monthly installments and payable in full by October 2010.  The Company paid in full both the subordinated seller notes and the capital lease obligations as of September 30, 2011.

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million.

NOTE 8 — INCOME TAXES

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

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the nine months ended September 30, 2011, the Company incurred costs associated with executing and closing the PacketExchange, including legal fees, professional fees, transfer taxes and travel.  The Company also incurred costs associated with closing certain PacketExchange facilities.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows (amounts in thousands):

	Charges net of
	reversals	Cash uses	Total
Balance, December 31, 2010	$-	$-	$-
Legal, advisory, consulting fees	457	(310)	147
Transfer taxes and related fees	153	(108)	45
Lease abandonment	329	(20)	309
Travel and other expenses	19	(18)	1
Balance, September 30, 2011	$958	$(456)	$502

The majority of the remaining balance of restructuring costs, employee termination and other items as of September 30, 2011 is expected to be paid in 2011 and 2012.

NOTE 10 — EARNINGS PER SHARE

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator for basic and diluted EPS – income available to common stockholders	$443	$449	$328	$917

Denominator for basic EPS – weighted average shares	18,717,614	16,767,451	18,549,996	16,718,007
Effect of dilutive securities	234,991	207,063	221,323	233,031
Denominator for diluted EPS – weighted average shares	18,952,606	16,974,514	18,771,319	16,951,038

Earnings per share: Basic and diluted	$0.02	$0.03	$0.02	$0.05

 The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Class Z warrants	12,090	12,090	12,090	12,090
Convertible notes	-	970	-	970
Stock options	677	576	677	540
Totals	12,767	13,636	12,767	13,600

At September 30, 2011, we had 12,090,000 Class Z warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012.

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

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of September 30, 2011, our customer base was comprised of over 1,000 businesses.  Our five largest customers accounted for approximately 19% of consolidated revenues during the quarter ended September 30, 2011.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs.  As of September 30, 2011, the Company had 94 employees and employment costs comprised approximately 13% of total operating expenses for the nine months ended September 30, 2011.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver.  For the nine months ended September 30, 2011, approximately 71% of our consolidated revenue was earned from operations based in the United States. Approximately 22% of our revenue was generated from operations based in the United Kingdom and 7% from operations in Germany and Japan.

Critical Accounting Policies and Estimates

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its consolidated statements of income and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income.  ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our consolidated financial statements.

In September 2011, The FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has early adopted the provisions of the ASU, and accordingly, has performed an assessment of qualitative factors.

Results of Operations of the Company

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,
	2011	2010

Revenue	$24,035	$20,011
Cost of revenue	16,972	13,946

Gross margin	7,063	6,065
	29.4%	30.3%
Operating expenses, depreciation and amortization	5,801	5,188

Operating income	$1,262	$877

Net income	$443	$449

Revenue. Revenue for the three months ended September 30, 2011, was $24.0 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the three months ended September 30, 2010 was $20.0 million.  The increase in revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended September 30, 2011, were $17.0 million and $7.1 million, respectively. For the three months ended September 30, 2010, cost of revenue and gross margin were $13.9 million and $6.1 million, respectively. The increase in cost of revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $5.8 million and $5.2 million for the three months ended September 30, 2011 and 2010, respectively. The primary cause of the increase is associated with the increase in fixed assets and intangible assets from the PacketExchange acquisition, which produced a higher depreciation and amortization.  These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended September 30,
	2011	2010

Selling, general and administrative expenses (excluding noncash compensation)	$4,503	$4,350
Noncash compensation	138	150
Amortization of intangible assets	729	461
Depreciation	431	227

Totals	$5,801	$5,188

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Nine Months Ended September 30,
	2011	2010

Revenue	$65,639	$60,304
Cost of revenue	46,164	42,641

Gross margin	19,475	17,663
	29.7%	29.3%
Operating expenses, depreciation and amortization	17,402	15,322
Operating income	$2,073	$2,341

Net income	$328	$917

Revenue. Revenue for the nine months ended September 30, 2011, was $65.6 million, generated by services provided during the period to existing customers and new sales generated by the Company’s global sales organization. Revenue during the nine months ended September 30, 2010 was $60.3 million.  The increase in revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the nine months ended September 30, 2011, were $46.2 million and $19.5 million, respectively. For the nine months ended September 30, 2010, cost of revenue and gross margin were $42.6 million and $17.7 million, respectively. The increase in revenue was due primarily to the acquisition of PacketExchange which occurred on June 6, 2011.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $17.4 million and $15.3 million for the nine months ended September 30, 2011 and 2010, respectively. The primary cause of the increase is the $1.0 million in restructuring costs associated with the PacketExchange acquisition, including legal fees, professional fees, transfer taxes and travel, as well as the depreciation and amortization related to the PacketExchange assets acquired.   These changes are illustrated in the table below (amounts in thousands):

	Nine Months Ended September 30,
	2011	2010

Selling, general and administrative expenses (excluding noncash compensation)	$13,264	$12,713
Noncash compensation	455	504
Restructuring costs, employee termination and other items	958	-
Amortization of intangible assets	1,756	1,423
Depreciation	969	682

Totals	$17,402	$15,322

Liquidity and Capital Resources

Debt

The following summarizes the debt activity of the Company during the nine months ended September 30, 2011 (amounts in thousands):

			SVB Line of		Subordinated	Capital Lease/
	Total Debt	SVB Term Loan	Credit	BIA Note	Notes	Promissory Note

Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$-	$2,183	$244

Subordinated notes issuance	153	-	-	-	153	-

Debt discount amortization	230	-	-	27	203	-

Draw on Line of Credit	2,162	-	2,162	-	-	-

Increase in SVB Term Loan	6,333	6,333	-	-	-	-

Issuance of BIA Note, net of discount	8,073	-	-	8,073	-	-

Repayment of SVB Term Loan	(1,580)	(1,580)	-	-	-	-

Principal payments on capital lease	(244)	-	-	-	-	(244)

Seller Note Assumed	692	-	-	-	-	692

Debt obligation as of September 30, 2011	$30,084	$14,253	$4,500	$8,100	$2,539	$692

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

 Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provides for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing may be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million.  The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

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

Warrant

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant (the “Warrant”) to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Warrant). Upon a change of control (as defined in the Purchase Agreement) or the repayment of the Notes prior to the maturity date of the Notes, the holder of the Warrant shall have the option to require the Company to repurchase the Warrant from the holder at a price equal to the value of the Warrant on the date of such change of control or repayment.  The Company evaluated the down round ratchet feature embedded in the Warrant and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,   Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the amount of $427,000.  At September 30, 2011, the warrant liability was marked to market which resulted in a gain of $38,000 for the three and nine months then ended.  The balance of the warrant liability was $389,000 at September 30, 2011, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $138,000 as of September 30, 2011.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with Global Capacity. On April 30, 2010, the asset purchase agreement with Global Capacity expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013, and are included in long-term debt as of September 30, 2011. The remaining  $0.1 million of the February 2010 Units subordinated notes are included in short-term debt as of September 30, 2011.

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

As of September 30, 2011, the subordinated notes payable had a balance of $2.5 million. The balance includes notes totaling $1.9 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.2 million of the notes held by officers and directors of the Company.

Promissory Note and Capital Lease

As part of the December 2009 acquisition, the Company assumed approximately $0.6 million in capital lease obligations payable in monthly installments through April 2011 and issued approximately $0.3 million in subordinated seller notes to the sellers, due in monthly installments and payable in full by October 2010.  The Company paid in full both the subordinated seller notes and the capital lease obligations as of September 30, 2011.

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million.

Liquidity Assessment

Cash provided by operating activities for the nine months ended September 30, 2011 was $0.4 million. Cash used in operating activities for the nine months ended September 30, 2010, was $3.3 million.

Net cash used in investing activities for the nine months ended September 30, 2011 was $15.1 million, consisting primarily of the $14.6 million of cash used, net of cash acquired, in the acquisition of PacketExchange.  Net cash used in investing activities for the nine months ended September 30, 2010 was $135,000.

Cash provided by financing activities was approximately $15.2 million for the nine months ended September 30, 2011, primarily consisting of the $14.5 million, net of acquisition fees, in funds raised for the acquisition of PacketExchange.  Cash flows provided by financing activities were $5.8 million for the nine months ended September 30, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lenders. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2011 and 2010, the Company had interest expense, net of interest income, of approximately $1.6 million and $1.1 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 29% of the Company’s revenues for the nine months ended September 30, 2011 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the nine months ended September 30, 2011.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, GTT believes it has adequate provisions for any such matters and we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

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

For the nine months ended September 30, 2011, our five largest customers accounted for approximately 19% of our total service revenues. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenues could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of September 30, 2011, we had approximately $7.0 million in cash and cash equivalents and current liabilities $20.5 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2016, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests.

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

The majority of our business consists of integrating and reselling network capacity purchased from facility-based telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims or legal action against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. To the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.

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

Approximately 29% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

As of September 30, 2011, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of September 30, 2011, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or is otherwise generally eligible for sale in the public market at or soon after exercise or conversion.  Also, as of September 30, 2011, the Company issued to BIA Digital Partners a warrant to purchase from the Company 634,648 shares of the Company’s common stock at an exercise price equal to $1.144 per share.

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

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,572,071 shares of our common stock and 699,750 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of September 30, 2011, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 19% of our common stock. In addition, as of September 30, 2011, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Date:  November 10, 2011

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