Form 10-K
period 2011-12-31
Global Telecom & Technology, Inc.
filed 2012-03-27
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (7,308,383 shares) based on the $1.26 closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2011, was $9,208,563. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2012 there were outstanding 18,910,564 shares of the registrant’s common stock, par value $.0001 per share.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

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

PART I

ITEM 1.  BUSINESS

Background

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network operator delivering data services to large enterprise, government and carrier customers in over 80 countries worldwide. GTT provides customers with innovative connectivity solutions by utilizing our own network assets - linking over 100 Points of Presence across North America, Europe and Asia - and extending them through our 800 partners worldwide. Our Network as a Service proposition delivers flexible, reliable and scalable network infrastructure, capable of both public and secure private networking. We simplify network deployment by removing the complexity of multi-vendor solutions while offering the cost efficiencies of a single partner. For over 14 years GTT has provided world class project management, rapid service implementation and global 24/7 end-to-end solution monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf, and Denver.

Our Customers

As of December 31, 2011, our customer base was comprised of over 1,000 businesses. For the year ended December 31, 2011, no single customer accounted for more than 7% of our total consolidated revenue. Our five largest customers accounted for approximately 18% of consolidated revenue during the same period.

We provide services in over 80 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.

For the year ended December 31, 2011, approximately 72% of our revenue was attributable to our operations based in the United States, 21% was attributable to operations based in the United Kingdom, and 7% was attributable to operations based in Germany and Japan.

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

Our Suppliers and Network

As of December 31, 2011, we had over 800 supplier relationships worldwide from which we source bandwidth and other services and combine our own network assets to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts.

GTT has deployed network assets in North America, Europe and Asia to provide Dedicated Internet Access and Ethernet Transport services. GTT has network connectivity in all major U.S. cities and European cities, established Ethernet hubs with various carriers and multiple connections to Tier 1 IP providers.

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

Sales and Marketing

Because our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We therefore sell our services largely through a direct sales force located across the globe, as well as strong agent channel relationships, with principal concentration in the United States, the United Kingdom, and Germany. Most of our sales representatives have many years of experience in selling to multinational enterprises, governmental entities, service providers, and carriers. The average sales cycle can be as little as two to six weeks for existing customers and three to six months or longer for new customers with complicated service requirements.

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

Operations

Our global operations consist of two parts: global customer operations and global network operations and engineering.

Customer operations include project management and development of our Client Management Database (CMD) system. The global project management team assures the successful implementation of customer services after the sale. A project manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed.

Network operations and engineering is comprised of the global Network Operations Center (“NOC”), Engineering and Information and Communications Technology (“ICT”). The NOC receives, prioritizes, tracks, and resolves network outages or other customer needs, along with provisioning and testing of new services. Engineering provides support for the NOC and the sales team, as well as carrying out all provisioning for services utilizing GTT’s owned network assets (GTT Network Services). ICT manages all internal desktop and network and server infrastructure.

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

Employees

As of December 31, 2011, we had a total of 88 employees.

Executive Officers

Our executive officers and their respective ages and positions as of March 23, 2012 are as follows:

Richard D. Calder, Jr., 48, has served as our President, Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006 Mr. Calder served as President and Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder co-founded Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Mr. Calder previously held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.

H. Brian Thompson, 73, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer from January 2005 to October 2006 and from February 2007 to May 2007. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson was Chairman and CEO of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998, and became Vice Chairman of the board for Qwest until his resignation in December 1998. He previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI, was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. Mr. Thompson currently serves as a member of the board of directors of Axcelis Technologies, Inc, ICO Global Communications (Holdings) Ltd, Penske Automotive Group, and Sonus Networks, Inc., and is a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson holds a Master of Business Administration from Harvard Business School, and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Chris McKee, 44, has served as our General Counsel and Secretary since May 2008. Prior to joining us, Mr. McKee served as the Vice President and General Counsel of StarVox Communications, Inc. from June, 2007 to April 2008. From 2005 to 2007, Mr. McKee was the Vice President and Assistant General Counsel of Covad Communications Group Inc., a publicly held San Jose, California-based broadband provider of integrated voice and data communications nationwide. Prior to joining Covad, from 2002 to 2005, Mr. McKee served as Executive Director of Legal and Regulatory Affairs for XO Communications, Inc., a publicly held Reston, Virginia-based broadband provider of integrated voice and data communications nationwide. Mr. McKee previously, from 1998 to 2002, served as Deputy General Counsel of Net2000 Communications Inc., a publicly traded Herndon, Virginia-based telecommunications services provider. Prior to that, from 1994 to 1998, Mr. McKee was an associate at Washington, D.C.-based law firms Dickstein Shapiro LLP and Dow Lohnes PLLC. Mr. McKee received a Bachelor’s degree from Colby College and a Juris Doctor from Syracuse University.

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

Risks Relating to Our Business and Operations

We depend on several large customers, and the loss of one or more of these customers, or a significant decrease in total revenue from any of these customers, would likely reduce our revenue and income.

For the year ended December 31, 2011, our five largest customers accounted for approximately 18% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

If we are unable to compete successfully against our current and future competitors, our revenue and gross margin could decline and we would lose market share, which could materially and adversely affect our business.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. As of December 31, 2011, we had approximately $3.2 million in cash and cash equivalents and current liabilities $19.5 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2016, and if we are unable to satisfy our obligations the lenders could foreclose on their security interests.

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

The Company attempts to match its purchase of network capacity from its suppliers and its service commitments from its customers. However, from time to time the Company has obligations to its suppliers that exceed the duration of the Company’s related customer contracts or that are for capacity in excess of the amount for which it has Customer commitments. This could arise based upon the terms and conditions available from the Company’s suppliers, from an expectation of the Company that we will be able to utilize the excess capacity, as a result of a breach of a customer’s commitment to us, or to support fixed elements of the Company’s network. Under any of these circumstances, the Company would incur the cost of the network capacity from its supplier without having corresponding revenue from its customers, which could result in a material and adverse impact on the Company’s operating results.

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

We may be subject to legal claims and be liable for losses suffered by customers due to our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenue and gross margin. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and in certain cases, customers may be entitled to seek to terminate their contracts with us in case of prolonged or severe service disruptions or other outages.

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

Approximately 28% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the years ended December 31, 2011 and 2010, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of the filing of this Form 10-K, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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

As of December 31, 2011, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of December 31, 2011, we had 12,090,000 Class Z warrants, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,622,071 shares of our common stock and 699,750 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on December 31, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that as of December 31, 2011, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock and 923,900 Class Z warrants, each exercisable to purchase one share of our common stock. Based on the number of shares of our common stock outstanding on December 31, 2011 without taking into account their unexercised warrants, these funds would beneficially own approximately 19% of our common stock. In addition, as of December 31, 2011, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 12% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company does not own any real estate. Instead, all of the Company’s facilities are leased. GTT’s headquarters in McLean, Virginia are occupied under a lease that expires in December 2014. We also maintain offices in Denver, Colorado, London, England and Düsseldorf, Germany. The lease of our London, England facility expires in June 2012. The Company leases its facility in Düsseldorf, Germany under a multi-year lease that expires in May 2012. The lease of our Denver, Colorado offices expire in January 2013. We are currently evaluating our options with respect to our offices in Düsseldorf, Germany, and Denver, Colorado. We believe the necessary office space in these locations will be available on commercially reasonable terms.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol GTLT, and our Class Z warrants trade under the symbol GTLTZ. At March 23, 2012, we had outstanding 18,910,564 shares of our common stock and 12,090,000 Class Z Warrants. On April 10, 2010, our Class W Warrants of 12,090,000 expired at 5:00pm, New York City time.

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

	Common Stock		Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low
2010
First Quarter	$1.34	$0.90	$0.00	$0.00	$0.04	$0.02
Second Quarter	$1.32	$0.96	$0.00	$0.00	$0.04	$0.02
Third Quarter	$1.32	$0.82	-	-	$0.02	$0.01
Fourth Quarter	$1.30	$0.95	-	-	$0.01	$0.01
2011
First Quarter	$1.30	$1.05	-	-	$0.00	$0.00
Second Quarter	$1.26	$1.01	-	-	$0.01	$0.01
Third Quarter	$1.30	$1.10	-	-	$0.07	$0.01
Fourth Quarter	$1.40	$0.95	-	-	$0.01	$0.00

As of March 23, 2012 there were approximately 15 holders of record of our Class Z warrants.

Dividends

We have not paid any dividends on our common stock to date, and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing in certain promissory notes that we have issued preclude us from paying dividends until those notes are paid in full.

ITEM 6.  SELECTED FINANCIAL DATA

Not required as a Smaller Reporting Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

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

Overview

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network operator delivering data services to large enterprise, government and carrier customers in over 80 countries worldwide. GTT provides customers with innovative connectivity solutions by utilizing our own network assets - linking over 100 Points of Presence across North America, Europe and Asia - and extending them through our 800 partners worldwide. Our Network as a Service proposition delivers flexible, reliable and scalable network infrastructure, capable of both public and secure private networking. We simplify network deployment by removing the complexity of multi-vendor solutions while offering the cost efficiencies of a single partner. For over 14 years GTT has provided world class project management, rapid service implementation and global 24/7 end-to-end solution monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf, and Denver.

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of December 31, 2011, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 18% of consolidated revenue during the year ended December 31, 2011.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2011, the Company had 88 employees and employment costs comprised approximately 13% of total operating expenses for the year ended December 31, 2011.

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

Non-recurring fees, Deferred Revenue.  Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenue earned for providing provisioning services in connection with the delivery of recurring communications services is recognized ratably over the contractual term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed proportionally over the contractual term of service in the same manner as the deferred revenue arising from that contract. Deferred costs do not exceed deferred upfront fees. The Company believes the initial contractual term is the best estimate of the period of earnings.

Other Revenue.  From time to time, the Company recognizes revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. This revenue is earned when a customer cancels or terminates a service agreement prior to the end of its committed term. This revenue is recognized when billed if collectability is reasonably assured. In addition, the Company from time to time sells equipment in connection with data networking applications. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectability is reasonably assured.

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

Although the Company disputes erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. As of December 31, 2011, the Company had $3.4 million in billing errors disputed with suppliers, for which we have accrued $1.3 million in liabilities.

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

Goodwill and Intangible Assets

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The first step tests for impairment by applying fair value-based tests. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2011 and 2010 and concluded that no impairment existed.

Intangible assets are assets that lack physical substance, and are accounted for in accordance with ASC Topic 350 and ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10-35 provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2011 and 2010, the Company tested their intangible assets and concluded that no impairment existed.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

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

We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s federal tax returns for 2007, 2008, 2009 and 2010 are still open. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

Share-Based Compensation

On October 16, 2006, the Company adopted ASC Topic 718, Compensation — Stock Compensation which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and consultants based on estimated fair values.

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

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards. The Company accounts for non-employee share-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employee.

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

Recent Accounting Pronouncements

Reference is made to Note 2 (“Significant Accounting Policies”) of the consolidated financial statements, which commence on page F-7 of this report, which Note is incorporated herein by reference.

Results of Operations of the Company

Fiscal Year Ended December 31, 2011 compared to Fiscal Year Ended December 31, 2010

Overview.  The financial information presented in the table below comprises the audited consolidated financial information of the Company for the years ended December 31, 2011 and 2010 (amounts in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010

Revenue:
Telecommunications services sold	$91,188	$81,075

Operating expenses:
Cost of telecommunications services provided	64,198	57,022
Selling, general and administrative expense	18,597	18,021
Restructuring costs, employee termination and other items	958	-
Depreciation and amortization	3,896	2,791

Total operating expenses	87,649	77,834

Operating income	3,539	3,241

Other income (expense):
Interest expense, net	(2,491)	(1,407)
Other income (expense), net	(218)	(368)
Total other income (expense)	(2,709)	(1,775)

Income before income taxes	830	1,466

Provision for income taxes	575	96

Net income	$255	$1,370

Earnings per share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

Weighted average shares:
Basic	18,599,028	16,740,882
Diluted	18,820,380	16,971,396

Revenue.  The table below presents the components of revenue for the years ended December 31, 2011 and 2010:

Geographical Revenue	2011	2010

United States	72%	76%
United Kingdom	21%	15%
Germany	6%	9%
Japan	1%	0%
Totals	100%	100%

The shift in revenue geographically is the result of the acquisition of PacketExchange which occurred on June 6, 2011 and is predominately UK-based revenue.

Total revenue increased $10.1 million, or 12%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the acquisition of PacketExchange as well as increased sales to new and existing customers.

Costs of Service.  Total costs of service increased $7.2 million, or 13%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the PacketExchange acquisition as well as increased sales to new and existing customers.

Selling, General and Administrative Expenses.  SG&A increased $0.6 million, or 3% for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Restructuring costs, employee termination and non-recurring items. Restructuring costs increased by $1.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The cause of the increase is the $1.0 million in restructuring costs associated with the PacketExchange acquisition, including legal fees, professional fees, transfer taxes, and travel.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.1 million, or 39%, to $3.9 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was due primarily to the network assets and intangibles related to the PacketExchange acquisition.

Interest Expense.  Interest expense increased $1.1 million, or 77%, to $2.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was due to the additional debt incurred in connection with the PacketExchange acquisition.

Liquidity and Capital Resources (amounts in thousands)

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$3,249	$6,562
Debt	$27,989	$14,265

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents, the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for 2012. The Company’s current planned cash requirements for 2012 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

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

Operating Activities.  Net cash used in operating activities was $28,000 for the year ended December 31, 2011, driven primarily by an increase in accounts receivable, accrued expenses and other current liabilities and deferred revenue and other long-term liabilities and a decrease in accounts payable, offset by net income and depreciation and amortization.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2011 was $16.1 million, consisting primarily of the $14.6 million of cash used, net of cash acquired, in the acquisition of PacketExchange. Net cash used in investing activities for the year ended December 31, 2010 was $0.2 million.

Financing Activities.  Net cash provided by financing activities increased to $13.0 million for the year ended December 31, 2011 as compared to $3.5 million for the year ended December 31, 2010. This increase was due to the modified Term Loan with Silicon Valley Bank and the Purchase Agreement with BIA Digital Partners that was issued during the second quarter of 2011 in connection with the PacketExchange acquisition.

Effect of Exchange Rate Changes on Cash.  Effect of Exchange Rate Changes increased $0.1 million to $0.2 million for the year ended December 31, 2011 as compared to an effect of $0.1 million for the year ended December 31, 2010.

During 2011 and 2010, we made cash payments for interest totaling $2.2 million and $0.6 million, respectively. The increase in interest payments was a result of the modified Term Loan with Silicon Valley Bank and the Purchase Agreement with BIA Digital Partners that was issued during the second quarter of 2011.

Debt

The following summarizes the debt activity of the Company for the year ended December 31, 2011 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Subordinated Notes	Capital Lease/ Promissory Note

Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$-	$2,183	$244
Subordinated notes issuance	153	-	-	-	153	-
Issuance of BIA Note, net of discount	8,028	-	-	8,028	-	-
Debt discount amortization	316	-	-	50	266	-
Draw on Line of Credit	762	-	762	-	-	-
Increase in SVB Term Loan	6,333	6,333	-	-	-	-
Repayment of SVB Term Loan	(2,333)	(2,333)	-	-	-	-
Principal payments on capital lease	(244)	-	-	-	-	(244)
Seller Note Assumed	709	-	-	-	-	709

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$2,602	$709

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

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the notes. The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

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

Warrants

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Purchase Agreement). Upon the additional $1.0 million funding, the Company issued to BIA an additional warrant (together the “Warrants”) to purchase from the Company 63,225 shares of the Company’s common stock, at an exercise price equal to $1.181 per share.

The Company evaluated the down round ratchet feature embedded in the Warrants and after considering ASC 480, Distinguishing Liabilities from Equity , which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815, Derivatives and Hedging, the Company concluded the Warrants should be treated as a derivative and recorded a liability for the amount of $472,000.  At December 31, 2011, the warrant liability was marked to market which resulted in a gain of $42,000 for the year end.  The balance of the warrant liability was $430,000 at December 31, 2011, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $178,000 as of December 31, 2011.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013, and are included in long-term debt as of December 31, 2011. The remaining $0.1 million of the February 2010 Units subordinated notes are included in short-term debt as of December 31, 2011.

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

As of December 31, 2011, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

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

Contractual Obligations and Commitments

As of December 31, 2011, the Company had total contractual obligations of approximately $97.8 million. Of these obligations, approximately $68.3 million, or 70% are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors through 2016. The Company generally tries to structure its contracts so the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, the Company will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.

Approximately $27.9 million, or 28%, of the total contractual obligations are associated with the Company’s debt which matures between 2012 and 2016.

Operating leases amount to $1.6 million, or 2% of total contractual obligations, which consist of building leases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2011 and 2010, the Company had interest expense, net of interest income, of approximately $2.5 million and $1.4 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 28% of the Company’s revenue for the year ended December 31, 2011 is derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenue is billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and internal control over financial reporting.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.
3.2(1)	Amended and Restated Bylaws dated October 15, 2006.
4.1(4)	Specimen of Common Stock Certificate of the Company.
4.2(4)	Specimen of Class W Warrant Certificate of the Company.
4.3(4)	Specimen of Class Z Warrant Certificate of the Company.
4.4(3)	Unit Purchase Option granted to HCFP/Brenner Securities LLC.
4.5(3)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
10.5(3)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.
10.6(1)	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10.8(1)	Form of Lock-up letter agreement entered into by the Registrant and the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10.9(4)	2006 Employee, Director and Consultant Stock Plan, as amended. On November 30, 2006, the Plan was amended to (i) change the termination date to May 21, 2016 and (ii) reflect the Company’s new corporate name.
10.10(2)	Form of Registration Rights Agreement.
10.11(1)	Form of Promissory Note issued to the stockholders of Global Internetworking, Inc., dated October 15, 2006.
10.12(5)	Note Amendment Agreement entered into by the Registrant and the former stockholders of Global Internetworking, Inc., dated November 13, 2007.
10.13(6)	Form of Stock Option Agreement.
10.14(6)	Form of Restricted Stock Agreement.
10.15(7)	Separation Agreement for D. Michael Keenan, dated February 23, 2007.
10.16(8)	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10.17(5)	Form of Exchange Agreement entered into by the Registrant and certain holders of promissory notes.
10.18(5)	Form of 10% Convertible Unsecured Subordinated Promissory Note.
10.19(9)	Loan and Security Agreement entered into by the Registrant, its subsidiary Global Telecom & Technology Americas, Inc. and Silicon Valley Bank, dated March 17, 2008.
10.20(10)	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.
10.21(11)	Employment Agreement for Eric A. Swank, dated February 2, 2009.
10.22(12)	Amended and Restated Loan and Security Agreement, dated June 16, 2009, between Silicon Valley Bank, Global Telecom & Technology, Inc. and Global Telecom & Technology Americas, Inc.
10.23(13)	Purchase Agreement, dated as of November 3, 2009, by and among Global Telecom & Technology Americas, Inc., GTT-EMEA, Limited, WBS Connect, LLC, TEK Channel Consulting, LLC, WBS Connect Europe Ltd., Scott Charter and Michael Hollander.
10.24(14)	Amendment, dated December 16, 2009, to the Purchase Agreement, dated as of November 2, 2009, by and among Global Telecom & Technology Americas, Inc., GTT-EMEA, Limited, WBS Connect, LLC, TEK Channel Consulting, LLC, WBS Connect Europe Ltd., Scott Charter and Michael Hollander.
10.25(14)	Waiver, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc.
10.26(14)	Promissory Note, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc. in favor of Scott Charter.
10.27(14)	Promissory Note, dated December 16, 2009, executed by Global Telecom & Technology Americas, Inc. in favor Michael Hollander.
10.28(14)	Guaranty, dated December 16, 2009, between Global Telecom & Technology, Inc. and Scott Charter.
10.29(14)	Guaranty, dated December 16, 2009, between Global Telecom & Technology, Inc. and Michael Hollander.
10.30(14)	Second Amended and Restated Loan and Security Agreement, dated December 16, 2009, between Silicon Valley Bank, Global Telecom & Technology, Inc., Global Telecom & Technology Americas, Inc., WBS Connect, LLC and GTT-EMEA, Ltd.
10.31(14)	Amended and Restated Unconditional Guaranty, dated December 16, 2009, executed by TEK Channel Consulting, LLC and GTT Global Telecom Government Services, LLC in favor of Silicon Valley Bank
10.32(14)	GTT-EMEA, Ltd. Debenture in favor of Silicon Valley Bank.

10.33(15)	Asset Purchase Agreement, dated December 31, 2009, by and among Capital Growth Systems, Inc., Global Capacity Group, Inc., Global Capacity Direct, LLC (f/k/a Vanco Direct USA, LLC) and Global Telecom & Technology Americas, Inc.
10.34(16)	Form of Promissory Note of Global Telecom & Technology, Inc. due February 8, 2012.
10.35(16)	Form of Note Amendment No. 2, dated as of January 14, 2010, by and between Global Telecom & Technology, Inc. and each holder of Global Telecom & Technology’s 10% promissory notes due December 31, 2010 and issued in October 2006.
10.36(16)	Note Amendment effective as of January 14, 2010, by and among Global Telecom & Technology, Inc. and the holders of Global Telecom & Technology’s 10% promissory notes due December 31, 2010 and issued in November 2007.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of J.H. Cohn LLP.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Accounting Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed October 19, 2006, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 30, 2006, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q filed November 14, 2006 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed November 14, 2007 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed April 17, 2007, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 23, 2007, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed May 10, 2007, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed March 20, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed August 4, 2008, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed February 5, 2009, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Form 8-K filed June 22, 2009, and incorporated herein by reference

(13)	Previously filed as an exhibit to the Registrant’s Form 8-K filed June 22, 2009, and incorporated herein by reference

(14)	Previously filed as an exhibit to the Registrant’s Form 8-K filed December 22, 2009, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Form 8-K filed January 6, 2010, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Form 8-K filed February 12, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: March 23, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Calder, Jr. and Michael R. Bauer, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 23, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)

/s/ Michael R. Bauer	Principal Accounting Officer and Treasurer
Michael R. Bauer

/s/ H. Brian Thompson	Chairman of the Board and Executive
H. Brian Thompson	Chairman

/s/ S. Joseph Bruno	Director
S. Joseph Bruno

/s/ Didier Delepine	Director
Didier Delepine

/s/ Rhodric C. Hackman	Director
Rhodric C. Hackman

/s/ Howard Janzen	Director
Howard Janzen

/s/ Morgan E. O’Brien	Director
Morgan E. O’Brien

/s/ Theodore B. Smith, III	Director
Theodore B. Smith, III

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Telecom & Technology, Inc.

We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York

March 23, 2012

Global Telecom & Technology, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$3,249	$6,562
Accounts receivable, net of allowances of $1,516 and $4,123, respectively	10,855	5,787
Deferred contract costs	1,831	536
Prepaid expenses and other current assets	2,197	1,105
Total current assets	18,132	13,990
Property and equipment, net	3,262	1,674
Intangible assets, net	11,828	5,732
Other assets	4,153	3,519
Goodwill	40,950	29,046
Total assets	$78,325	$53,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,457	$9,279
Accrued expenses and other current liabilities	8,325	6,831
Short-term debt	6,677	2,245
Deferred revenue	6,157	5,898
Total current liabilities	37,616	24,253

Long-term debt	21,312	12,020
Deferred revenue and other long-term liabilities	1,266	605
Total liabilities	60,194	36,878

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,674,860 and 17,880,254 shares issued and outstanding as of December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	62,442	61,497
Accumulated deficit	(43,874)	(44,129)
Accumulated other comprehensive loss	(439)	(287)
Total stockholders' equity	18,131	17,083
Total liabilities and stockholders' equity	$78,325	$53,961

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Income

(Amounts in thousands, except for share and per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010

Revenue:
Telecommunications services sold	$91,188	$81,075

Operating expenses:
Cost of telecommunications services provided	64,198	57,022
Selling, general and administrative expense	18,597	18,021
Restructuring costs, employee termination and other items	958	-
Depreciation and amortization	3,896	2,791

Total operating expenses	87,649	77,834

Operating income	3,539	3,241

Other income (expense):
Interest expense, net	(2,491)	(1,407)
Other income (expense), net	(218)	(368)
Total other income (expense)	(2,709)	(1,775)

Income before income taxes	830	1,466

Provision for income taxes	575	96

Net income	$255	$1,370

Earnings per share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

Weighted average shares:
Basic	18,599,028	16,740,882
Diluted	18,820,380	16,971,396

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2009	15,472,912	$2	$58,710	$(45,499)	$(199)	$13,014

Share-based compensation for options issued	-	-	171	-	-	171

Share-based compensation for restricted stock issued	417,682	-	473	-	-	473

Common shares issued in February 2010 units offering, net of refund	925,660	-	1,139	-	-	1,139

Stock options exercised	4,000	-	1	-	-	1

Shares issued in connection with December 2010 units offering	1,060,000	-	1,279	-	-	1,279

Cancellation of shares to be issued related to the December 2009 acquisition	-	-	(276)	-	-	(276)

Comprehensive income (loss)
Net income	-	-	-	1,370	-	1,370
Change in accumulated foreign currency loss on translation	-	-	-	-	(88)	(88)
Comprehensive income						1,282
Balance, December 31, 2010	17,880,254	2	61,497	(44,129)	(287)	17,083

Share-based compensation for options issued	-	-	171	-	-	171

Share-based compensation for restricted stock issued	384,606	-	527	-	-	527

Shares issued related to December 2009 acquisition	210,000	-	-	-	-	-

Shares issued in February 2011 units offering	200,000	-	247	-	-	247

Comprehensive income (loss):
Net income	-	-	-	255	-	255
Change in accumulated foreign currency translation loss	-	-	-	-	(152)	(152)
Comprehensive income						103

Balance, December 31, 2011	18,674,860	$2	$62,442	$(43,874)	$(439)	$18,131

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net income	$255	$1,370

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,896	2,791
Shared-based compensation	698	644
Debt discount amortization	316	-
Change in fair value of warrant liability	(42)	-

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,307)	3,310
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	(564)	(265)
Other assets	(108)	(3,120)
Accounts payable	2,829	(2,981)
Accrued expenses and other current liabilities	(3,124)	(3,988)
Deferred revenue and other long-term liabilities	(1,877)	51

Net cash used in operating activities	(28)	(2,188)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,604)	-
Purchase of customer list	(1,000)	-
Purchases of property and equipment	(530)	(186)

Net cash used in investing activities	(16,134)	(186)

Cash flows from financing activities:
Promissory note repayment	-	(250)
Principal payments on capital leases	(244)	(339)
Borrowing on line of credit	762	(740)
Repayment of term loan	(2,333)	9,500
Payment of notes payable	-	(4,000)
Payment of convertible notes payable	-	(3,171)
Issuance of term loan, net of fees	14,417	-
Issuance of subordinated notes	153	1,546
Issuance of units offering common shares	247	936

Net cash provided by financing activities	13,002	3,482

Effect of exchange rate changes on cash	(153)	(94)

Net decrease (increase) in cash and cash equivalents	(3,313)	1,014

Cash and cash equivalents at beginning of year	6,562	5,548

Cash and cash equivalents at end of year	$3,249	$6,562

Supplemental disclosure of cash flow information
Cash paid for interest	$2,175	$559

Supplemental disclosure of non cash investing and financing activities:

Fair value of PacketExchange liabilities assumed (Note 3)	$9,869	$-
Fair value of PacketExchange assets acquired (Note 3)	16,015	-
Fair value of promissory note assumed in PacketExchange acquisition (Note 3)	709	-
Non-cash increase in other assets due to the Packet Exchange acquisition	544	-
Fair value of warrant liability (Note 4)	472	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a global network operator delivering data services to large enterprise, government and carrier customers in over 80 countries worldwide. GTT provides customers with innovative connectivity solutions by utilizing our own network assets - linking over 100 Points of Presence across North America, Europe and Asia - and extending them through our 800 partners worldwide. Our Network as a Service proposition delivers flexible, reliable and scalable network infrastructure, capable of both public and secure private networking. We simplify network deployment by removing the complexity of multi-vendor solutions while offering the cost efficiencies of a single partner. For over 14 years GTT has provided world class project management, rapid service implementation and global 24/7 end-to-end solution monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf, and Denver.

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

GTTA’s subsidiaries include:

GTT Global Telecom Government Services, LLC

WBS Connect LLC

TEK Channel Consulting, LLC

PEUSA

PEINC

GTTE’s subsidiaries include:

European Telecommunications & Technology Inc., a Delaware corporation

Global Telecom & Technology Deutschland GmbH (formerly called ETT European Telecommunications & Technology Deutschland GmbH), a German corporation

ETT (European Telecommunications & Technology) Private Limited, an Indian corporation

European Telecommunications & Technology (S) Pte Limited, a Singapore corporation

ETT Network Services Limited, a United Kingdom corporation

WBS Connect Europe, Ltd.

PEIRL PacketExchange Ireland

PEX Hong Kong

PEX KK (Japan)

PEX (Singapore)

PEEL PacketExchange Europe

PEUK PacketExchange, Ltd.

PEML PacketExchange Metro

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates to be made by management include allowances for doubtful accounts, valuation of goodwill and other long-lived assets, accrual for billing disputes, and valuation of equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Non-recurring Fees, Deferred Revenue.  Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenue earned for providing provisioning services in connection with the delivery of recurring communications services is recognized ratably over the contractual term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed proportionally over the contractual term of service in the same manner as the deferred revenue arising from that contract. Deferred costs do not exceed deferred upfront fees. Based on operating activity, the Company believes the initial contractual term is the best estimate of the period of earnings.

Other Revenue.  From time to time, the Company recognizes revenue in the form of fixed or determinable cancellation (pre-installation) or termination (post-installation) charges imposed pursuant to the service contract. This revenue is earned when a customer cancels or terminates a service agreement prior to the end of its committed term. This revenue is recognized when billed if collectibility is reasonably assured. In addition, the Company from time to time sells equipment in connection with data networking applications. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectibility is reasonably assured.

Translation of Foreign Currencies

These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average exchange rate prevailing during the periods reported.

A summary of exchange rates used is as follows:

	U.S. Dollars / British Pounds Sterling		U.S. Dollars / Euro
	2011	2010	2011	2010

Closing exchange rate at December 31	1.55	1.55	1.29	1.33

Average exchange rate during the period	1.60	1.55	1.39	1.33

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

Other Income (Expense), Net

The Company recognized other expense, net of income, of $218,000 and $368,000 for the years ended December 31, 2011 and 2010, respectively, primarily comprised of the unrealized and realized transactional gains and losses on foreign exchange.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2011 and 2010, the total allowance for doubtful accounts was $1.5 million and $4.1 million, respectively.

Other Comprehensive Income

In addition to net income, comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Share-Based Compensation

Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Share-based compensation expense recognized under ASC Topic 718 was $0.7 million for both the years ended December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, share-based compensation expense related to stock option grants were both approximately $0.2 million.  Share-based compensation expense related to restricted stock awards were $0.5 million for both of the years ended December 31, 2011 and 2010. Share-based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010, included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for non-employee stock-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees. The Company did not issue any grants to non-employees in 2011. The Company issued non-employee grants of 107,502 shares in 2010.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. As a result, the Company recorded a warrant liability in the amount of $472,000 in 2011. At December 31, 2011, the warrant liability was marked to market which resulted in a gain of $42,000. The balance of the warrant liability was $430,000 at December 31, 2011, which is included in other long-term liabilities.

Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s federal tax returns for 2007, 2008, 2009 and 2010 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. The Company records taxes applicable under ASC Topic 605, Subtopic 45, Revenue Recognition — Principal Agent Considerations, on a net basis.

Net Income Per Share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Numerator for basic and diluted EPS – income available to common stockholders	$255	$1,370
Denominator for basic EPS – weighted average shares	18,599	16,741
Effect of dilutive securities	221	230
Denominator for diluted EPS – weighted average shares	18,820	16,971

Earnings per share: Basic and diluted	$0.01	$0.08

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Year Ended December 31,
	2011	2010
Class Z warrants	12,090	12,090
Stock options	658	504
Totals	12,748	12,594

At December 31, 2011 and 2010, we had 12,090,000 Class Z warrants outstanding, each of which entitles the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012.

Software Capitalization

Internal Use Software — The Company recognizes internal use software in accordance with ASC Topic 350-40, Internal-Use Software, which requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins when the software is ready for its intended use.

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

Goodwill

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired businesses. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The first step tests for impairment by applying fair value-based tests. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

Intangibles

Intangible assets are accounted for in accordance with ASC Topic 350 and ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10-35 provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years.

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

For the year ended December 31, 2011, open disputes totaled approximately $3.4 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $1.3 million in connection with these disputes as of December 31, 2011. As of December 31, 2010, open disputes totaled approximately $1.9 million and the Company determined the liability from these disputes to be $0.7 million.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income.  ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have an impact on our consolidated financial statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has early adopted the provisions of the ASU and, accordingly, has performed an assessment of qualitative factors further discussed in Note 5.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

NOTE 3 — ACQUISITION

On June 6, 2011, GTT acquired privately-held PacketExchange. Based in London, PacketExchange provides customized Ethernet network solutions for approximately 500 customers worldwide.  PacketExchange‘s redundant network stretches across over 20 major cities in Europe, the United States and Asia.

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
Acquired Assets:
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

	Year Ended December 31,
	2011	2010
Amounts in thousands, except per share data
Revenue	$101,919	$108,431

Net loss	$(528)	$(1,143)

Net loss per share:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

Basic	18,599,028	16,740,882
Diluted	18,599,028	16,740,882

During the year ended December 31, 2011, the Company settled outstanding contingent consideration resulting from the 2009 acquisition. The Company issued 210,000 shares of common stock, which had been fair valued as part of the purchase price allocation, and as such, no further charges were recorded.

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

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$430,000	$430,000

Rollforward of Level 3 liabilities are as follows:

Balance at December 31, 2010	$-
Issuance of warrants	472,000
Change in fair value of warrant liability	(42,000)
Balance at December 31, 2011	$430,000

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2011, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350. In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.

After performing the qualitative assessment, the Company determined that the fair value of the reporting unit is more likely than not greater than its carrying amount, and therefore the first and second steps of the goodwill impairment test are unnecessary and concluded that no impairment existed.

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

 The following table summarizes the Company’s intangible assets as of December 31, 2011 and 2010 (amounts in thousands):

		December 31, 2011
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$13,384	$2,827	$10,557
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,384	147
Software	7 years	4,935	3,811	1,124
		$22,001	$10,173	$11,828

		December 31, 2010
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-5 years	$4,800	$1,186	$3,614
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,165	366
Software	7 years	4,935	3,183	1,752
		$13,417	$7,685	$5,732

Amortization expense was $2.5 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2011 in each of the years subsequent to December 31, 2011 is as follows (amounts in thousands):

2012	$2,889
2013	2,753
2014	2,149
2015	1,286
2016	1,217
Thereafter	1,534
Total	$11,828

The following table summarizes the Company’s goodwill activity during the years ended December 31, 2011 and 2010 (amounts in thousands):

Balance December 31, 2009	$29,156
Measurement period adjustment related to the December 2009 acquisition	(110)
Balance December 31, 2010	29,046
Goodwill associated with the PacketExchange acquisition	11,904
Balance December 31, 2011	$40,950

NOTE 6 — PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Network equipment	$6,840	$3,803
Computer software	617	528
Leasehold improvements	527	527
Furniture and fixtures	248	248
Property and equipment, gross	8,232	5,106
Less accumulated depreciation and amortization	(4,970)	(3,432)

Property and equipment, net	$3,262	$1,674

Depreciation expense associated with property and equipment was $1.4 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2011 and 2010 (amounts in thousands):

	2011	2010

Accrued compensation and benefits	$1,280	$1,217
Accrued interest payable	144	184
Accrued taxes	856	1,343
Accrued carrier costs	4,258	3,792
Accrued other	1,787	295

	$8,325	$6,831

NOTE 8 — INCOME TAXES

The components of the provision for (benefit from) income taxes for the years ended December 31, 2011 and 2010 are as follows (amounts in thousands):

F-18

	2011	2010
Current:
Federal	$41	$70
State	31	26
Foreign	308	-

Subtotal	380	96

Deferred:
Federal	271	(452)
State	500	(58)
Foreign	104	545

Subtotal	875	35

Change in Valuation Allowance	(680)	(35)

Provision for income taxes	$575	$96

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31, 2011 and 2010:

	2011	2010

US federal statutory income tax rate	35.00%	35.00%
Permanent items	1.57	0.00
State taxes, net of federal benefit	7.58	-2.81
Foreign tax rate differential	9.95	-21.06
Change in valuation allowance	-64.88	-12.12
Stock compensation shortfalls	46.68	0.00
Intangibles	28.16	0.00
Other Items	5.28	7.57

Effective Tax Rate	69.34%	6.58%

In 2011, income before income taxes of $0.8 million consisted of $0.4 million domestic and $0.4 million foreign income. In 2010, income before income taxes of $1.5 million consisted of $0.4 million domestic and $1.1 million foreign income.

As of December 31, 2011, the Company has net operating loss (“NOL”) carryforwards of approximately $22.2 million for tax purposes which will be available to offset future income. The NOL carryforwards consist of $19.2 million in foreign NOL carryforward and $3.0 million in U.S. NOL carryforward. If not used, these carryforwards will expire between 2020 and 2029. The Company’s U.S. NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2006, the Company experienced such an ownership change.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (amounts in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,951	$5,201
Allowance for doubtful accounts	315	260
Fixed assets	394	338
Stock compensation	440	1,325
Miscellaneous items	155	150
Total deferred tax assets before valuation allowance	7,255	7,274
Less: valuation allowance	(6,059)	(6,739)
Total deferred tax assets	1,196	535

Deferred tax liabilities:
Identified intangibles	1,349	345
Miscellaneous items	211	190
Total deferred tax liabilities	1,560	535

Net deferred tax liability	$364	$-

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

The Company does not expect to remit earnings from its foreign subsidiaries. Earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of December 31, 2011 and 2010, the Company had no uncertain tax positions.

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the year ended December 31, 2011, the Company incurred costs associated with executing and closing the PacketExchange acquisition, including legal fees, professional fees, transfer taxes and travel.  The Company also incurred costs associated with closing certain PacketExchange facilities.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows (amounts in thousands):

	Charges net of reversals	Cash Payments	Total
Balance, December 31, 2010	$-	$-	$-
Legal, advisory, consulting fees	457	(418)	39
Transfer taxes and related fees	153	(153)	-
Lease abandonment	329	(211)	118
Travel and other expenses	19	(19)	-
Balance, December 31, 2011	$958	$(801)	$157

The majority of the remaining balance of restructuring costs as of December 31, 2011 is expected to be paid in 2012.

NOTE 10 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

Stock-Based Compensation Plan

The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the 2006 Plan. The maximum number of shares issuable over the term of the 2006 Plan is limited to 3,500,000 shares.

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

Stock Options

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The Company uses the simplified method under ASC Topic 718, Compensation — Stock Compensation, to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2011	2010
Volatility	59.8% - 92.4%	93.5% - 97.2%
Risk free rate	1.2% - 2.5%	1.5% - 3.0%
Term	6.25	6.25
Dividend yield	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2011 is based on awards ultimately expected to vest, reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During both of the years ended December 31, 2011 and 2010, the Company recognized compensation expense of $0.2 million, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2011, 313,000 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2011:

				Weighted Average
		Weighted Average	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Fair Value	Life (Years)	Value

Balance at December 31, 2010	880,156	$1.20	$0.86	7.86	$281,330
Granted	313,500	1.21	0.91	-	-
Exercised	-	-	-	-	-
Forfeited	(125,999)	1.16	0.39	-	-
Balance at December 31, 2011	1,067,657	$1.20	$0.87	7.56	$228,298

Exercisable	280,196	$0.54	$0.40	6.56	$180,003

The Company expects the total options outstanding at December 31, 2011 to vest.

As of December 31, 2011, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows (amounts in thousands):

Year ending December 2012	$147
Year ending December 2013	130
Year ending December 2014	82
Year ending December 2015	13
Total	$372

The fair value of share based compensation for options that vested as of December 31, 2011 was $0.4 million.

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of ASC Topic 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During both of the years ended December 31, 2011 and 2010, the Company recognized compensation expense related to restricted stock of $0.5 million, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

The following table summarizes restricted stock activity during the years ended December 31, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value
Nonvested Balance at January 1,	667,499	$0.91	667,499	$0.91
Granted	386,387	1.20	417,682	1.24
Forfeited	(90,375)	1.07	-	-
Vested	(376,422)	1.19	(417,682)	1.19
Nonvested Balance at December 31,	587,089	$0.91	667,499	$0.91

As of December 31, 2011, the unvested portion of share-based compensation expense attributable to restricted stock amounts to $0.4 million which is expected to vest and be recognized during a weighted-average period of 1.3 years.

NOTE 11 — DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the IRC that covers substantially all US based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2011 and 2010, the Company matched 35% and 25%, respectively, of employees’ contributions to the plan. The Company’s 401(k) expense was $59,000 in 2011 and $63,000 in 2010.

NOTE 12 — DEBT

The following summarizes the debt activity of the Company during 2011 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Subordinated Notes	Capital Lease/ Promissory Note

Debt obligation as of December 31, 2010	$14,265	$9,500	$2,338	$-	$2,183	$244
Subordinated notes issuance	153	-	-	-	153	-
Issuance of BIA Note, net of discount	8,028	-	-	8,028	-	-
Debt discount amortization	316	-	-	50	266	-
Draw on Line of Credit	762	-	762	-	-	-
Increase in SVB Term Loan	6,333	6,333	-	-	-	-
Repayment of SVB Term Loan	(2,333)	(2,333)	-	-	-	-
Principal payments on capital lease	(244)	-	-	-	-	(244)
Seller Note Assumed	709	-	-	-	-	709

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$2,602	$709

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at December 31, 2011 (amounts in thousands):

Total Debt
2012	$6,677
2013	5,734
2014	3,000
2015	11,078
2016	1,500
$27,989

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

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the issuance of warrants, and the discount is being amortized, into interest expense, over the life of the notes. The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

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

Warrants

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Purchase Agreement). Upon the additional $1.0 million funding, the Company issued to BIA an additional warrant (together the “Warrants”) to purchase from the Company 63,225 shares of the Company’s common stock, at an exercise price equal to $1.181 per share.

The Company evaluated the down round ratchet feature embedded in the Warrants and after considering ASC 480, Distinguishing Liabilities from Equity , which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815, Derivatives and Hedging. The Company concluded the warrants should be treated as a derivative and recorded a liability for the amount of $472,000.  At December 31, 2011, the warrant liability was marked to market which resulted in a gain of $42,000 for the year end.  The balance of the warrant liability was $430,000 at December 31, 2011, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock, and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense, over the life of the notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $178,000 as of December 31, 2011.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013, and are included in long-term debt as of December 31, 2011. The remaining $0.1 million of the February 2010 Units subordinated notes are included in short-term debt as of December 31, 2011.

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

As of December 31, 2011, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

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

NOTE 13 — CONCENTRATIONS

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. At times during the periods presented, the Company had funds in excess of $250,000 insured by the US Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2011, approximately $2.4 million of the Company’s deposits were held at institutions as balances in excess of the US Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

For the year ended December 31, 2011, no single customer exceeded 7% of total consolidated revenue. For the year ended December 31, 2010, no single customer exceeded 5% of total consolidated revenue.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Commitment — Leases

GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $100,000 supported by hypothecation of a Certificate of Deposit held by the underlying bank in the same amount.

Office Space and Operating Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in McLean, Virginia (lease expires December 2014), London (United Kingdom), (lease expires June 2012), Düsseldorf (Germany), (lease expires May 2012), and Denver, Colorado (lease expires January 2013). The Company gained additional lease obligations with the acquisition of PacketExchange in Los Angeles, California (lease expires June 2012) and in London (United Kingdom), (lease expires April 2014). The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $1.3 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.

The Company terminated the operating lease agreements related to vehicles as of December 31, 2011. Total expense under vehicle leases was $25,000 and $33,000 for the years ended December 31, 2011 and 2010, respectively.

Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2011 (amounts in thousands):

Office Space

2012	$731
2013	481
2014	387
$1,599

Commitments-Supply agreements

As of December 31, 2011, the Company had supplier agreement purchase obligations of $68.0 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are generally such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under supplier contractual agreements are as follows at December 31, 2011 (amounts in thousands):

Supplier Agreements

2012	$10,538
2013	17,943
2014	11,411
2015	24,015
2016	4,357
$68,264

If a customer disconnects its service before the term ordered from the vendor expires, and if GTT were unable to find another customer for the capacity, GTT may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTT were to order replacement service with the vendor of equal or greater value to the service cancelled. Additionally, the Company maintains some fixed network costs and from time to time if it deems portions of the network are not economically beneficial, the Company may disconnect those portions and potentially incur early termination liabilities. As of December 31, 2011, the Company has $0.5 million accrued for early termination liabilities.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2011 and 2010, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $1.1 million and $2.6 million, respectively.

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

NOTE 15 — FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The Company’s financial data by geographic area is as follows:

	US	UK	Germany	Japan	Total GTT
2011
Revenues by geographic area	$65,364	$19,522	$6,044	$258	$91,188
Long-lived assets at December 31	$44,430	$14,065	$41	$-	$58,536

2010
Revenues by geographic area	$61,685	$11,857	$7,533	$-	$81,075
Long-lived assets at December 31	$39,571	$509	$8	$-	$40,088

