Form 10-Q
period 2012-03-31
Global Telecom & Technology, Inc.
filed 2012-05-11
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012, 18,921,798 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
		(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,219	$3,249
Accounts receivable, net of allowances of $1,603 and $1,516, respectively	10,208	10,855
Deferred contract costs	1,757	1,831
Prepaid expenses and other current assets	1,635	2,197
Total current assets	17,819	18,132
Property and equipment, net	3,003	3,262
Intangible assets, net	11,090	11,828
Other assets	4,158	4,153
Goodwill	40,950	40,950
Total assets	$77,020	$78,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,090	$16,457
Accrued expenses and other current liabilities	6,399	8,325
Short-term debt	8,048	6,677
Deferred revenue	5,903	6,157
Total current liabilities	37,440	37,616
Long-term debt	19,721	21,312
Deferred revenue and other long-term liabilities	1,973	1,266
Total liabilities	59,134	60,194

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,921,798 and 18,674,860 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	62,589	62,442
Accumulated deficit	(44,123)	(43,874)
Accumulated other comprehensive loss	(582)	(439)
Total stockholders' equity	17,886	18,131
Total liabilities and stockholders' equity	$77,020	$78,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue:
Telecommunications services sold	$24,718	$20,402

Operating expenses:
Cost of telecommunications services provided	17,467	14,383
Selling, general and administrative expense	4,728	4,472
Depreciation and amortization	1,138	676

Total operating expenses	23,333	19,531

Operating income	1,385	871

Other income (expense):
Interest expense, net	(850)	(316)
Other income (expense), net	(648)	(58)
Total other income (expense)	(1,498)	(374)

Income (loss) before income taxes	(113)	497

Provision for income taxes	136	34

Net income (loss)	$(249)	$463

Earnings (loss) per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

Weighted average shares:
Basic	18,782,701	18,239,307
Diluted	18,782,701	18,463,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net (loss) income	$(249)	$463

Other comprehensive income (loss):
Change in accumulated foreign currency translation loss	(143)	(23)
Comprehensive income (loss)	$(392)	$440

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2011	18,674,860	$2	$62,442	$(43,874)	$(439)	$18,131

Share-based compensation for options issued	-	-	51	-	-	51

Share-based compensation for restricted stock issued	212,655	-	93	-	-	93

Stock options exercised	34,282	-	3	-	-	3

Net loss	-	-	-	(249)	-	(249)

Comprehensive loss	-	-	-	-	(143)	(143)

Balance, March 31, 2012	18,921,797	$2	$62,589	$(44,123)	$(582)	$17,886

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net income (loss)	$(249)	$463
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,138	676
Shared-based compensation	147	161
Debt discount amortization	71	66
Change in fair value of warrant liability	694	-

Changes in operating assets and liabilities:
Accounts receivable, net	785	862
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	689	(807)
Other assets	60	42
Accounts payable	412	506
Accrued expenses and other current liabilities	(1,963)	(1,677)
Deferred revenue and other long-term liabilities	(624)	(213)

Net cash provided by operating activities	1,160	79

Cash flows from investing activities:
Purchases of property and equipment	(101)	(74)

Net cash used in investing activities	(101)	(74)

Cash flows from financing activities:
Principal payments on promissory note	(236)	(94)
Borrowing on line of credit	800	(838)
Repayment of term loan	(750)	(500)
Payment of subordinate notes payable	(105)	-
Issuance of subordinated notes	-	153
Issuance of units offering common shares	-	247

Net cash used in financing activities	(291)	(1,032)

Effect of exchange rate changes on cash	202	85

Net increase (decrease) in cash and cash equivalents	970	(942)

Cash and cash equivalents at beginning of year	3,249	6,562

Cash and cash equivalents at end of year	$4,219	$5,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$723	$208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

Global Telecom & Technology (“GTT or the “Company”) is a global network operator delivering managed data services to large enterprise, government and carrier customers in over 80 countries worldwide. GTT provides customers with innovative connectivity solutions by utilizing our own network assets - linking over 100 Points of Presence across North America, Europe and Asia - and extending them through our 800 partners worldwide. Our Network as a Service proposition delivers flexible, reliable and scalable network infrastructure, capable of both public and secure private networking. We simplify network deployment by removing the complexity of multi-vendor solutions while offering the cost efficiencies of a single partner. For over 14 years, GTT has provided world class project management, rapid service implementation and global 24/7 end-to-end solution monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf and Denver.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 27, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full fiscal year 2012 or for any other interim period. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no significant changes in the Company’s significant accounting policies as of March 31, 2012 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2011 Annual Report on Form 10-K.

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

Accounting for Derivative Instruments

    The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the ASC 815 Subtopic 40, Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

The Company also considers in ASC 815 the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. The Company recorded a warrant liability as of March 31, 2012 for $1.1 million, which is included in other long-term liabilities.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income, but that are excluded from net income. Specifically, cumulative foreign currency translation adjustments are included in comprehensive income and accumulated other comprehensive loss.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The Company adopted the guidance provided in ASU No. 2011-04 for interim and annual periods beginning after December 15, 2011. The adoption of these provisions did not have a material impact on the unaudited condensed consolidated statements of operations and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. The Company adopted the guidance in ASU 2011-05 for the fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 requires retrospective application and other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 did not have any impact on our consolidated financial statements.

In September 2011, The FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The Company has adopted the guidance of ASU 2011-08 for the annual and interim goodwill impairment tests performed for fiscal years early after December 15, 2011, and, accordingly, has performed an assessment of qualitative factors.

NOTE 3 — FAIR VALUE MEASUREMENTS

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements, as it relates to financial assets and financial liabilities. ASC 820 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. ASC 820 applies under other previously issued accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

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

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 64%, expected term of 4 years, risk-free interest rate of 1.4% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,124	$1,124

Rollforward of Level 3 liabilities is as follows (amounts in thousands):

Balance at December 31, 2011	$430
Issuance of warrants	-
Change in fair value of warrant liability	694
Balance at March 31, 2011	$1,124

The carrying amounts of cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of short-term and long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

NOTE 4 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

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

The Plans permit the granting of stock options and restricted stock to employees (including employee directors and officers) and consultants of the Company and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The options generally vest over four years with 25% of the option shares becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years. The Compensation committee of the Board of Directors, as administrator of the Plan, has the discretion to use a different vesting schedule.

Stock Options

The Company recognized compensation expense for stock options of approximately $51,000 and $45,000 for the three months ended March 31, 2012 and 2011, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 373,000 and 282,000 stock options with a total fair value of $390,000 and $264,000 during the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock

During the three months ended March 31, 2012, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total noncash compensation expense is recorded in selling, general and administrative (“SG&A”) expenses.

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended March 31, 2012
Restricted stock shares granted	210	16	226
Fair value of shares granted	$368	$37	$405
Restricted stock compensation expense	$56	$37	$93

NOTE 5 — DEBT

The following summarizes the debt activity of the Company during the three months ended March 31, 2012 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$2,602	$709
Debt discount amortization	71	-	-	23	48	-
Draw on Line of Credit	800	-	800	-	-	-
Principal payments	(1,091)	(750)	-	-	(105)	(236)

Debt obligation as of March 31, 2012	$27,769	$12,750	$3,900	$8,101	$2,545	$473

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

On April 30, 2012, the Line of Credit and the Term Loan were both modified. For a more detailed description of these changes, please refer to Note 8 “Subsequent Events”.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized into interest expense over the life of the Notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011, at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. As of March 31, 2012, there was no additional availability with BIA. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes. The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

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

The obligations of the Note Borrower under the Note Purchase Agreement are guaranteed by TEK and GTGS (GTGS and TEK, together, the “Note Guarantors”) pursuant to unconditional guaranties executed by each Guarantor in favor of BIA (each a “Note Guaranty”). Each Guaranty is secured by a second lien on each Guarantor’s tangible and intangible assets pursuant to a security agreement containing representations, warranties and covenants substantially similar to those made under the Note Purchase Agreement with respect to the Note Borrower. Pursuant to a pledge agreement (the “Pledge Agreement”) dated June 6, 2011, by and between BIA and the Company and GTTA, the obligations of the Note Borrower under the Note Purchase Agreement are also secured by a pledge in all of the equity interests of the Company and GTTA in their respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company and GTTA in their respective non-United States subsidiaries.

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

The Company evaluated the down round ratchet feature embedded in the Warrants and after considering ASC 480, Distinguishing Liabilities from Equity which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the Warrants should be treated as a derivative and recorded a liability for the original fair value amount of $0.5 million during 2011.  At March 31, 2012, the warrant liability was marked to market which resulted in an expense of $0.7 million.  The balance of the warrant liability was $1.1 million as of March 31, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units, consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $204,000 as of March 31, 2012.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid in February 2012. The $0.7 million of subordinate notes that mature on March 31, 2013 are included in short-term debt and the remaining notes of $1.9 million are included in long-term debt as of March 31, 2012.

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

On February 16, 2011, the Company and the holders of the December 2013 Units amended the offering solely to increase the aggregate principal amount available for issuance from $1.1 million to $1.6 million. On February 16, 2011, the Company also completed a financing transaction in which it issued 40 units, at a purchase price of $10,000 per unit, for gross proceeds of $0.4 million. Each unit was comprised of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of subordinated promissory notes.  The subordinated promissory notes were issued at a discount to face value of $47,000 and the discount is being amortized into interest expense over the life of the Notes.

As of March 31, 2012, the subordinated notes payable had a balance of $2.5 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of March 31, 2012, the remaining balance due was $0.5 million.

NOTE 6 — INCOME TAXES

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

A valuation allowance has been recorded against the Company’s deferred tax assets to the extent those assets are not offset by deferred tax liabilities which have a structural certainty of reversal or those assets that cannot be realized against prior period taxable income.

NOTE 7 — EARNINGS PER SHARE

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted EPS – income (loss) available to common stockholders	$(249)	$463
Denominator for basic EPS – weighted average shares	18,782,701	18,239,307
Effect of dilutive securities	-	223,867
Denominator for diluted EPS – weighted average shares	18,782,701	18,463,174

Earnings (loss) per share: basic and diluted	$(0.01)	$0.03

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended March 31,
	2012	2011
Class Z warrants	12,090	12,090
BIA warrant	698	-
Stock options	1,400	321
Totals	14,188	12,411

At March 31, 2012, we had 12,090,000 Class Z warrants outstanding, each of which entitled the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012.

NOTE 8 — SUBSEQUENT EVENTS

On April 10, 2012, the Class Z warrants expired. No Class Z warrants were exercised to purchase common stock.

On April 30, 2012, the Company entered into an agreement (the “Acquisition Agreement”) to acquire nLayer Communications, Inc. (“nLayer”) through the acquisition of all of the equity interests in nLayer. The closing of the acquisition occurred simultaneously with the signing of the Acquisition Agreement. In consideration for the equity interests in nLayer, GTTA paid the sellers an aggregate purchase price of $18.0 million, in cash, subject to a working capital adjustment and a reduction if nLayer’s revenue is lower than specified target levels during the two-year period after the closing of the acquisition.

At the closing, GTTA paid $12.0 million of the purchase price, and the remaining $6.0 million of the purchase price, subject to adjustment, will be paid over the two-year period after the closing. The sellers may elect to receive up to one-half of the post-closing payments to which they become entitled in the form of common stock of the Company, valued for this purpose at $2.45 per share.

To fund the Company’s acquisition of nLayer, the Company arranged financing with its existing senior lender, Silicon Valley Bank (“SVB”), in the form of modifications to the Company’s existing loan and security agreements with SVB that, among other matters, expands the amount of borrowing under the Company’s term loan facility. In addition, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing Purchase Agreement with BIA that expands the amount of borrowing under the Purchase Agreement and adds Plexus Fund II, L.P. (“Plexus”) as a new note purchaser and lender thereunder.

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into a Joinder and Second Loan Modification Agreement (the “Second Modification Agreement”) with SVB, which amends the Modification Agreement, dated June 29, 2011, as amended, by and among SVB and the Company.

The Second Modification Agreement increases the outstanding amount of the Term Loan by $7.5 million. The Term Loan matures on May 1, 2016. The Company will repay the Term Loan in sixteen (16) equal quarterly installments of principal, with each payment of principal being accompanied by a payment of accrued interest. Interest accrues on the outstanding balance of the Term Loan at a floating per annum rate equal to SVB’s prime rate plus 3.75%, unless the Company achieves certain performance criteria, in which case the interest rate will be equal to SVB’s prime rate plus 2.75%.

The aggregate principal amount of up to $5 million remains unchanged for the Line of Credit. The Line of Credit will mature on April 30, 2016, and the principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to SVB’s prime rate plus 2.75%, unless the Borrower achieves certain performance criteria, in which case the interest rate will be equal to SVB’s prime rate plus 1.75%.

Concurrent with the nLayer acquisition, on April 30, 2012, the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provides for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded. The remaining $2.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2012, which may be extended at the sole option of the Note Holders. The Amended Note Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Amended Note Purchase Agreement are secured by substantially all of the Note Borrower’s tangible and intangible assets pursuant to the Amended Note Purchase Agreement. In addition to the promissory note issued to Plexus, in connection with the Amended Note Purchase Agreement the Note Borrower issued an amended and restated promissory note to BIA, which note is on substantially the same terms as the note previously issued to BIA.

The Notes mature on June 6, 2016. The obligations evidenced by the Notes will bear interest at a rate of 13.5% per annum, of which (i) at least 11.5% per annum is payable, in cash, monthly in arrears on the last calendar day of each month (“Interest Payment Date”) in each year (“Cash Interest Portion”) and (ii) 2.0% per annum is, at the Company’s option, payable in cash or payable in-kind. If the Company achieves certain performance criteria, the obligations evidenced by the Notes will bear interest at a rate of 12.0% per annum, with a Cash Interest Portion of at least 11.0% per annum payable in arrears on each Interest Payment Date of each year.

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a Warrant (the “Warrant”) to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.208 per share (as adjusted from time to time as provided in the Warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the Warrant shall have the option to require the Company to repurchase from the holder the Warrant and any shares received upon exercise of the Warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any Warrant, less the exercise price per share. The Warrant contains customary representations, warranties and covenants. The Warrant was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Part II Item 1A of this quarterly report on Form 10-Q.

Overview

GTT is a global network operator delivering managed data services to large enterprise, government and carrier customers in over 80 countries worldwide. GTT provides customers with innovative connectivity solutions by utilizing our own network assets - linking over 100 Points of Presence across North America, Europe and Asia - and extending them through our 800 partners worldwide. Our Network as a Service proposition delivers flexible, reliable and scalable network infrastructure, capable of both public and secure private networking. We simplify network deployment by removing the complexity of multi-vendor solutions while offering the cost efficiencies of a single partner. For over 14 years, GTT has provided world class project management, rapid service implementation and global 24/7 end-to-end solution monitoring and support. GTT is headquartered in the Washington, DC metro region with offices in London, Dusseldorf and Denver.

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of March 31, 2012, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 20% of consolidated revenues during the quarter ended March 31, 2012.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2012, the Company had 90 employees and employment costs comprised approximately 11% of total operating expenses for the three months ended March 31, 2012.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver. For the three months ended March 31, 2012, approximately 72% of our consolidated revenue was earned from operations based in the United States. Approximately 22% of our revenue was generated from operations based in the United Kingdom and 6% from operations in other countries.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates as of March 31, 2012, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2011 Annual Report on Form 10-K.

Results of Operations of the Company

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011

Revenue	$24,718	$20,402
Cost of revenue	17,467	14,383

Gross margin	7,251	6,019
	29.3%	29.5%
Operating expenses, depreciation and amortization	5,866	5,148

Operating income	$1,385	$871

Net (loss) income	$(249)	$463

Revenue. Revenue for the three months ended March 31, 2012, was $24.7 million. Revenue for the three months ended March 31, 2011, was $20.4 million. The increase in revenue is primarily due to the acquisition of PacketExchange in June 2011 as well as increased sales to new and existing customers.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2012, were $17.5 million and $7.3 million, respectively. For the three months ended March 31, 2011, cost of revenue and gross margin were $14.4 million and $6.0 million, respectively. The primary cause of the increase is primarily due to the PacketExchange acquisition as well as increased sales to new and existing customers.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $5.9 million and $5.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase was due primarily the depreciation and amortization of the network and intangible assets obtained in the PacketExchange acquisition. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended March 31,
	2012	2011

Selling, general and administrative expenses (excluding noncash compensation)	$4,584	$4,311
Noncash compensation	144	161
Amortization of intangible assets	722	461
Depreciation	416	215
Totals	$5,866	$5,148

Liquidity and Capital Resources

Debt

The following summarizes the debt activity of the Company during the three months ended March 31, 2012 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$2,602	$709
Debt discount amortization	71	-	-	23	48	-
Draw on Line of Credit	800	-	800	-	-	-
Principal payments	(1,091)	(750)	-	-	(105)	(236)

Debt obligation as of March 31, 2012	$27,769	$12,750	$3,900	$8,101	$2,545	$473

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

On April 30, 2012, the Line of Credit and the Term Loan were both modified. For a more detailed description of these changes, please refer to Note 8, “Subsequent Events”.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the Modification Agreement, on June 6, 2011, the Company and its subsidiaries GTTA, WBS, PEUSA and PEINC (collectively, the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized into interest expense over the life of the Notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011, at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. As of March 31, 2012, there was no additional availability with BIA. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes. The Purchase Agreement contains customary representations, warranties and covenants of the Note Borrower and customary events of default. The obligations of the Note Borrower under the Purchase Agreement are secured by substantially all of Borrower’s tangible and intangible assets pursuant to the Purchase Agreement.

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

The obligations of the Note Borrower under the Note Purchase Agreement are guaranteed by TEK and GTGS (GTGS and TEK, together, the “Note Guarantors”) pursuant to unconditional guaranties executed by each Guarantor in favor of BIA (each a “Note Guaranty”). Each Guaranty is secured by a second lien on each Guarantor’s tangible and intangible assets pursuant to a security agreement containing representations, warranties and covenants substantially similar to those made under the Note Purchase Agreement with respect to the Note Borrower. Pursuant to a pledge agreement (the “Pledge Agreement”) dated June 6, 2011, by and between BIA and the Company and GTTA, the obligations of the Note Borrower under the Note Purchase Agreement are also secured by a pledge in all of the equity interests of the Company and GTTA in their respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company and GTTA in their respective non-United States subsidiaries.

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

The Company evaluated the down round ratchet feature embedded in the Warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the Warrants should be treated as a derivative and recorded a liability for the original fair value amount of $0.5 million during 2011.  At March 31, 2012, the warrant liability was marked to market which resulted in an expense of $0.7 million.  The balance of the warrant liability was $1.1 million as of March 31, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units, consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized, into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $204,000 as of March 31, 2012.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid in February 2012. The $0.7 million of subordinate notes that mature on March 31, 2013 are included in short-term debt and the remaining notes of $1.9 million are included in long-term debt as of March 31, 2012.

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

On February 16, 2011, the Company and the holders of the December 2013 Units amended the offering solely to increase the aggregate principal amount available for issuance from $1.1 million to $1.6 million. On February 16, 2011, the Company also completed a financing transaction in which it issued 40 units, at a purchase price of $10,000 per unit, for gross proceeds of $0.4 million. Each unit was comprised of 5,000 shares of the Company’s common stock, and $5,000 in principal amount of subordinated promissory notes.  The subordinated promissory notes were issued at a discount to face value of $47,000 and the discount is being amortized into interest expense over the life of the Notes.

As of March 31, 2012, the subordinated notes payable had a balance of $2.5 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of March 31, 2012, the remaining balance due was $0.5 million.

Liquidity Assessment

Cash provided by operating activities for the three months ended March 31, 2012 was $1.2 million. Cash provided by operating activities for the three months ended March 31, 2011, was $0.1 million.

Cash used in financing activities was approximately $0.3 million for the three months ended March 31, 2012, driven primarily by the repayment on the Term Loan and promissory note net of advances on the line of credit. Cash flows used in financing activities were $1.0 million for the three months ended March 31, 2011.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash and cash equivalents, the availability under the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations. The Company’s current planned cash requirements for 2011 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from services arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2012 and 2011, the Company had interest expense, net of interest income, of approximately $0.9 million and $0.3 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 28% of the Company’s revenues for the three months ended March 31, 2012 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of its Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”).

Based on our evaluation, our CEO and PAO concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure.

The CEO and the PAO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including our CEO and PAO, does not expect that disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2012, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.

ITEM 1A. RISK FACTORS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not presently known to us, which we currently deem to be immaterial or which are similar to those faced by other companies in this industry or business in general, may also affect our business, financial condition and/or operating results.  If any of these risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. We do not believe that the risks and uncertainties described in the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have materially changed other than as set forth below.

Risks Relating to Our Business and Operations

We depend on several large customers, and the loss of one or more of these customers, or a significant decrease in total revenue from any of these customers, would likely reduce our revenue and income.

For the three months ended March 31, 2012, our five largest customers accounted for approximately 20% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

If our customers elect to terminate their agreements with us, our business, financial condition and results of operations may be adversely affected.

Our services are sold under agreements that generally have initial terms of between one and three years. Following the initial terms, these agreements generally automatically renew for successive month-to-month, quarterly or annual periods, but can be terminated by the customer without cause with relatively little notice during a renewal period. In addition, certain government customers may have rights under Federal law with respect to termination for convenience that can serve to minimize or eliminate altogether the liability payable by that customer in the event of early termination. Our customers may elect to terminate their agreements as a result of a number of factors, including their level of satisfaction with the services they are receiving, their ability to continue their operations due to budgetary or other concerns and the availability and pricing of competing services. If customers elect to terminate their agreements with us, our business, financial condition and results of operation may be adversely affected.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of March 31, 2012, we had approximately $4.2 million in cash and cash equivalents and current liabilities $19.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

The Company attempts to match its purchase of network capacity from its suppliers and its service commitments from its customers. However, from time to time, the Company has obligations to its suppliers that exceed the duration of the Company’s related customer contracts or that are for capacity in excess of the amount for which it has Customer commitments. This could arise based upon the terms and conditions available from the Company’s suppliers, from an expectation of the Company that we will be able to utilize the excess capacity, as a result of a breach of a customer’s commitment to us, or to support fixed elements of the Company’s network. Under any of these circumstances, the Company would incur the cost of the network capacity from its supplier without having corresponding revenue from its customers, which could result in a material and adverse impact on the Company’s operating results.

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

We may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark, or copyright obtained by us will not be challenged, invalidated, or circumvented, and the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States or the member states of the European Union. Finally, although we intend to undertake reasonable measures to protect the proprietary assets of our combined operations, we cannot guarantee that we will be successful in all cases in protecting the trade secret status of certain significant intellectual property assets. If these assets should be misappropriated, if our intellectual property rights are otherwise infringed, or if a competitor should independently develop similar intellectual property, this could harm our ability to attract new clients, retain existing customers and generate revenue.

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

We continue to explore merger and acquisition opportunities and we may face difficulties if we acquire other businesses in the future including:

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

The market for telecommunications services is characterized by rapid change, as new technologies are developed and introduced, often rendering established technologies obsolete. For our business to remain competitive, we must continually update our service offerings to make new technologies available to our customers and prospects. To do so, we may have to expend significant management and sales resources, which may increase our operating costs. The success of our potential new service offerings is uncertain and would depend on a number of factors, including the acceptance by end-user customers of the telecommunications technologies which would underlie these new service offerings, the compatibility of these technologies with existing customer information technology systems and processes, the compatibility of these technologies with our then-existing systems and processes, and our ability to find third-party vendors that would be willing to provide these new technologies to us for delivery to our users. If we are unsuccessful in developing and selling new service offerings, our revenue may not grow as we anticipate or may decline.

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

In providing certain interstate and international telecommunications services, we must comply, or cause our customers or carriers to comply, with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. In offering services on an intrastate basis, we may also be subject to state laws and to regulation by state public utility commissions. Our international services may also be subject to regulation by foreign authorities and, in some markets, multinational authorities, such as the European Union. The costs of compliance with these regulations, including legal, operational and administrative expenses, may be substantial. In addition, delays in receiving or failure to obtain required regulatory approvals or the enactment of new or adverse legislation, regulations or regulatory requirements may have a material adverse effect on our financial condition, results of operations and cash flow.

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

The future success, strategic development and execution of our business will depend upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not maintain “key person” life insurance policies with respect to any of our employees, nor are we certain if any such policies will be obtained or maintained in the future. We may need to hire additional personnel in the future and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenue and to operate our business.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Risks Relating to Our Indebtedness

Our failure to comply with covenants in our Loan Agreement could result in our indebtedness being immediately due and payable and the loss of our assets.

Pursuant to the terms of our Loan Agreement with Silicon Valley Bank, we have pledged substantially all of our assets to the lender as security for our payment obligations under the Loan Agreement. If we fail to pay any of our indebtedness under this Loan Agreement when due, or if we breach any of the other covenants in the Loan Agreement, it may result in one or more events of default. An event of default under our Loan Agreement would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.

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

As of March 31, 2012, our indebtedness was substantial in comparison to our available cash. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

We do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be made by our Board of Directors and will depend upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

As of March 31, 2012, we had 12,090,000 Class Z warrants, each of which entitled the holder to purchase a share of our common stock at an exercise price of $5.00 per share on or before April 10, 2012. On April 10, 2012, the Class Z warrants expired. As of March 31, 2012, we had 634,648 warrants at an exercise price equal to $1.144 per share and 63,225 warrants, at an exercise price equal to $1.181 per share. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,646,171 shares of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2012, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of March 31, 2012, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2012, these funds would beneficially own approximately 18% of our common stock. In addition, as of March 31, 2012, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 14% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Principal Accounting Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

	By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: May 11, 2012

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Principal Accounting Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

