Form 10-Q
period 2012-06-30
Global Telecom & Technology, Inc.
filed 2012-08-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 14, 2012, 19,014,379 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
		(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,963	$3,249
Accounts receivable, net of allowances of $2,014 and $1,516, respectively	11,527	10,855
Deferred contract costs	1,648	1,831
Prepaid expenses and other current assets	1,116	2,197
Total current assets	19,254	18,132
Property and equipment, net	5,385	3,262
Intangible assets, net	22,489	11,828
Other assets	2,578	4,153
Goodwill	48,832	40,950
Total assets	$98,538	$78,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,249	$16,457
Accrued expenses and other current liabilities	11,715	8,325
Short-term debt	6,823	6,677
Deferred revenue	6,680	6,157
Total current liabilities	38,467	37,616
Long-term debt	36,800	21,312
Deferred revenue and other long-term liabilities	5,739	1,266
Total liabilities	81,006	60,194

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 19,014,379 and 18,674,860 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	62,737	62,442
Accumulated deficit	(44,625)	(43,874)
Accumulated other comprehensive loss	(582)	(439)
Total stockholders' equity	17,532	18,131
Total liabilities and stockholders' equity	$98,538	$78,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue:
Telecommunications services sold	$27,163	$21,202	$51,881	$41,604

Operating expenses:
Cost of telecommunications services provided	19,042	14,808	36,509	29,191
Selling, general and administrative expense	4,959	4,606	9,687	9,078
Restructuring costs, employee termination and other items	701	958	701	958
Depreciation and amortization	1,590	889	2,728	1,565

Total operating expenses	26,292	21,261	49,625	40,792

Operating income (loss)	871	(59)	2,256	812

Other income (expense):
Interest expense, net	(1,155)	(459)	(2,005)	(776)
Other income (expense), net	(93)	(24)	(741)	(81)
Total other income (expense)	(1,248)	(483)	(2,746)	(857)

Loss before income taxes	(377)	(542)	(490)	(45)

Provision for income taxes	124	35	261	68

Net loss	$(501)	$(577)	$(751)	$(113)

Earnings (loss) per share:
Basic	$(0.03)	$(0.03)	$(0.04)	$(0.01)
Diluted	$(0.03)	$(0.03)	$(0.04)	$(0.01)

Weighted average shares:
Basic	18,949,666	18,687,822	18,853,013	18,464,801
Diluted	18,949,666	18,687,822	18,853,013	18,464,801

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net loss	$(501)	$(577)	$(751)	$(113)

Other comprehensive loss:
Change in accumulated foreign currency translation loss	-	(24)	(143)	(14)
Comprehensive loss	$(501)	$(601)	$(894)	$(127)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2011	18,674,860	$2	$62,442	$(43,874)	$(439)	$18,131

Share-based compensation for options issued	-	-	103	-	-	103

Share-based compensation for restricted stock issued	299,612	-	189	-	-	189

Stock options exercised	39,907	-	3	-	-	3

Net loss	-	-	-	(751)	-	(751)

Comprehensive loss	-	-	-	-	(143)	(143)

Balance, June 30, 2012	19,014,379	$2	$62,737	$(44,625)	$(582)	$17,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(751)	$(113)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,728	1,565
Shared-based compensation	292	317
Debt discount amortization	139	135
Change in fair value of warrant liability	698	-

Changes in operating assets and liabilities:
Accounts receivable, net	354	774
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	1,284	(634)
Other assets	(1,778)	285
Accounts payable	(3,515)	3,538
Accrued expenses and other current liabilities	(1,372)	(2,409)
Deferred revenue and other long-term liabilities	391	(1,785)

Net cash (used in) provided by operating activities	(1,530)	1,673

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(12,000)	(14,604)
Purchases of property and equipment	(215)	(306)

Net cash used in investing activities	(12,215)	(14,910)

Cash flows from financing activities:
Principal payments on promissory note	(236)	(244)
(Repayment on) borrowing from line of credit	(3,100)	1,162
Repayment of term loan	(1,000)	(833)
Issuance of term loan	14,500	13,467
Issuance of Plexus note, net of discount	5,436	-
Payment of subordinate notes payable	(105)	-
Issuance of subordinated notes	-	153
Issuance of units offering common shares	-	247
Exercise of stock options	3	-

Net cash provided by financing activities	15,498	13,952

Effect of exchange rate changes on cash	(39)	91

Net increase in cash and cash equivalents	1,714	806

Cash and cash equivalents at beginning of period	3,249	6,562

Cash and cash equivalents at end of period	$4,963	$7,368

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,595	$508

Supplemental disclosure of non cash investing and financing activities (Note 4):
Measurement period adjustment related to PacketExchange acquisition	$744	$-
Adjustment related to August 2010 sales novations	2,885	-

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 27, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full fiscal year 2012 or for any other interim period. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no significant changes in the Company’s significant accounting policies as of June 30, 2012 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2011 Annual Report on Form 10-K.

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

The Company also considers in ASC 815 the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. The Company recorded a warrant liability as of June 30, 2012 for $1.7 million, which is included in other long-term liabilities.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that are included in comprehensive loss, but that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in comprehensive loss and accumulated other comprehensive loss.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The Company adopted the guidance of ASU 2011-08 for the fiscal years and interim goodwill impairment tests beginning after December 15, 2011, and, accordingly, has performed an assessment of qualitative factors.

NOTE 3 — ACQUISITION

On April 30, 2012, the Company entered into an agreement (the “Acquisition Agreement”) to acquire privately-owned Chicago-based, nLayer Communications, Inc. (“nLayer”) through the acquisition of all of the equity interests in nLayer. nLayer owns and operates its own continuously upgraded all-optical IP/MPLS network and provides wholesale IP transit, data transport, and managed networking services in major markets throughout North America and Europe.

The closing of the acquisition occurred simultaneously with the signing of the Acquisition Agreement. In consideration for the equity interests in nLayer, the Company agreed to pay the sellers $18.0 million, subject to a working capital adjustment and a reduction if nLayer’s revenue is lower than specified target levels during the two-year period after the closing of the acquisition.

At the closing, the Company paid $12.0 million, with the remaining $6.0 million, subject to adjustment, to be paid over the two-year period after the closing. The sellers may elect to receive up to one-half of the post-closing payments to which they become entitled in the form of common stock of the Company, valued for this purpose at $2.45 per share. As a result of this option, the Company valued the deferred consideration at $6.2 million.

The Company and the former stockholders of nLayer finalized an agreement to allow the Company to treat the acquisition as an asset purchase. This agreement will result in additional purchase price and goodwill. As a result of the agreement, book and tax bases will be the same.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of nLayer has been preliminarily allocated to nLayer’s assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, April 30, 2012. The Company estimated the fair value of nLayer’s assets and liabilities based on discussions with nLayer’s management, due diligence and information presented in financial statements.

Amounts in thousands
Purchase Price:
Cash consideration paid at closing	$12,000
Fair value of liabilities assumed	1,143
Fair value of deferred consideration	6,200
Total consideration	$19,343

Purchase Price Allocation:
Acquired Assets
Current assets	$1,148
Property and equipment	2,657
Intangible assets	8,400
Total fair value of assets acquired	12,205
Goodwill	7,138
Total consideration	$19,343

The following schedule presents unaudited consolidated pro forma results of operations as if the acquisition had occurred on January 1, 2011. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed January 1, 2011, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts in thousands, except per share data
Revenue	$28,543	$24,923	$57,405	$48,712

Net income (loss)	$(305)	$(78)	$38	$392

Net income (loss) per share:
Basic	$(0.02)	$-	$-	$0.02
Diluted	$(0.02)	$-	$-	$0.02

Basic	18,949,666	18,687,822	18,853,013	18,464,801
Diluted	18,949,666	18,687,822	19,703,236	18,679,290

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

During the second quarter of 2012, the Company recorded goodwill in the amount of $7.1 million in connection with the nLayer acquisition and in accordance with ASC Topic 350, Intangibles—Goodwill and Other.  Additionally, $8.4 million of the purchase price was allocated to intangible assets related to customer relationships and non-compete agreements which are subject to straight-line amortization.

The Company entered into a sales novation agreement during the second quarter of 2012 which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the novation and recorded $1.1 million in intangible assets.

Also during the second quarter of 2012, the Company completed a final measurement review of the PacketExchange goodwill that was initially recorded during the acquisition in the second quarter of 2011. In accordance with ASC Topic 805, Business Combinations, the Company recorded a $0.7 million measurement period adjustment. New information was obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.

The Company adjusted certain prepaid expenses and other assets relating to the August 2010 sales novation agreements, resulting in a $2.9 million increase to intangible assets. This was the result of a settlement agreement which triggered the re-characterization of the asset.

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$40,950
Goodwill associated with the nLayer acquisition	7,138
Measurement period adjustment related to the PacketExchange acquisition	744
Balance at June 30, 2012	$48,832

The following table summarizes the Company’s intangible assets as of June 30, 2012 and December 31, 2011 (amounts in thousands):

		June 30, 2012
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$25,019	$4,190	$20,829
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	4,331	3,481	850
Software	7 years	4,935	4,125	810
		$34,436	$11,947	$22,489

		December 31, 2011
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-5 years	$13,384	$2,827	$10,557
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,384	147
Software	7 years	4,935	3,811	1,124
		$22,001	$10,173	$11,828

Amortization expense was $1.1 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense was $1.8 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

Estimated amortization expense related to intangible assets subject to amortization is as follows (amounts in thousands):

2012 remaining	$2,916
2013	5,697
2014	5,093
2015	3,749
2016	2,960
2017 and beyond	2,074
Total	$22,489

NOTE 5 — FAIR VALUE MEASUREMENTS

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

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,692	$1,692

Rollforward of Level 3 liabilities is as follows (amounts in thousands):

Balance at December 31, 2011	$430
Issuance of warrants	564
Change in fair value of warrant liability	698
Balance at June 30, 2012	$1,692

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

NOTE 6 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

The Company adopted its 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) in October 2006. In addition to stock options, the Company may also grant restricted stock or other share-based awards under the 2006 Plan. The maximum number of shares issuable over the term of the 2006 Plan, as amended, is limited to 3,500,000 shares.

The Company adopted its 2011 Employee, Director and Consultant Stock Plan (the “2011 Plan”) in June 2011.  In addition to stock options, the Company may also grant restricted stock or other share-based awards under the 2011 Plan. The maximum number of shares issuable over the term of the 2011 Plan is limited to 3,000,000 shares.  The 2006 Plan will continue according to its terms.

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

Stock Options

The Company recognized compensation expense for stock options of approximately $52,000 and $47,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $103,000 and $91,000 for the six months ended June 30, 2012 and 2011, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 83,000 and 2,000 stock options with a total fair value of $110,000 and $1,000 during the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company granted to employees 456,000 and 284,000 stock options with a total fair value of $500,000 and $265,000, respectively.

Restricted Stock

During the three months ended June 30, 2012, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total noncash compensation expense is recorded in selling, general and administrative (“SG&A”) expenses.

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended June 30, 2012
Restricted stock shares granted	71	16	87
Fair value of shares granted	$160	$37	$197
Restricted stock compensation expense	$58	$37	$95

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Six months ended June 30, 2012
Restricted stock shares granted	281	32	313
Fair value of shares granted	$527	$75	$602
Restricted stock compensation expense	$115	$74	$189

NOTE 7 — DEBT

The following summarizes the debt activity of the Company during the six months ended June 30, 2012 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Plexus Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$-	$2,602	$709

Issuance of Plexus Note, net of discount	5,436	-	-	-	5,436	-	-

Debt discount amortization	139	-	-	47	22	70	-

Increase in SVB Term Loan	14,500	14,500	-	-	-	-	-

Repayment on Line of Credit	(3,100)	-	(3,100)	-	-	-	-

Principal payments	(1,341)	(1,000)	-	-	-	(105)	(236)

Debt obligation as of June 30, 2012	$43,623	$27,000	$-	$8,125	$5,458	$2,567	$473

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company (the “Borrower”) entered into a joinder and first loan modification agreement with Silicon Valley Bank (“SVB”), which amended the loan agreement, dated September 30, 2010, by and among SVB and the Company.

On April 30, 2012, in connection with the nLayer acquisition, the Company and nLayer entered into a modification agreement with SVB, which increased the outstanding amount of the Term Loan by $7.5 million, while the amount of the Line of Credit remains unchanged.

On May 23, 2012, the Company refinanced the Term Loan through a syndication led by SVB, which amends the loan agreement dated April 30, 2012, as amended, by and among SVB and the Borrower, which increased the outstanding amount of the Term Loan by $7.0 million, while the amount of the Line of Credit remains unchanged.

The Term Loan matures on May 1, 2016. The Company will repay the Term Loan in sixteen (16) equal quarterly principal installments of $1.25 million, with each payment of principal being accompanied by a payment of accrued interest. The Term Loan bears interest at a floating rate per annum, calculated daily, equal to the prime rate plus 4.5% per annum, which may be reduced to 3.5% per annum if the Company’s consolidated senior leverage ratio is less than 2:1 and certain other criteria are met.

Any borrowing under the Line of Credit will mature on April 30, 2016, and will bear interest at a floating rate per annum, calculated daily, equal to the prime rate plus 3.5% per annum, which may be reduced to 2.5% per annum if the Company’s consolidated senior leverage ratio is less than 2:1 and certain other criteria are met.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the modification agreement on June 6, 2011, the Company (the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized into interest expense over the life of the Notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011, at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes. As of June 30, 2012, there was no additional availability with BIA.

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus Fund II, L.P. (“Plexus”) (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provides for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded. The remaining $2.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2012, which may be extended at the sole option of the Note Holders. The funding by Plexus was issued at a discount to face value of $0.6 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes.

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

 Warrants

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Purchase Agreement). Upon the additional $1.0 million funding, the Company issued to BIA an additional warrant to purchase from the Company 63,225 shares of the Company’s common stock, at an exercise price equal to $1.181 per share.

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.208 per share (as adjusted from time to time as provided in the warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the warrant shall have the option to require the Company to repurchase from the holder the warrant and any shares received upon exercise of the warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any warrant, less the exercise price per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $0.5 million during 2011.  At June 30, 2012, the warrant liability was marked to market which resulted in income of $0.1 million.  The balance of the warrant liability was $1.7 million as of June 30, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units, consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $204,000 as of June 30, 2012.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid in February 2012. The $1.4 million of subordinate notes that mature on June 30, 2013 are included in short-term debt and the remaining notes of $1.2 million are included in long-term debt as of June 30, 2012.

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

As of June 30, 2012, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of June 30, 2012, the remaining balance due was $0.5 million.

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

NOTE 9 – RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the quarter ended June 30, 2012, the Company incurred costs associated with executing and closing the nLayer acquisition, including legal fees, professional fees, integration expenses and travel.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows (amounts in thousands):

	Charges net of reversals	Cash Payments	Total
Balance, December 31, 2011	$-	$-	$-
Legal, advisory, consulting fees	150	(77)	73
Integration expenses	541	(72)	469
Travel and other expenses	10	(10)	-
Balance, June 30, 2012	$701	$(159)	$542

	Charges net of reversals	Cash Payments	Total
Balance, December 31, 2010	$-	$-	$-
Legal, advisory, consulting fees	457	(224)	233
Transfer taxes and related fees	153	-	153
Lease abandonment	329	-	329
Travel and other expenses	19	(19)	-
Balance, June 30, 2011	$958	$(243)	$715

NOTE 10 — EARNINGS PER SHARE

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted EPS – loss available to common stockholders	$(501)	$(577)	$(751)	$(113)
Denominator for basic EPS – weighted average shares	18,949,666	18,687,822	18,853,013	18,464,801
Effect of dilutive securities	-	-	-	-
Denominator for diluted EPS – weighted average shares	18,949,666	18,687,822	18,853,013	18,464,801

Earnings (loss) per share: basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.01)

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Class Z warrants	-	12,090	-	12,090
Convertible notes	-	-	-	-
BIA warrant	698	635	698	635
Plexus warrant	535	-	535	-
Stock options	1,419	1,088	1,419	1,088
Totals	2,652	13,813	2,652	13,813

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

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of June 30, 2012, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 19% of consolidated revenues during the quarter ended June 30, 2012.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of June 30, 2012, the Company had 96 employees and employment costs comprised approximately 11% of total operating expenses for the six months ended June 30, 2012.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver. For the three months ended June 30, 2012, approximately 74% of our consolidated revenue was earned from operations based in the United States and approximately 26% of our revenue was generated from operations in other countries.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates as of June 30, 2012, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2011 Annual Report on Form 10-K.

Results of Operations of the Company

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,
	2012	2011

Revenue	$27,163	$21,202
Cost of revenue	19,042	14,808

Gross margin	8,121	6,394
	29.9%	30.2%
Operating expenses, depreciation and amortization	7,250	6,453

Operating income (loss)	$871	$(59)

Net loss	$(501)	$(577)

Revenue. Revenue for the three months ended June 30, 2012, was $27.2 million. Revenue for the three months ended June 30, 2011, was $21.2 million. The increase in revenue is primarily due to the acquisitions of nLayer on April 30, 2012 and PacketExchange on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2012, were $19.0 million and $8.1 million, respectively. For the three months ended June 30, 2011, cost of revenue and gross margin were $14.8 million and $6.4 million, respectively. The increase is primarily due to the nLayer and PacketExchange acquisitions.

Operating Expenses. Operating expenses, exclusive of cost of revenue were $7.3 million and $6.5 million for the three months ended June 30, 2012 and 2011, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer and PacketExchange acquisitions. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended June 30,
	2012	2011

Selling, general and administrative expenses (excluding noncash compensation)	$4,811	$4,450
Noncash compensation	148	156
Restructuring costs, employee termination and other items	701	958
Amortization of intangible assets	1,052	564
Depreciation	538	325
Totals	$7,250	$6,453

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	Six Months Ended June 30,
	2012	2011

Revenue	$51,881	$41,604
Cost of revenue	36,509	29,191

Gross margin	15,372	12,413
	29.6%	29.8%
Operating expenses, depreciation and amortization	13,116	11,601

Operating income	$2,256	$812

Net loss	$(751)	$(113)

Revenue. Revenue for the six months ended June 30, 2012, was $51.9 million. Revenue for the six months ended June 30, 2011, was $41.6 million. The increase in revenue is primarily due to the acquisitions of nLayer on April 30, 2012 and PacketExchange on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2012, were $36.5 million and $15.4 million, respectively. For the six months ended June 30, 2011, cost of revenue and gross margin were $29.2 million and $12.4 million, respectively. The increase is primarily due to the nLayer and PacketExchange acquisitions.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $13.1 million and $11.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer and PacketExchange acquisitions. These changes are illustrated in the table below (amounts in thousands):

	Six Months Ended June 30,
	2012	2011

Selling, general and administrative expenses (excluding noncash compensation)	$9,395	$8,761
Noncash compensation	292	317
Restructuring costs, employee termination and other items	701	958
Amortization of intangible assets	1,774	1,025
Depreciation	954	540
Totals	$13,116	$11,601

Liquidity and Capital Resources

Debt

The following summarizes the debt activity of the Company during the six months ended June 30, 2012 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Plexus Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$-	$2,602	$709
Issuance of Plexus Note, net of discount	5,436	-	-	-	5,436	-	-
Debt discount amortization	139	-	-	47	22	70	-
Increase in SVB Term Loan	14,500	14,500	-	-	-	-	-
Repayment on Line of Credit	(3,100)	-	(3,100)	-	-	-	-
Principal payments	(1,341)	(1,000)	-	-	-	(105)	(236)

Debt obligation as of June 30, 2012	$43,623	$27,000	$-	$8,125	$5,458	$2,567	$473

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company (the “Borrower”) entered into a joinder and first loan modification agreement with Silicon Valley Bank (“SVB”), which amended the loan agreement dated September 30, 2010, by and among SVB and the Company.

On April 30, 2012, in connection with the nLayer acquisition, the Company and nLayer entered into a modification agreement with SVB, which increased the outstanding amount of the Term Loan by $7.5 million, while the amount of the Line of Credit remains unchanged.

On May 23, 2012, the Company refinanced the Term Loan through a syndication led by SVB, which amends the loan agreement dated April 30, 2012, as amended, by and among SVB and the Borrower, which increased the outstanding amount of the Term Loan by $7.0 million, while the amount of the Line of Credit remains unchanged.

The Term Loan matures on May 1, 2016. The Company will repay the Term Loan in sixteen (16) equal quarterly principal installments of $1.25 million, with each payment of principal being accompanied by a payment of accrued interest. The Term Loan bears interest at a floating rate per annum, calculated daily, equal to the prime rate plus 4.5% per annum, which may be reduced to 3.5% per annum if the Company’s consolidated senior leverage ratio is less than 2:1 and certain other criteria are met.

Any borrowing under the Line of Credit will mature on April 30, 2016, and will bear interest at a floating rate per annum, calculated daily, equal to the prime rate plus 3.5% per annum, which may be reduced to 2.5% per annum if the Company’s consolidated senior leverage ratio is less than 2:1 and certain other criteria are met.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the modification agreement on June 6, 2011, the Company (the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized into interest expense over the life of the Notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011, at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes. As of June 30, 2012, there was no additional availability with BIA.

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus Fund II, L.P. (“Plexus”) (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provides for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded. The remaining $2.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2012, which may be extended at the sole option of the Note Holders. The funding by Plexus was issued at a discount to face value of $0.6 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes.

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

Warrants

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.144 per share (as adjusted from time to time as provided in the Purchase Agreement). Upon the additional $1.0 million funding, the Company issued to BIA an additional warrant to purchase from the Company 63,225 shares of the Company’s common stock, at an exercise price equal to $1.181 per share.

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.208 per share (as adjusted from time to time as provided in the warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the warrant shall have the option to require the Company to repurchase from the holder the warrant and any shares received upon exercise of the warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any warrant, less the exercise price per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $0.5 million during 2011.  At June 30, 2012, the warrant liability was marked to market which resulted in income of $0.1 million.  The balance of the warrant liability was $1.7 million as of June 30, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units, consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $204,000 as of June 30, 2012.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid in February 2012. The $1.4 million of subordinate notes that mature on June 30, 2013 are included in short-term debt and the remaining notes of $1.2 million are included in long-term debt as of June 30, 2012.

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

As of June 30, 2012, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of June 30, 2012, the remaining balance due was $0.5 million.

Liquidity Assessment

Cash used in operating activities for the six months ended June 30, 2012 was $1.5 million. Cash provided by operating activities for the six months ended June 30, 2011, was $1.7 million.

Cash used in investing activities was approximately $12.2 million for the six months ended June 30, 2012, consisting primarily of the $12.0 million of cash used, net of cash acquired, in the acquisition of nLayer. Net cash used in investing activities for the six months ended June 30, 2011 was $14.9 million, consisting primarily of the $14.6 million of cash used, net of cash acquired, in the acquisition of PacketExchange.

Cash provided by financing activities was approximately $15.5 million for the six months ended June 30, 2012, consisting primarily of the $20.5 million in funds raised for the acquisition of nLayer. Cash flows provided by financing activities were $13.9 million for the six months ended June 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2012 and 2011, the Company had interest expense, net of interest income, of approximately $2.0 million and $0.8 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 26% of the Company’s revenues for the six months ended June 30, 2012 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended June 30, 2012.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2012, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.

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

For the six months ended June 30, 2012, our five largest customers accounted for approximately 19% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of June 30, 2012, we had approximately $5.0 million in cash and cash equivalents and current liabilities $19.2 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

The growth of our business will be dependent, in part, upon the increased use of carrier and enterprise connectivity services and our ability to capture a higher proportion of this market. Increased usage of enterprise connectivity services depends on numerous factors, including:

•	the willingness of enterprises to make additional information technology expenditures;the availability of security products necessary to ensure data privacy over the public networks;

•	the quality, cost, and functionality of these services and competing services;

•	the increased adoption of wired and wireless broadband access methods;

•	the continued growth of broadband-intensive applications; and

•	the proliferation of electronic devices and related applications.

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

Approximately 26% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling, can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

We may experience difficulties integrating the recently acquired business of nLayer, which could adversely affect our financial condition and results of operations.

On April 30, 2012 we acquired nLayer. The success of this acquisition will depend in part on our success in integrating this business with our own. If we are unable to meet the challenges involved in successfully integrating the operations of nLayer or if we are otherwise unable to realize the anticipated benefits of this acquisition, our results of operations and financial condition could be seriously harmed. In addition, the overall integration of the acquired business will require substantial attention from our management, which could further harm our results of operations and financial condition.

The challenges involved in integrating the business of nLayer include:

•	integrating the company’s operations, processes, people, technologies, products and services;

•	coordinating and integrating sales and marketing functions;

•	demonstrating to the nLayer customers and suppliers that the acquisition will not result in adverse changes in business focus, products or service (including customer satisfaction); and

•	assimilating and retaining the key personnel.

 We may not be able to successfully integrate the business of nLayer with our own business in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of the filing of this Form 10-Q, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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

As of June 30, 2012, our indebtedness was substantial in comparison to our available cash. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

On April 10, 2012, the Class Z warrants expired. No Class Z warrants were exercised to purchase common stock. As of June 30, 2012, we had 634,648 warrants at an exercise price equal to $1.144 per share, 63,225 warrants at an exercise price equal to $1.181 per share, and 535,135 warrants at an exercise price equal to $2.208 per share. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,676,171 shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2012, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of June 30, 2012, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2012, these funds would beneficially own approximately 18% of our common stock. In addition, as of June 30, 2012, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Date: August 14, 2012