Form 10-Q
period 2012-09-30
Global Telecom & Technology, Inc.
filed 2012-11-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 14, 2012, 19,028,065 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share and per share data)

	September 30, 2012	December 31, 2011
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,261	$3,249
Accounts receivable, net of allowances of $1,275 and $1,516, respectively	11,675	10,855
Deferred contract costs	1,670	1,831
Prepaid expenses and other current assets	1,204	2,197
Total current assets	18,810	18,132
Property and equipment, net	6,147	3,262
Intangible assets, net	22,413	11,828
Other assets	2,645	4,153
Goodwill	49,453	40,950
Total assets	$99,468	$78,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,710	$16,457
Accrued expenses and other current liabilities	10,919	8,325
Short-term debt	7,262	6,677
Deferred revenue	6,710	6,157
Total current liabilities	39,601	37,616

Long-term debt	36,455	21,312
Deferred revenue	264	265
Other long-term liabilities	6,029	1,001
Total liabilities	82,349	60,194

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized,
19,028,065 and 18,674,860 shares issued and outstanding as of September 30,
2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	62,886	62,442
Accumulated deficit	(45,121)	(43,874)
Accumulated other comprehensive loss	(648)	(439)
Total stockholders' equity	17,119	18,131
Total liabilities and stockholders' equity	$99,468	$78,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue:
Telecommunications services sold	$28,412	$24,035	$80,293	$65,639

Operating expenses:
Cost of telecommunications services provided	19,982	16,972	56,491	46,164
Selling, general and administrative expense	4,871	4,641	14,558	13,719
Restructuring costs, employee termination and other items	-	-	701	958
Depreciation and amortization	2,202	1,160	4,930	2,725

Total operating expenses	27,055	22,773	76,680	63,566

Operating income	1,357	1,262	3,613	2,073

Other income (expense):
Interest expense, net	(1,336)	(803)	(3,341)	(1,579)
Other income (expense), net	(300)	5	(1,040)	(77)

Total other income (expense)	(1,636)	(798)	(4,381)	(1,656)

Income (loss) before income taxes	(279)	464	(768)	417

Provision for income taxes	219	21	479	89

Net income (loss)	$(498)	$443	$(1,247)	$328

Earnings (loss) per share:
Basic	$(0.03)	$0.02	$(0.07)	$0.02
Diluted	$(0.03)	$0.02	$(0.07)	$0.02

Weighted average shares:
Basic	19,014,825	18,717,614	18,916,658	18,549,996
Diluted	19,014,825	18,952,606	18,916,658	18,771,319

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income (loss)	$(498)	$443	$(1,247)	$328

Other comprehensive income (loss):
Change in accumulated foreign currency translation loss	(66)	108	(209)	(122)
Comprehensive income (loss)	$(564)	$551	$(1,456)	$206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2011	18,674,860	$2	$62,442	$(43,874)	$(439)	$18,131

Share-based compensation for options issued	-	-	151	-	-	151

Share-based compensation for restricted stock issued	313,298	-	290	-	-	290

Stock options exercised	39,907	-	3	-	-	3

Net loss	-	-	-	(1,247)	-	(1,247)

Comprehensive loss	-	-	-	-	(209)	(209)

Balance, September 30, 2012	19,028,065	$2	$62,886	$(45,121)	$(648)	$17,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net income (loss)	$(1,247)	$328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,930	2,725
Shared-based compensation	441	455
Debt discount amortization	219	230
Change in fair value of warrant liability	1,042	(38)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	348	362
Deferred contract cost, prepaid expenses, income tax refund receivable and other current assets	1,229	(313)
Other assets	(631)	227
Accounts payable	(2,210)	(254)
Accrued expenses and other current liabilities	(2,206)	(425)
Deferred revenue and other long-term liabilities	237	(1,905)

Net cash provided by operating activities	2,152	1,392

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,493)	(14,604)
Purchase of customer list	(1,723)	(1,000)
Purchases of property and equipment	(1,685)	(480)

Net cash used in investing activities	(16,901)	(16,084)

Cash flows from financing activities:
Principal payments on promissory note	(472)	(244)
(Repayment on) borrowing from line of credit	(1,600)	2,162
Repayment of term loan	(2,250)	(1,580)
Issuance of term loan	14,500	14,462
Issuance of Plexus note, net of discount	5,436	-
Payment of subordinate notes payable	(105)	-
Issuance of subordinated notes	-	153
Issuance of units offering common shares	-	247
Exercise of stock options	3	-

Net cash provided by financing activities	15,512	15,200

Effect of exchange rate changes on cash	249	(107)

Net increase in cash and cash equivalents	1,012	401

Cash and cash equivalents at beginning of period	3,249	6,562

Cash and cash equivalents at end of period	$4,261	$6,963

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,595	$1,137
Supplemental disclosure of noncash investing and financing activities (Note 4):
Measurement period adjustment related to PacketExchange acquisition	$743	$-
Adjustment related to August 2010 sales novations	2,885	-

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 27, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year 2012 or for any other interim period. Certain previously reported amounts have been reclassified to conform with the current period presentation. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no significant changes in the Company’s significant accounting policies as of September 30, 2012 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2011 Annual Report on Form 10-K.

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

The Company also considers in ASC 815 the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation . As of September 30, 2012, the Company had a warrant liability of $2.0 million, which is included in other long-term liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in comprehensive income (loss) and accumulated other comprehensive loss.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has early adopted the guidance of the ASU and, accordingly, has performed an assessment of qualitative factors as disclosed in Note 5.

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

During the third quarter of 2012, the Company and the former stockholders of nLayer finalized an agreement to allow the Company to treat the acquisition as an asset purchase. This agreement resulted in additional purchase price and goodwill of $0.6 million. As a result of the agreement, book and tax bases will be the same.

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

Amounts in
thousands
Purchase Price:
Cash consideration paid	$12,621
Fair value of liabilities assumed	1,143
Fair value of deferred consideration	6,200
Total consideration	$19,964

Purchase Price Allocation:
Acquired Assets
Current assets	$1,148
Property and equipment	2,657
Intangible assets	8,400
Total fair value of assets acquired	12,205
Goodwill	7,759
Total consideration	$19,964

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

	Three Months Ended September		Nine Months Ended September 30,
	2012	2011	2012	2011
Amounts in thousands, except per share data
Revenue	$28,412	$28,063	$85,817	$76,775

Net income (loss)	$(498)	$838	$(458)	$1,228

Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.02)	$0.07
Diluted	$(0.03)	$0.04	$(0.02)	$0.07

Basic	19,014,825	18,717,614	18,916,658	18,549,996
Diluted	19,014,825	18,952,606	18,916,658	18,771,319

 On August 24, 2012, the Company entered into an agreement to acquire Electra, LTD. At closing, the Company paid $1.0 million in consideration, offset by a $0.1 million working capital true up to be received by December 31, 2012. The Company acquired certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the acquisition and recorded $0.9 million in intangible assets. There were no other assets or liabilities acquired.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2012, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350, Intangibles—Goodwill and Other.  After performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount; therefore, the first and second steps of the goodwill impairment test are unnecessary and concluded that no impairment existed.

The Company recorded goodwill in the amount of $7.8 million in 2012 in connection with the nLayer acquisition and in accordance with ASC Topic 350, Intangibles—Goodwill and Other.  Additionally, $8.4 million of the purchase price was allocated to intangible assets related to customer relationships and non-compete agreements which are subject to straight-line amortization.

The Company entered into sales novation agreements in 2012 which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the novations and recorded $1.7 million in intangible assets. The Company valued the customer relationships from the Electra acquisition and recorded $0.9 million in intangible assets.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$40,950
Goodwill associated with the nLayer acquisition	7,759
Measurement period adjustment related to the PacketExchange acquisition	744
Balance at September 30, 2012	$49,453

The following table summarizes the Company’s intangible assets as of September 30, 2012 and December 31, 2011 (amounts in thousands):

		September 30, 2012
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$26,466	$5,524	$20,942
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	4,331	3,513	818
Software	7 years	4,935	4,282	653
		$35,883	$13,470	$22,413

		December 31, 2011
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-5 years	$13,384	$2,827	$10,557
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,384	147
Software	7 years	4,935	3,811	1,124
		$22,001	$10,173	$11,828

Amortization expense was $1.5 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense was $3.3 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Estimated amortization expense related to intangible assets subject to amortization is as follows (amounts in thousands):

2012 remaining	$1,549
2013	6,006
2014	5,455
2015	4,110
2016	3,201
2017 and beyond	2,092
Total	$22,413

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

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,036	$2,036

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Balance at December 31, 2011	$430
Issuance of warrants	564
Change in fair value of warrant liability	1,042
Balance at September 30, 2012	$2,036

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

Stock Options

The Company recognized compensation expense for stock options of approximately $47,000 and $43,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $151,000 and $134,000 for the nine months ended September 30, 2012 and 2011, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 5,000 and 20,000 stock options with a total fair value of $7,000 and $13,000 during the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company granted to employees 461,000 and 304,000 stock options with a total fair value of $507,000 and $278,000, respectively.

Restricted Stock

During the three months ended September 30, 2012, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total noncash compensation expense is recorded in selling, general and administrative expenses.

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Three months ended September 30, 2012
Restricted stock shares granted	-	14	14
Fair value of shares granted	$-	$38	$38
Restricted stock compensation expense	$63	$38	$101

		Non-Employee
		Members of Board
Amounts in thousands	Employees	of Directors	Total
Nine months ended September 30, 2012
Restricted stock shares granted	281	46	327
Fair value of shares granted	$527	$113	$640
Restricted stock compensation expense	$178	$112	$290

NOTE 7 — DEBT

The following summarizes the debt activity of the Company during the nine months ended September 30, 2012 (amounts in thousands):

			SVB Line of			Subordinated
	Total Debt	SVB Term Loan	Credit	BIA Note	Plexus Note	Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$-	$2,602	$709

Issuance of Plexus Note, net of discount	5,436	-	-	-	5,436	-	-

Debt discount amortization	219	-	-	71	56	92	-

Increase in SVB Term Loan	14,500	14,500	-	-	-	-	-

Repayment on Line of Credit	(3,600)	-	(3,600)	-	-	-	-

Borrowing from Line of Credit	2,000	-	2,000	-	-	-	-

Principal payments	(2,827)	(2,250)	-	-	-	(105)	(472)

Debt obligation as of September 30, 2012	$43,717	$25,750	$1,500	$8,149	$5,492	$2,589	$237

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

Any borrowing under the Line of Credit will mature on April 30, 2016, and will bear interest at a floating rate per annum, calculated daily, equal to the prime rate plus 3.5% per annum, which may be reduced to 2.5% per annum if the Company’s consolidated senior leverage ratio is less than 2:1 and certain other criteria are met. As of September 30, 2012, the Company had $3.5 million of availability under the Line of Credit.

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the modification agreement on June 6, 2011, the Company (the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized into interest expense over the life of the Notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011, at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes. As of September 30, 2012, there was no additional availability with BIA.

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

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $0.5 million during 2011.  At September 30, 2012, the warrant liability was marked to market which resulted in a loss of $1.0 million.  The balance of the warrant liability was $2.0 million as of September 30, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units, consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $204,000 as of September 30, 2012.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid in February 2012. The $1.4 million of subordinate notes that mature on June 30, 2013 are included in short-term debt and the remaining notes of $1.2 million are included in long-term debt as of September 30, 2012.

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

As of September 30, 2012, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of September 30, 2012, the remaining balance due was $0.2 million.

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

NOTE 9 – RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the quarter ended September 30, 2012, the Company incurred costs associated with executing and closing the nLayer acquisition, including legal fees, professional fees, integration expenses and travel. During the quarter ended September 30, 2011, the Company incurred $1.0 million in costs associated with executing and closing the PacketExchange acquisition, which was fully paid as of December 31, 2011.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows for the nine months ended September 30, 2012 (amounts in thousands):

	Charges net of	Cash
	reversals	Payments	Total
Balance, December 31, 2011	$-	$-	$-
Legal, advisory, consulting fees	150	(140)	10
Integration expenses	541	(489)	52
Travel and other expenses	10	(10)	-
Balance, September 30, 2012	$701	$(639)	$62

NOTE 10 — EARNINGS PER SHARE

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(498)	$443	$(1,247)	$328
Denominator for basic EPS – weighted average shares	19,014,825	18,717,614	18,916,658	18,549,996
Effect of dilutive securities	-	234,992	-	221,323
Denominator for diluted EPS – weighted average shares	19,014,825	18,952,606	18,916,658	18,771,319

Earnings (loss) per share: basic and diluted	$(0.03)	$0.02	$(0.07)	$0.02

The table below details the antidilutive items that were excluded in the computation of earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Class Z warrants	-	12,090	-	12,090
BIA warrant	698	635	698	635
Plexus warrant	535	-	535	-
Stock options	1,354	677	1,354	677
Totals	2,587	13,402	2,587	13,402

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

The Company sells services largely through a direct sales force located across the globe, as well as strong agent channel relationships. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of September 30, 2012, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 18% of consolidated revenues during the quarter ended September 30, 2012.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of September 30, 2012, the Company had 94 employees and employment costs comprised approximately 11% of total operating expenses for the nine months ended September 30, 2012.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Düsseldorf and Denver. For the nine months ended September 30, 2012, approximately 76% of our consolidated revenue was earned from operations based in the United States and approximately 24% of our revenue was generated from operations in other countries.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates as of September 30, 2012, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2011 Annual Report on Form 10-K.

Results of Operations of the Company

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,
	2012	2011

Revenue	$28,412	$24,035
Cost of revenue	19,982	16,972

Gross margin	8,430	7,063
	29.7%	29.4%
Operating expenses, depreciation and amortization	7,073	5,801
Operating income	$1,357	$1,262

Net income (loss)	$(498)	$443

Revenue. Revenue for the three months ended September 30, 2012 was $28.4 million. Revenue for the three months ended September 30, 2011 was $24.0 million. The increase in revenue is primarily due to the acquisitions of nLayer on April 30, 2012.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended September 30, 2012 were $20.0 million and $8.4 million, respectively. For the three months ended September 30, 2011, cost of revenue and gross margin were $17.0 million and $7.1 million, respectively. The increase is primarily due to the nLayer acquisition.

Operating Expenses. Operating expenses, exclusive of cost of revenue were $7.1 million and $5.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer acquisition. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended September 30,
	2012	2011

Selling, general and administrative expenses (excluding noncash compensation)	$4,723	$4,503
Noncash compensation	148	138
Amortization of intangible assets	1,488	729
Depreciation	714	431

Totals	$7,073	$5,801

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011

Revenue	$80,293	$65,639
Cost of revenue	56,491	46,164

Gross margin	23,802	19,475
	29.6%	29.7%

Operating expenses, depreciation and amortization	20,189	17,402

Operating income	$3,613	$2,073

Net income (loss)	$(1,247)	$328

Revenue. Revenue for the nine months ended September 30, 2012 was $80.1 million. Revenue for the nine months ended September 30, 2011 was $65.6 million. The increase in revenue is primarily due to the acquisition of nLayer on April 30, 2012 and PacketExchange on June 6, 2011.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the nine months ended September 30, 2012 were $56.5 million and $23.8 million, respectively. For the nine months ended September 30, 2011, cost of revenue and gross margin were $46.2 million and $19.5 million, respectively. The increase is primarily due to the nLayer and PacketExchange acquisitions.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $20.2 million and $17.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer and PacketExchange acquisitions. These changes are illustrated in the table below (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011

Selling, general and administrative expenses (excluding noncash compensation)	$14,117	$13,264
Noncash compensation	441	455
Restructuring costs, employee termination and other items	701	958
Amortization of intangible assets	3,263	1,756
Depreciation	1,667	969

Totals	$20,189	$17,402

Liquidity and Capital Resources

Debt

The following summarizes the debt activity of the Company during the nine months ended September 30, 2012 (amounts in thousands):

			SVB Line of			Subordinated
	Total Debt	SVB Term Loan	Credit	BIA Note	Plexus Note	Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$-	$2,602	$709

Issuance of Plexus Note, net of discount	5,436	-	-	-	5,436	-	-

Debt discount amortization	219	-	-	71	56	92	-

Increase in SVB Term Loan	14,500	14,500	-	-	-	-	-

Repayment on Line of Credit	(3,600)	-	(3,600)	-	-	-	-

Borrowing from Line of Credit	2,000	-	2,000	-	-	-	-

Principal payments	(2,827)	(2,250)	-	-	-	(105)	(472)

Debt obligation as of September 30, 2012	$43,717	$25,750	$1,500	$8,149	$5,492	$2,589	$237

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

Note Purchase Agreement for Second Lien Credit Facility

Concurrent with entering in to the modification agreement on June 6, 2011, the Company (the “Note Borrower”) entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “Notes”).  The Notes were issued at a discount to face value of $0.4 million and the discount is being amortized into interest expense over the life of the Notes. The remaining $5.0 million of the committed financing was available to be called by the Note Borrower on or before August 11, 2011, subject to extension to December 31, 2011, at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Note Borrower an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes. As of September 30, 2012, there was no additional availability with BIA.

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

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $0.5 million during 2011.  At September 30, 2012, the warrant liability was marked to market which resulted in a loss of $1.0 million.  The balance of the warrant liability was $2.0 million as of September 30, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a units offering (“February 2010 Units”) in which it sold 500 units, consisting of debt and common stock at a purchase price of $10,000 per unit, resulting in $5.0 million of proceeds to the Company.  Each unit consisted of 2,970 shares of the Company’s common stock and $7,000 in principal amount of the Company’s subordinated promissory notes due February 8, 2012.  The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum.  Accrued but unpaid interest was $204,000 as of September 30, 2012.

The proceeds from the February 2010 Units were to be applied by the Company to finance a portion of the purchase price under an asset purchase agreement with a potential acquisition target. On April 30, 2010, the asset purchase agreement with the potential acquisition target expired without consummation of the acquisition.  On May 13, 2010, investors representing $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes and $0.9 million of the Company’s common stock waived the right to receive their refund and elected to retain some or all of their subordinated promissory notes. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid in February 2012. The $1.4 million of subordinate notes that mature on June 30, 2013 are included in short-term debt and the remaining notes of $1.2 million are included in long-term debt as of September 30, 2012.

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

As of September 30, 2012, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of September 30, 2012, the remaining balance due was $0.2 million.

Liquidity Assessment

Cash provided by operating activities for the nine months ended September 30, 2012 was $2.2 million. Cash provided by operating activities for the nine months ended September 30, 2011 was $1.4 million.

Cash used in investing activities was approximately $16.9 million for the nine months ended September 30, 2012, consisting primarily of the $12.6 million of cash used, net of cash acquired, in the acquisition of nLayer. Net cash used in investing activities for the nine months ended September 30, 2011 was $16.1 million, consisting primarily of the $14.6 million of cash used, net of cash acquired, in the acquisition of PacketExchange.

Cash provided by financing activities was approximately $15.5 million for the nine months ended September 30, 2012, consisting primarily of the $20.5 million in funds raised for the acquisition of nLayer. Cash flows provided by financing activities were $15.2 million for the nine months ended September 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2012 and 2011, the Company had interest expense, net of interest income, of approximately $3.3 million and $1.6 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 24% of the Company’s revenues for the nine months ended September 30, 2012 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results for the nine months ended September 30, 2012.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2012, the Company was not subject to any material legal proceedings. From time to time, however, the Company or its operating companies may be involved in legal actions arising from normal business activities.

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

For the nine months ended September 30, 2012, our five largest customers accounted for approximately 18% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2012, we had approximately $4.0 million in cash and cash equivalents and current liabilities $20.8 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2012 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

As of September 30, 2012, our indebtedness was substantial in comparison to our available cash. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

On April 10, 2012, the Class Z warrants expired. No Class Z warrants were exercised to purchase common stock. As of September 30, 2012, we had 634,648 warrants at an exercise price equal to $1.144 per share, 63,225 warrants at an exercise price equal to $1.181 per share, and 535,135 warrants at an exercise price equal to $2.208 per share. The common stock underlying the warrants has been registered for sale under the Securities Act or is entitled to registration rights or are otherwise generally eligible for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,696,171 shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2012, these funds would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of September 30, 2012, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2012, these funds would beneficially own approximately 18% of our common stock. In addition, as of September 30, 2012, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised and unconverted warrants and options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for a nationally recognized securities exchange, such as the NASDAQ National Market System. It is quoted on the less recognized OTC Markets. This factor, in addition to the concentrated ownership of our capital stock, may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

Date: November 14, 2012

