Form 10-K
period 2012-12-31
Global Telecom & Technology, Inc.
filed 2013-03-19
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (7,351,334 shares) based on the $2.35 closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2012, was $17,275,635. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 19, 2013 there were outstanding 19,129,765 shares of the registrant’s common stock, par value $.0001 per share.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Global Telecom & Technology, Inc., with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, Global Telecom & Technology, Inc., which we refer to as “we”, “us” or “our” and in some cases, “GTT” or the “Company”, also provides forward-looking statements in other materials GTT releases to the public or files with the United States Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consider any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

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

PART I

ITEM 1.   BUSINESS

Introduction

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a premiere cloud network provider delivering simplicity, speed and agility to enterprise, government and carrier customers in over 80 countries worldwide. Powered by our global Ethernet and IP backbone, GTT operates one of the most interconnected global networks. GTT’s solutions include cloud networking, high bandwidth IP transit for content delivery and hosting, and network-to-network carrier interconnects.

Our Customers

As of December 31, 2012, our customer base was comprised of over 1,000 businesses. For the year ended December 31, 2012, no single customer accounted for more than 11% of our total consolidated revenue. Our five largest customers accounted for approximately 27% of consolidated revenue during the same period.

We provide services in over 80 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.

For the year ended December 31, 2012, approximately 76% of our revenue was attributable to our operations based in the United States, 19% was attributable to operations based in the United Kingdom, and 5% was attributable to operations based in other countries.

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

Our Network

GTT has deployed network assets in North America, Europe and Asia to provide Dedicated Internet Access and Ethernet Transport services. GTT’s core network consists of a global Layer 2 switched Ethernet, diversely routed 10Gb mesh network as well as IP Transit or Dedicated Internet Access through approximately 130 Points of Presence (“PoPs”), delivering cloud networking services to enterprise, government and wholesale customers. GTT has network connectivity in all major U.S. cities and European cities, established Ethernet hubs with various carriers and multiple connections to Tier 1 IP providers.

The GTT backbone network is built using a multi-layer design developed to offer the highest level of performance and reliability. GTT's private optical long-haul network provides the foundation for a Layer 2 Ethernet-over-MPLS mesh between core backbone routers in each city. This same infrastructure also provides dedicated data transport services to customers in GTT's backbone cities.

Built on top of GTT's highly-resilient optical transport network, the Company’s Layer 3/IP Network was engineered to provide the highest levels of capacity and performance, even when utilizing enhanced services such as traffic analysis, DDoS mitigation and traffic filtering.

Additionally, we have over 800 supplier relationships worldwide from which we source bandwidth and other services and combine our own network assets to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts.

Our supplier management team works with our suppliers to acquire updated pricing and network asset information and negotiate purchase agreements when appropriate. In some cases, we have electronic interfaces into our suppliers’ pricing systems to provide our customers with real time pricing updates. Our supplier management team is constantly seeking out strategic partnerships with new carriers, negotiating favorable terms on existing contracts, and looking to expand each supplier’s product portfolio. These partnerships are reflected in long-term contracts, commonly referred to as Master Service Agreements. All of these efforts are aimed at providing greater choice, flexibility, and cost savings for our customers. We are committed to using high-quality suppliers, and our supplier management team continually monitors supplier performance.

Business Overview and Strategy

Our customer facing operations are led by two business units – “Americas” based in the United States and “EMEA” in the United Kingdom. Each business unit owns the key customer touch points including quoting, sales engineering, ordering, provisioning and account management.

Because our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We therefore sell our services largely through direct sales forces located across the globe, as well as strong agent channel relationships, with principal concentration in the United States and the United Kingdom. Most of our sales representatives have many years of experience in selling to multinational enterprises, governmental entities, service providers, and carriers. The average sales cycle can be as little as two to six weeks for existing customers and three to six months or longer for new customers with complicated service requirements.

Our sales and marketing efforts are focused on generating new business opportunities through industry contacts, new product offerings, and long-term relationships with new and existing customers. Our sales activities are specifically focused on recruiting seasoned industry experts with deep ties to the direct enterprise, government and wholesale markets, building relationships with our new clients, and driving expansion within existing accounts. Our marketing activities are designed to generate awareness and familiarity of our value proposition with our target accounts, develop new products to meet the needs of our customer base, and communicate to our target markets, thereby reinforcing our value proposition among our customers’ key decision makers.

 Our project management teams assure the successful implementation of customer services after the sale. A project manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed.

Network Operations and Engineering

Network Operations include the global Network Operations Center (“NOC”), Service Engineering, and Information and Communications Technology (“ICT”). The NOC receives, prioritizes, tracks, and resolves network outages or other customer needs. Service Engineering is charged with provisioning and testing of new services, and also provides Tier 3 network support. ICT manages all internal desktop and network and server infrastructure.

Engineering is responsible for the overall network architecture, including design, capacity planning, configuration, maintenance and implementation of all GTT owned network assets. Engineering also provides support for the business units and the Network Operations group.

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

Employees

As of December 31, 2012, we had a total of 97 employees.

Executive Officers

Our executive officers and their respective ages and positions as of March 19, 2013 are as follows:

Richard D. Calder, Jr., 49, has served as our President, Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006 Mr. Calder served as President and Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder co-founded Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Mr. Calder previously held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.

H. Brian Thompson, 74, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer from January 2005 to October 2006 and from February 2007 to May 2007. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson was Chairman and CEO of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998, and became Vice Chairman of the board for Qwest until his resignation in December 1998. He previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI, was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. Mr. Thompson currently serves as a member of the board of directors of Axcelis Technologies, Inc, Pendrell Corporation, Penske Automotive Group, and Sonus Networks, Inc., and is a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson holds a Master of Business Administration from Harvard Business School, and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Michael R. Bauer, 40, has served as our Chief Financial Officer and Treasurer since June 2012. Mr. Bauer oversees all global financial functions and has direct responsibility for financial operations, investor relations activities, and all banking and advisory relationships. Mr. Bauer brings over 16 years of finance and accounting experience to GTT. Prior to joining GTT, Mr. Bauer led the financial planning and analysis and investor relations efforts at MeriStar Hospitality Corporation. Mr. Bauer’s previous telecommunications experience includes Sprint and OneMain.com, an internet service provider. Mr. Bauer began his career with Arthur Andersen in audit and business advisory services. Mr. Bauer is a Certified Public Accountant and holds his Bachelor of Science degree in Accounting from the Pennsylvania State University.

Chris McKee, 45, has served as our General Counsel and Secretary since May 2008. Prior to joining us, Mr. McKee served as the Vice President and General Counsel of StarVox Communications, Inc. from June, 2007 to April 2008. From 2005 to 2007, Mr. McKee was the Vice President and Assistant General Counsel of Covad Communications Group Inc., a publicly held San Jose, California-based broadband provider of integrated voice and data communications nationwide. Prior to joining Covad, from 2002 to 2005, Mr. McKee served as Executive Director of Legal and Regulatory Affairs for XO Communications, Inc., a Reston, Virginia-based broadband provider of integrated voice and data communications nationwide. Mr. McKee previously, from 1998 to 2002, served as Deputy General Counsel of Net2000 Communications Inc., a publicly traded Herndon, Virginia-based telecommunications services provider. Prior to that, from 1994 to 1998, Mr. McKee was an associate at Washington, D.C.-based law firms Dickstein Shapiro LLP and Dow Lohnes PLLC. Mr. McKee received a Bachelor’s degree from Colby College and a Juris Doctor from Syracuse University.

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

For the year ended December 31, 2012, our five largest customers accounted for approximately 27% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of December 31, 2012, we had approximately $4.7 million in cash, and our current liabilities were $21.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2013 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

System disruptions, either in our network or in third party networks on which we depend, could cause delays or interruptions of our service, which could cause us to lose customers, or incur additional expenses.

Our customers depend on our ability to provide network availability with minimal interruption or degradation in serivces. The ability to provide this service depends in part on the networks of third party transport suppliers. The networks of transport suppliers may be interrupted as a result of various events, many of which they cannot control, including fire, human error, earthquakes and other natural disasters, power loss, telecommunications failures, terrorism, sabotage, vandalism, computer viruses or other infiltration by third parties or the financial distress or other event adversely affecting a supplier, such as bankruptcy or liquidation.

Although we have attempted to design our network services to minimize the possibility of service disruptions or other outages, in addition to risks associated with third party provider networks, our services may be disrupted by problems on our own systems, that affect our central offices, corporate headquarters, network operations centers, or network equipment.

Disruptions or degradations in our service, could subject us to legal claims and liability for losses suffered by customers due to our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenue and gross margin. In addition, customers may, under certain contracts, have the ability to terminate services in case of prolonged or severe service disruptions or other outages which would also adversely impact our results of operations. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and as a result we could find it more difficult to attract and retain customers.

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

Our business is characterized by long sales cycles between the time a potential customer is contacted and a customer contract is signed. The average sales cycle can be as little as two to six weeks for existing customers and three to six months or longer for new customers with complicated service requirements. Furthermore, once a customer contract is signed, there is typically an extended period of between 30 and 120 days before the customer actually begins to use the services, which is when we begin to realize revenue. As a result, we may invest a significant amount of time and effort in attempting to secure a customer, which investment may not result in near term, if any, revenue. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenue. If the expenses associated with sales increase, if we are not successful in our sales efforts, or if we are unable to generate associated offsetting revenue in a timely manner, our operating results could be materially and adversely affected.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the years ended December 31, 2012 and 2011, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

We continue to explore merger and acquisition opportunities and we may face difficulties if we acquire other businesses in the future including:

•	integrating the management personnel, services, products, systems and technologies of the acquired businesses into our existing operations;

•	retaining key personnel of the acquired businesses;

•	failing to adequately identify or assess liabilities of acquired businesses;

•	retaining existing customers and/or vendors of both companies;

•	failing to achieve the synergies, revenue growth and other expected benefits we used to determine the purchase price of the acquired businesses;

•	failing to realize the anticipated benefits of a particular merger and acquisition;

•	incurring significant transaction and acquisition-related costs;

•	incurring unanticipated problems or legal liabilities;

•	being subject to business uncertainties and contractual restrictions while an acquisition is pending that could adversely affect our business; and

•	diverting our management’s attention from the day-to-day operation of our business.

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

The loan agreements related to our outstanding senior and mezzanine indebtedness impose financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand our business, finance our operations and engage in other business activities that may be in our interest. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and restrictions that limit our ability and that of our subsidiaries to, among other things:

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

As of December 31, 2012, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of December 31, 2012, we had outstanding warrants to purchase approximately 1.4 million shares of common stock at a weighted-average exercise price equal to $1.73 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 5,716,171 shares of our common stock at December 31, 2012. Based on the number of shares of our common stock outstanding on December 31, 2012, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 30% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of December 31, 2012, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock. Based on the number of shares of our common stock outstanding on December 31, 2012, these funds would beneficially own approximately 18% of our common stock. In addition, as of December 31, 2012, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is thinly traded on the OTC Markets. This factor, in addition to the concentrated ownership of our capital stock, may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company does not own any real estate. Instead, all of the Company’s facilities are leased. GTT’s headquarters in McLean, Virginia are occupied under a lease that expires in December 2014. We also maintain offices in Denver, Colorado, and London, England. The lease of our London, England facility expires in May 2017. The lease of our Denver, Colorado office expires in January 2014.

We believe our properties, taken as a whole, are in good operating condition and are adequate for our business needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735. The nature of the Company’s claims against Artel is breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel filed a counterclaim against the Company alleging breach of contract, fraud in the inducement and intentional interference with a business relationship. In its counterclaim, Artel is seeking monetary damages in the amount of $6.0 million. The Company believes it has meritorious defenses against the Artel counterclaim, and the Company is contesting the Artel counterclaim vigorously. Discovery is on-going, and a trial date is set for April 2013.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the OTC Markets under the symbol GTLT. At March 19, 2013, we had outstanding 19,129,765 shares of our common stock. Until April 10, 2012, we also had Class Z Warrants outstanding and eligible for sale on the OTC Markets, at which time all of the Class Z Warrants expired unexercised.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low bid information of our common stock and warrants as reported on the OTC Markets. The quotations listed below reflect interdealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	Common Stock		Class Z Warrants
	High	Low	High	Low
2011
First Quarter	$1.30	$1.05	$0.00	$0.00
Second Quarter	$1.26	$1.01	$0.01	$0.01
Third Quarter	$1.30	$1.10	$0.07	$0.01
Fourth Quarter	$1.40	$0.95	$0.01	$0.00
2012
First Quarter	$2.39	$1.12	$0.01	$0.00
Second Quarter	$2.39	$1.75	$0.00	$0.00
Third Quarter	$2.79	$2.10	-	-
Fourth Quarter	$2.82	$1.02	-	-

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

The following discussion and analysis should be read together with the Company’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Notes Regarding Forward-Looking Statements” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.

Overview

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a premiere cloud network provider delivering simplicity, speed and agility to enterprise, government and carrier customers in over 80 countries worldwide. Powered by our global Ethernet and IP backbone, GTT operates one of the most interconnected global networks. GTT’s solutions include cloud networking, high bandwidth IP transit for content delivery and hosting, and network-to-network carrier interconnects.

The Company sells services largely through direct sales forces from its Americas and EMEA business units. The Company generally competes with traditional, facilities-based providers and other services providers in each of our global markets. As of December 31, 2012, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 27% of consolidated revenue during the year ended December 31, 2012.

Costs and Expenses

The Company’s cost of revenue consists of the costs for its core network consisting of a global Layer 2 Switched Ethernet mesh network as well as IP Transit/Internet Access through approximately 130 PoPs and for off-net procurement of services associated with customer services across North America, EMEA and Asia. The key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2012, the Company had 97 employees and employment costs comprised approximately 11% of total operating expenses for the year ended December 31, 2012.

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

Revenue Recognition

The Company provides cloud networking solutions, such as ethernet transport and IP transit to its customers. Certain of the Company’s current revenue activities have features that may be considered multiple elements. The Company believes that there is insufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, revenue is recorded ratably over the term of the arrangement.

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

Although the Company disputes erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. As of December 31, 2012, the Company had $4.1 million in disputed billings from suppliers.

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

The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2012 and 2011 and concluded that no impairment existed.

Intangible assets are assets that lack physical substance, and are accounted for in accordance with ASC Topic 350 and ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10-35 provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2012 and 2011, the Company performed a qualitative assessment and concluded that no impairment existed.

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

We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s federal, state and international tax returns for 2008, 2009, 2010 and 2011 are still open. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

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

Recent Accounting Pronouncements

Reference is made to Note 2 (“Significant Accounting Policies”) of the consolidated financial statements, which commence on page F-8 of this report, which Note is incorporated herein by reference.

Results of Operations of the Company

Fiscal Year Ended December 31, 2012 compared to Fiscal Year Ended December 31, 2011

Overview.   The financial information presented in the table below comprises the audited consolidated financial information of the Company for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenue:
Telecommunications services sold	$107,877	$91,188

Operating expenses:
Cost of telecommunications services provided	76,000	64,198
Selling, general and administrative expense	18,957	18,597
Restructuring costs, employee termination and other items	701	958
Depreciation and amortization	7,296	3,896

Total operating expenses	102,954	87,649

Operating income	4,923	3,539

Other expense:
Interest expense, net	(4,686)	(2,491)
Other expense, net	(1,054)	(218)

Total other expense	(5,740)	(2,709)

Income (loss) before income taxes	(817)	830

Provision for income taxes	746	575

Net income (loss):	$(1,563)	$255

Earnings (loss) per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

Weighted average shares:
Basic	18,960,347	18,599,028
Diluted	18,960,347	18,820,380

Revenue.   The table below presents the components of revenue for the years ended December 31, 2012 and 2011:

Geographical Revenue	2012	2011

United States	76%	72%
United Kingdom	19%	21%
Other	5%	7%
Totals	100%	100%

Revenue increased $16.7 million, or 18%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the acquisitions of PacketExchange (Ireland) Limited (“PacketExchange”) in June 2011 and nLayer Communications Inc. (“nLayer”) in April 2012, as well as increased sales to new and existing customers offset by disconnected services.

Costs of Service.   Costs of telecommunications services provided increased $11.8 million, or 18%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the PacketExchange and nLayer acquisitions, as well as increased sales to new and existing customers offset by disconnected services.

Selling, General and Administrative Expenses.   SG&A increased $0.4 million, or 2% for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the PacketExchange and nLayer acquisition.

Restructuring costs, employee termination and non-recurring items. Restructuring costs decreased by $0.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease primarily reflects the lower costs associated with the acquisition of nLayer in 2012 in comparison to the costs associated with the PacketExchange acquisition in 2011.

Depreciation and Amortization.   Depreciation and amortization expense increased $3.4 million, or 87%, to $7.3 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was due primarily to the network assets and intangible assets added in the PacketExchange and nLayer acquisitions, intangible assets added through the novations of customer relationships, and increased levels of capital expenditures in 2012 on network routing gear.

Interest Expense.   Interest expense increased $2.2 million, or 88%, to $4.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was due to the additional debt incurred in connection with the nLayer and PacketExchange acquisitions.

Other Expense.   Other expense increased $0.8 million to $1.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is due to the warrant liability that was marked to market in 2012, which resulted in a loss of $1.0 million.

Liquidity and Capital Resources (amounts in thousands)

	December 31, 2012	December 31, 2011

Cash and cash equivalents and short-term investments	$4,726	$3,249
Debt	$42,829	$27,989

Management monitors cash flow and liquidity requirements. Based on the Company’s cash, the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for 2013. The Company’s current planned cash requirements for 2013 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

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

Operating Activities.   Net cash provided by operating activities was $4.0 million for the year ended December 31, 2012, driven primarily by an increase in depreciation and amortization and other long-term liabilities, offset by a decrease in accounts payable, and net loss.

Investing Activities.   Net cash used in investing activities for the year ended December 31, 2012 was $17.0 million, consisting primarily of the $12.6 million of cash used, net of cash acquired, in the acquisition of nLayer. Net cash used in investing activities for the year ended December 31, 2011 was $16.1 million, consisting primarily of the $14.6 million of cash used, net of cash acquired, in the acquisition of PacketExchange.

Financing Activities.  Net cash provided by financing activities increased to $14.7 million for the year ended December 31, 2012 consisting primarily of the $20.5 million raised for the acquisition of nLayer. Cash flows provided by financing activities were $13.0 million for the year ended December 31, 2011.

Effect of Exchange Rate Changes on Cash.   Effect of exchange rate changes on cash increased $0.3 million to $0.2 million for the year ended December 31, 2012 compared to ($0.1) million for the year ended December 31, 2011.

Interest Payments.  During the year ended December 31, 2012 and 2011, the Company made cash payments for interest totaling $4.8 million and $2.2 million, respectively. The increase in interest payments was a result of the modified Term Loan with Silicon Valley Bank and the Amended and Restated Note Purchase Agreement with BIA Digital Partners and Plexus Fund II, L.P. during the second quarter of 2012

Debt

The following summarizes the debt activity of the Company for the year ended December 31, 2012 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Plexus Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$-	$2,602	$709
Issuance, net of discount	25,714	14,500	4,000	-	7,214	-	-
Debt discount amortization	303	-	-	95	94	114	-
Payments	(11,177)	(3,500)	(7,100)	-	-	(105)	(472)
Debt obligation as of December 31, 2012	$42,829	$24,500	$-	$8,173	$7,308	$2,611	$237

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company entered into a joinder and first loan modification agreement with Silicon Valley Bank (“SVB”), which amended the loan agreement, dated September 30, 2010, by and among SVB and the Company. The modification agreement contains customary representations, warranties and covenants of the Company and customary events of default. The obligations of the Company under the modification agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the loan agreement. As of December 31, 2012, the Company is in compliance with the reporting and financial covenants stated in the modification agreement.

On April 30, 2012, in connection with the nLayer acquisition, the Company and nLayer entered into a modification agreement with SVB, which increased the outstanding amount of the Term Loan by $7.5 million, while the existing covenants and revolving Line of Credit in the aggregate principal amount of up to $5 million remained unchanged.

On May 23, 2012, the Company refinanced the Term Loan through a syndication led by SVB, which amends the loan agreement dated April 30, 2012, as amended, by and among SVB and the Company, which increased the outstanding amount of the Term Loan by $7.0 million, while the existing covenants and the amount of the Line of Credit remained unchanged.

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

BIA and Plexus Notes

Concurrent with entering in to the modification agreement, on June 6, 2011, the Company entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “BIA Notes”).  The BIA Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing was available to be called by the Company on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Company an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the notes.

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus Fund II, L.P. (“Plexus”) (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provides for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the “Plexus Notes” and together with the BIA Notes, the “Notes”). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes.

The Notes mature on June 6, 2016. The obligations evidenced by the Notes shall bear interest at a rate of 13.5% per annum, of which (i) at least 11.5% per annum shall be payable, in cash, monthly (“Cash Interest Portion”) and (ii) 2.0% per annum shall be, at the Company’s option, paid in cash or paid-in-kind. If the Company achieves certain performance criteria, the obligations evidenced by the Notes shall bear interest at a rate of 12.0% per annum, with a Cash Interest Portion of at least 11.0% per annum.

The obligations of the Company under the Amended Note Purchase Agreement are secured by a second lien on substantially all of Company’s tangible and intangible assets. Pursuant to a pledge agreement (the “Pledge Agreement”), dated June 6, 2011, by and between BIA and the Company, the obligations of the Company are also secured by a pledge in all of the equity interests of the Company in its respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company in its respective non-United States subsidiaries.

Concurrent with entering into the Amended Note Purchase Agreement, SVB and BIA entered into an agreement (the “Intercreditor and Subordination Agreement”) which governs, among other things, ranking and collateral access for the respective lenders.

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

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.208 per share (as adjusted from time to time as provided in the warrant). On December 31, 2012, the Company issued to Plexus an additional warrant to purchase from the Company 178,378 shares of the Company’s common stock, at an exercise price equal to $2.542 per share (as adjusted from time to time as provided in the warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the warrant shall have the option to require the Company to repurchase from the holder the warrant and any shares received upon exercise of the warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any warrant, less the exercise price per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $1.3 million as of 2012.  During 2012, the warrant liability was marked to market which resulted in a loss of $1.0 million.  The balance of the warrant liability was $2.3 million as of December 31, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a financing transaction in which it sold debt and common stock (“February 2010 Units”), resulting in $2.4 million of proceeds to the Company.  The February 2010 Units consisted of $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes due February 8, 2012, and $0.9 million of the Company’s common stock. The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the subordinated promissory notes. Interest on the subordinated promissory notes accrues at 10% per annum. In May 2011, $1.4 million of the subordinated promissory notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the subordinated promissory notes were paid off in February 2012. The total subordinated promissory notes of $1.4 million are included in short-term debt as of December 31, 2012. Accrued but unpaid interest was $283,000 as of December 31, 2012.

On December 31, 2010, the Company completed a financing transaction in which it sold debt and common stock (“December 2010 Units”), resulting in $2.2 million of proceeds to the Company.  The December 2010 Units consisted of $1.1 million in aggregated principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $1.1 million of the Company’s common stock. On February 16, 2011, the Company and the holders of the December 2010 Units amended the offering solely to increase the aggregate principal amount available for issuance, resulting in an additional $0.4 million of proceeds to the Company, consisting of $0.2 million in aggregated principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $0.2 million of the Company’s common stock.  The subordinated promissory notes were issued at a discount to face value of $0.3 million and the discount is being amortized into interest expense over the life of the subordinated promissory notes. Interest on the subordinated promissory notes accrues at 10% per annum. All accrued interest as of December 31, 2012 was paid.

As of December 31, 2012, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the subordinated promissory notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of December 31, 2012, the remaining balance due was $0.2 million.

Contractual Obligations and Commitments

As of December 31, 2012, the Company had total contractual obligations of approximately $84.2 million. Of these obligations, approximately $39.4 million, or 47% are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors through 2017 and beyond. The Company generally tries to structure its contracts so the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, the Company will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.

Approximately $42.8 million, or 51%, of the total contractual obligations are associated with the Company’s debt which matures between 2013 and 2016.

Operating leases amount to $2.0 million, or 2% of total contractual obligations, which consist of building leases.

The following table summarizes the Company’s significant contractual obligations as of December 31, 2012 (amounts in thousands):

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$24,500	$5,000	$10,000	$9,500	$-
BIA note	8,173	-	-	8,173	-
Plexus note	7,308	-	-	7,308	-
Subordinated notes	2,611	2,611	-	-	-
Promissory note	237	237	-	-	-
Operating leases	2,034	682	952	400	-
Supplier agreements	39,404	8,330	21,491	6,440	3,143
	$84,267	$16,860	$32,443	$31,821	$3,143

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2012 and 2011, the Company had interest expense, net of interest income, of approximately $4.7 million and $2.5 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 24% of the Company’s revenue for the year ended December 31, 2012 is derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenue is billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2012.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1 (1)	Agreement for the sale and purchase of the entire issued share capital of and loan notes in PacketExchange (Ireland) Limited, dated May 23, 2011, by and among Esprit Capital I Fund No. 1 LP, Esprit Capital I Fund No. 2 LP and the others, as Sellers, and GTT-EMEA, Limited, as Buyer.
2.2 (2)	Stock Purchase Agreement, dated as of April 30, 2012, by and among nLayer Communications, Inc., Jordan Lowe, Daniel Brosk Trust dated December 22, 2006, Global Telecom & Technology Americas, Inc. and Global Telecom and Technology.

3.1 (3)	Second Amended and Restated Certificate of Incorporation dated October 16, 2006.
3.2 (3)	Amended and Restated Bylaws dated October 15, 2006.
3.3 (4)	Amendment to Amended and Restated Bylaws dated May 7, 2007.
4.1 (5)	Specimen of Common Stock Certificate.
4.2 (6)	Warrant, dated June 6, 2011, issued by Global Telecom & Technology, Inc. to BIA Digital Partners SBIC II LP.
4.3 (2)	Warrant, dated April 30, 2012, issued by Global Telecom & Technology, Inc. to Plexus Fund II, L.P.
4.4 (7)	Form of Registration Rights Agreement, dated as of 2005, by and among the Registrant, Universal Telecommunications, Inc., Hackman Family Trust, Charles Schwab & Company Custodian FBO David Ballarini IRA and Mercator Capital L.L.C.
4.5 (2)	Registration Rights Agreement, dated as of April 30, 2012, by and among Global Telecom & Technology, Inc., Jordan Lowe and Daniel Brosk Trust dated December 22, 2006.
10.1 (8)+	2006 Employee, Director and Consultant Stock Plan, as amended.
10.2 (9) +	2011 Employee, Director and Consultant Stock Plan.
10.3 (3) +	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10.4 (4) +	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10.5 (10) +	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.
10.6 (11) +	Employment Agreement for Christopher McKee, dated September 12, 2011.
10.7 (12) +	Employment Agreement for Michael R. Bauer, dated June 27, 2012.
10.8 (2)	Joinder and Second Loan Modification Agreement, dated April 30, 2012, by and between (i) Silicon Valley Bank, (ii) Global Telecom & Technology, Inc., Global Telecom & Technology (Americas), Inc., PacketExchange (USA), Inc., PacketExchange, Inc., WBS Connect LLC and (iii) nLayer Communications, Inc.
10.9*	First Loan Modification Agreement, dated as of December 15, 2011, by and between Global Telecom and Technology, Inc., Global Telecom and Technology Americas, Inc., PacketExchange (USA), Inc., PacketExchange, Inc. and WBS Connect LLC and Silicon Valley Bank.
10.10 (13)	Loan and Security Agreement, dated June 29, 2011, by and between Global Telecom and Technology, Inc., Global Telecom and Technology Americas, Inc., PacketExchange (USA), Inc., PacketExchange, Inc. and WBS Connect LLC and Silicon Valley Bank.
10.11 (13)	Amended and Restated Unconditional Guaranty by TEK Channel Consulting, LLC dated June 29, 2011.
10.12 (13)	Amended and Restated Unconditional Guaranty by GTT Global Telecom Government Services, LLC dated June 29, 2011.
10.13 (13)	Pledge Agreement, dated June 29, 2011, by and between Global Telecom and Technology, Inc., Global Telecom and Technology Americas, Inc. and Silicon Valley Bank.
10.14 (2)	Second Loan Modification Agreement, dated April 30, 2012, by and between (i) Silicon Valley Bank and (ii) GTT-EMEA, Ltd., PacketExchange (Ireland) Limited and PacketExchange (Europe) Limited.
10.15*	First Loan Modification Agreement, dated December 15,2011, by and between (i) Silicon Valley Bank and (ii) GTT-EMEA, Ltd., PacketExchange (Ireland) Limited and PacketExchange (Europe) Limited.
10.16 (13)	Amended and Restated Loan & Security Agreement, dated June 29, 2011, by and between (i) GTT-EMEA, Ltd., PacketExchange (Ireland) Limited, PacketExchange (Europe) Limited and (ii) Silicon Valley Bank.
10.17 (13)	Unconditional Guaranty by TEK Channel Consulting, LLC dated June 29, 2011.
10.18 (13)	Unconditional Guaranty by GTT Global Telecom Government Services, LLC dated June 29, 2011.
10.19 (13)	Unconditional Guaranty by Global Telecom & Technology, Inc., Global Telecom & Technology Americas, Inc., PacketExchange (USA), Inc., PacketExchange, Inc. and WBS Connect, LLC, dated June 29, 2011.
10.20 (6)	Debenture executed by PacketExchange (Europe) Ltd. in favor of Silicon Valley Bank dated June 6, 2011.
10.21 (6)	Debenture executed by PacketExchange (Ireland) Ltd. in favor of Silicon Valley Bank dated June 6, 2011.
10.22 (14)	Debenture executed by GTT-EMEA, Ltd. in favor of Silicon Valley Bank dated September 30, 2010.
10.23 (13)	Amended and Restated Security Agreement, dated June 29, 2011, by and between GTT Global Telecom Government Services, LLC, TEK Channel Consulting, LLC and Silicon Valley Bank.

10.24 (6)	Note Purchase Agreement, dated June 6, 2011, by and between (i) Global Telecom & Technology, Inc., Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange, Inc., PacketExchange (USA), Inc. and (ii) BIA Digital Partners SBIC II LP.
10.25 (6)	Unconditional Guaranty, dated June 6, 2011, by and between TEK Channel Consulting, LLC and BIA Digital Partners SBIC II LP.
10.26 (6)	Unconditional Guaranty, dated June 6, 2011, by and between GTT Global Telecom Government Services, LLC and BIA Digital Partners SBIC II LP.
10.27 (6)	Security Agreement, dated June 6, 2011, by and between BIA Digital Partners SBIC II LP and TEK Channel Consulting, LLC and GTT Global Telecom Government Services, LLC.
10.28 (6)	Pledge Agreement, dated June 6, 2011, by and between BIA Digital Partners SBIC II LP and Global Telecom & Technology, Inc. and Global Telecom & Technology Americas, Inc.
10.29 (2)	Amended and Restated Note Purchase Agreement, dated April 30, 2012, by and between (i) Global Telecom & Technology, Inc., Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange, Inc., PacketExchange (USA), Inc., nLayer Communications, Inc., (ii) BIA Digital Partners SBIC II LP, as agent for the Purchasers, and (iii) the Purchasers party thereto.
10.30 (2)	Note, dated April 30, 2012, issued by Global Telecom & Technology, Inc., Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange (USA), Inc, PacketExchange, Inc. and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.
10.31 (2)	Amended and Restated Note, dated April 30, 2012, issued by Global Telecom & Technology, Inc., Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange (USA), Inc, PacketExchange, Inc. and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners II LP.
10.32 (15)	Form of Promissory Note of Global Telecom & Technology, Inc. due February 8, 2012.
10.33*	Amendment No. 1, dated May __, 2011, to Promissory Notes of Global Telecom & Technology, Inc. due February 8, 2012.
10.34 (16)	Form of Promissory Note of Global Telecom & Technology, Inc. due December 31, 2013.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of CohnReznick LLP.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Denotes a management or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 21, 2011, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 4, 2012, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 19, 2006, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 10, 2007, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 10, 2011, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) filed January 26, 2005, and incorporated herein by reference.
(8)	Previously filed as Annex E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 2, 2006, and incorporated herein by reference.
(9)	Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2011, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed August 4, 2008, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed September 16, 2011, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 29, 2012, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 6, 2010, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 12, 1010, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 23, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

Date: March 19, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 19, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)

/s/ Michael R. Bauer	Chief Financial Officer and Treasurer
Michael R. Bauer	(Principal Financial Officer)

/s/ H. Brian Thompson	Chairman of the Board and Executive
H. Brian Thompson	Chairman

/s/ S. Joseph Bruno	Director
S. Joseph Bruno

/s/ Didier Delepine	Director
Didier Delepine

/s/ Rhodric C. Hackman	Director
Rhodric C. Hackman

/s/ Howard Janzen	Director
Howard Janzen

/s/ Morgan E. O’Brien	Director
Morgan E. O’Brien

/s/ Theodore B. Smith, III	Director
Theodore B. Smith, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Telecom & Technology, Inc.

We have audited the accompanying consolidated balance sheets of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Global Telecom and Technology, Inc. and Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telecom & Technology, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

March 19, 2013

Global Telecom & Technology, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$4,726	$3,249
Accounts receivable, net of allowances of $748 and $1,516, respectively	11,003	10,855
Deferred contract costs	1,346	1,831
Prepaid expenses and other current assets	1,877	2,197
Total current assets	18,952	18,132
Property and equipment, net	5,494	3,262
Intangible assets, net	20,903	11,828
Other assets	2,614	4,153
Goodwill	49,793	40,950
Total assets	$97,756	$78,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,857	$16,457
Accrued expenses and other current liabilities	13,301	8,325
Short-term debt	7,848	6,677
Deferred revenue	6,588	6,157
Total current liabilities	40,594	37,616
Long-term debt	34,981	21,312
Deferred revenue	234	265
Other long-term liabilities	4,908	1,001
Total liabilities	80,717	60,194

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 19,129,765 and 18,674,860 shares issued and outstanding as of December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	63,207	62,442
Accumulated deficit	(45,437)	(43,874)
Accumulated other comprehensive loss	(733)	(439)
Total stockholders' equity	17,039	18,131
Total liabilities and stockholders' equity	$97,756	$78,325

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except for share and per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenue:
Telecommunications services sold	$107,877	$91,188

Operating expenses:
Cost of telecommunications services provided	76,000	64,198
Selling, general and administrative expense	18,957	18,597
Restructuring costs, employee termination and other items	701	958
Depreciation and amortization	7,296	3,896

Total operating expenses	102,954	87,649

Operating income	4,923	3,539

Other expense:
Interest expense, net	(4,686)	(2,491)
Other expense, net	(1,054)	(218)

Total other expense	(5,740)	(2,709)

Income (loss) before income taxes	(817)	830

Provision for income taxes	746	575

Net income (loss)	$(1,563)	$255

Earnings (loss) per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

Weighted average shares:
Basic	18,960,347	18,599,028
Diluted	18,960,347	18,820,380

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4

Global Telecom & Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except for share and per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net income (loss)	$(1,563)	$255

Other comprehensive loss:
Change in accumulated foreign currency translation loss	(294)	(152)
Comprehensive income (loss)	$(1,857)	$103

Global Telecom & Technology, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share and per share data)

	Common Stock		Additional Paid -In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2010	17,880,254	$2	$61,497	$(44,129)	$(287)	$17,083

Share-based compensation for options issued	-	-	171	-	-	171

Share-based compensation for restricted stock issued	384,606	-	527	-	-	527

Shares issued related to December 2009 acquisition	210,000	-	-	-	-	-

Shares issued in February 2011 units offering	200,000	-	247	-	-	247

Net income	-	-	-	255	-	255

Change in accumulated foreign currency translation loss	-	-	-	-	(152)	(152)

Balance, December 31, 2011	18,674,860	2	62,442	(43,874)	(439)	18,131

Share-based compensation for options issued	-	-	210	-	-	210

Share-based compensation for restricted stock issued	406,248	-	400	-	-	400

Stock options exercised	48,657	-	3	-	-	3

Tax benefit from stock option plans	-	-	152	-	-	152

Net loss	-	-	-	(1,563)	-	(1,563)

Change in accumulated foreign currency translation loss	-	-	-	-	(294)	(294)

Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net Income (loss)	$(1,563)	$255
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,296	3,896
Shared-based compensation	610	698
Debt discount amortization	303	316
Change in fair value of warrant liability	1,072	(42)
Tax benefit for stock options	(152)

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,017	(2,307)
Deferred contract cost	517	(1,295)
Prepaid expenses and other current assets	361	731
Other assets	(601)	(108)
Accounts payable	(4,109)	2,829
Accrued expenses and other current liabilities	(1,382)	(3,124)
Deferred revenue and other long-term liabilities	644	(1,877)

Net cash provided by (used in) operating activities	4,013	(28)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,833)	(14,604)
Purchase of customer list	(1,723)	(1,000)
Purchases of property and equipment	(1,839)	(530)

Net cash used in investing activities	(17,395)	(16,134)

Cash flows from financing activities:
Principal payments on promissory note	(472)	(244)
(Repayment of) borrowing from line of credit, net	(3,100)	762
Repayment of term loan	(3,500)	(2,333)
Issuance of term loan	14,500	14,417
Issuance of Plexus note, net of discount	7,214	-
Payment of subordinate notes payable	(105)	-
Issuance of subordinated notes	-	153
Issuance of units offering common shares	-	247
Tax benefit for stock options	152	-
Exercise of stock options	3	-

Net cash provided by financing activities	14,692	13,002

Effect of exchange rate changes on cash	167	(153)

Net increase (decrease) in cash and cash equivalents	1,477	(3,313)

Cash and cash equivalents at beginning of year	3,249	6,562

Cash and cash equivalents at end of year	$4,726	$3,249

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,759	$2,175

Supplemental disclosure of non cash investing and financing activities (Note 4):
Measurement period adjustment related to PacketExchange acquisition	$744	$-
Adjustment related to August 2010 sales novations	2,885	-
Fair value of PacketExchange liabilities assumed	-	9,869
Fair value of PacketExchange assets acquired	-	16,015
Fair value of promissory note assumed in PacketExchange acquisition	-	709
Non-cash increase in other assets due to the PacketExchange acquisition	-	544
Fair value of warrant liability (Note 5)	-	430

The accompanying notes are an integral part of these Consolidated Financial Statements

Global Telecom & Technology, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a premiere cloud network provider delivering simplicity, speed and agility to enterprise, government and carrier customers in over 80 countries worldwide. Powered by our global Ethernet and IP backbone, GTT operates one of the most interconnected global networks. GTT’s solutions include cloud networking, high bandwidth IP transit for content delivery and hosting, and network-to-network carrier interconnects.

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

nLayer Communications, Inc.

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

A summary of exchange rates used is as follows:

	U.S. Dollars / British Pounds Sterling		U.S. Dollars / Euro
	2012	2011	2012	2011

Closing exchange rate at December 31	1.62	1.55	1.32	1.29

Average exchange rate during the period	1.58	1.60	1.29	1.39

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

Other Income (Expense), Net

The Company recognized other expense, net of income, of $1.1 million and $0.2 for the years ended December 31, 2012 and 2011, respectively, primarily comprised of the change in the fair value of the warrant liability.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of December 31, 2012 and 2011, the total allowance for doubtful accounts was $0.7 million and $1.5 million, respectively.

Other Comprehensive Income (Loss)

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

Share-based compensation expense recognized under ASC Topic 718 was $0.6 million for the year ended December 31, 2012 and $0.7 for the year ended December 31, 2011. For the year ended December 31, 2012 and 2011, share-based compensation expense related to stock option grants were both approximately $0.2 million.  Share-based compensation expense related to restricted stock awards were $0.4 million for the year ended December 31, 2012 and $0.5 million for the years ended December 31, 2011. Share-based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011, included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for non-employee stock-based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees. The Company did not issue any options or shares to non-employees in 2012 and 2011.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. As a result, the Company recorded a warrant liability in the amount of $0.8 million in 2012 and $0.5 million in 2011. As of December 31, 2012, the warrant liability was marked to market which resulted in a loss of $1.1 million. The balance of the warrant liability was $2.3 million at December 31, 2012, which is included in other long-term liabilities.

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

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s federal, state and international tax returns for 2008, 2009, 2010 and 2011 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

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

The table below details the calculations of earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011
Numerator for basic and diluted EPS – income (loss) available to common stockholders	$(1,563)	$255
Denominator for basic EPS – weighted average shares	18,960,347	18,599,028
Effect of dilutive securities	-	221,352
Denominator for diluted EPS – weighted average shares	18,960,347	18,820,380

Earnings (loss) per share: basic and diluted	$(0.08)	$0.01

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (in thousands):

	Year ended December 31,
	2012	2011
Class Z warrants	-	12,090
BIA warrant	698	698
Plexus warrant	714	-
Stock options	1,395	658
Totals	2,807	13,446

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

Goodwill

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired businesses. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by ASC Topic 350, Intangibles — Goodwill and Other . ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

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

For the year ended December 31, 2012, open disputes totaled approximately $4.1 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $1.1 million in connection with these disputes as of December 31, 2012. As of December 31, 2011, open disputes totaled approximately $3.4 million and the Company determined the liability from these disputes to be $1.3 million.

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

NOTE 3 — ACQUISITIONS

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

During the third quarter of 2012, the Company and the former stockholders of nLayer finalized an agreement to allow the Company to treat the acquisition as an asset purchase. This agreement resulted in additional purchase price and goodwill of $0.6 million. As a result of the agreement, the book and tax basis of the acquired assets will be the same.

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

	Year Ended December 31,
	2012	2011
Amounts in thousands, except per share data
Revenue	$113,401	$105,922

Net income (loss)	$(774)	$1,633

Net income (loss) per share:
Basic	$(0.04)	$0.09
Diluted	$(0.04)	$0.09

Basic	18,960,347	18,599,028
Diluted	18,960,347	18,820,380

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

Amounts in thousands
Purchase Price:
Debt extinguished by GTT at closing	$11,767
Accrued liabilities extinguished by GTT at closing	4,074
Total cash consideration	15,841
Fair value of liabilities assumed	10,613
Fair value of debt assumed	709
Fair value of deferred consideration	1,500
Total consideration rendered	$28,663

Purchase Price Allocation:
Acquired Assets:
Current assets, including cash acquired of $1,238	$5,823
Property and equipment	2,455
Intangible assets	7,578
Other assets	159
Total fair value of assets acquired	16,015
Goodwill	12,648
Total consideration	$28,663

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

Year Ended December 31,
2011
Amounts in thousands, except per share data
Revenue	$101,919

Net loss	$(528)

Net loss per share:
Basic	$(0.03)
Diluted	$(0.03)

Basic	18,599,028
Diluted	18,599,028

During the year ended December 31, 2011, the Company settled outstanding contingent consideration resulting from the 2009 acquisition. The Company issued 210,000 shares of common stock, which had been fair valued as part of the purchase price allocation, and as such, no further charges were recorded.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2012, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350, Intangibles—Goodwill and Other.  After performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount; therefore, the first and second steps of the goodwill impairment test were unnecessary and concluded that no impairment existed.

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

The Company entered into sales novation agreements in 2012 which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the novations and recorded $1.7 million in intangible assets. The Company valued the customer relationships from the Electra acquisition and recorded $0.9 million in intangible assets and $0.3 million in goodwill.

The Company adjusted certain prepaid expenses and other assets relating to the August 2010 sales novation agreements, resulting in a $2.9 million increase to intangible assets. This was the result of a settlement agreement which triggered the re-characterization of the asset.

The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows (in thousands):

Balance at December 31, 2011	$40,950
Goodwill associated with the nLayer acquisition	7,759
Measurement period adjustment related to the PacketExchange acquisition	744
Goodwill associated with the Electra acquisition	340
Balance at December 31, 2012	$49,793

The following table summarizes the Company’s intangible assets as of December 31, 2012 and December 31, 2011 (amounts in thousands):

		December 31, 2012
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$26,471	$6,802	$19,669
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	4,331	3,593	738
Software	7 years	4,935	4,439	496
		$35,888	$14,985	$20,903

		December 31, 2011
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-5 years	$13,384	$2,827	$10,557
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	3,531	3,384	147
Software	7 years	4,935	3,811	1,124
		$22,001	$10,173	$11,828

Amortization expense was $4.8 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2012 in each of the years subsequent to December 31, 2012 is as follows (amounts in thousands):

2013	$6,048
2014	5,455
2015	4,110
2016	3,201
2017	1,626
and beyond	463
Total	$20,903

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

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 61%, expected term of 5 years, risk-free interest rate of 0% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$2,288	$2,288

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Balance at December 31, 2011	$430
Issuance of warrants	786
Change in fair value of warrant liability	1,072
Balance at December 31, 2012	$2,288

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

NOTE 6 — PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Network equipment	$8,710	$6,840
Computer software	3,353	617
Leasehold improvements	744	527
Furniture and fixtures	256	248
Property and equipment, gross	13,063	8,232
Less accumulated depreciation and amortization	(7,569)	(4,970)

Property and equipment, net	$5,494	$3,262

Depreciation expense associated with property and equipment was $2.5 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2012 and 2011 (amounts in thousands):

	2012	2011

Accrued compensation and benefits	$1,056	$1,280
Accrued interest payable	610	144
Accrued taxes	843	856
Accrued carrier costs	3,912	4,258
Accrued other	6,880	1,787

	$13,301	$8,325

NOTE 8 — INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2012 and 2011 are as follows (amounts in thousands):

	2012	2011
Current:
Federal	$219	$41
State	144	31
Foreign	279	308
Subtotal	642	380

Deferred:
Federal	(285)	271
State	(93)	500
Foreign	(167)	104
Subtotal	(545)	875
Change in valuation allowance	649	(680)
Provision for income taxes	$746	$575

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31, 2012 and 2011:

	2012	2011
US federal statutory income tax rate	35.00%	35.00%
Permanent items	-4.26%	1.57%
State taxes, net of federal benefit	-13.12%	7.58%
Foreign tax rate differential	-15.79%	9.95%
Change in valuation allowance	-98.81%	-64.88%
Stock compensation shortfalls	0.00%	46.68%
Intangibles	0.00%	28.16%
Prior year AMT	-6.74%	0.00%
Return to provision adjustments	12.37%	5.28%
Effective Tax Rate	-91.35%	69.34%

In 2012, loss before income taxes of $0.8 million consisted of $0.3 million domestic and $0.5 million foreign. In 2011, income before income taxes of $0.8 million consisted of $0.4 million domestic and $0.4 million foreign.

As of December 31, 2012, the Company has net operating loss ("NOL") carryforwards of approximately $25.3 million for tax purposes which will be available to offset future income. The NOL carryforwards consist of $20.7 million in foreign NOL carryforward and $4.6 million in U.S. NOL carryforward. If not used, these carryforwards will expire between 2020 and 2030. The Company's U.S. NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code ("IRC"). NOL carryforwards are limited under Section 382 when there is a significant "ownership change" as defined in the IRC.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (amounts in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,400	$5,951
Allowance for doubtful accounts	85	315
Fixed assets	320	394
Stock compensation	503	440
Miscellaneous items	646	155
Total deferred tax assets before valuation allowance	6,954	7,255
Less: valuation allowance	(6,708)	(6,059)
Total deferred tax assets	246	1,196

Deferred tax liabilities:
Identified intangibles	780	1,349
Miscellaneous items	274	211
Total deferred tax liabilities	1,054	1,560
Net deferred tax liability	$808	$364

ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets if more likely than not. The Company believes that it is more likely than not that all of the deferred tax assets will be realized against future taxable income but does not have objective evidence to support this future assumption. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported accumulated net losses to date, the Company has provided a full valuation allowance against its deferred tax assets, except to the extent that those assets are expected to be realized through continuing amortization of the Company's deferred tax liabilities for intangible assets.

The majority of the Company's valuation allowance relates to deferred tax assets in the United Kingdom, the United States, and France.

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

As of December 31, 2012 and 2011, the Company had no uncertain tax positions.

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the year ended December 31, 2012, the Company incurred costs associated with executing and closing the nLayer acquisition, including legal fees, professional fees, and travel.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Total
Balance, December 31, 2011	$-	$-	$-
Legal, advisory, consulting fees	150	(150)	-
Integration expenses	541	(541)	-
Travel and other expenses	10	(10)	-
Balance, December 31, 2012	$701	$(701)	$-

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

	2012	2011
Volatility	61.9% - 64.0%	59.8% - 92.4%
Risk free rate	0.8% - 1.8%	1.2% - 2.5%
Term	6.25	6.25
Dividend yield	0.0%	0.0%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2012 is based on awards ultimately expected to vest, reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the year ended December 31, 2012 and 2011, the Company recognized compensation expense of $0.6 million and $0.2 million, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2012, 515,000 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2012:

				Weighted Average
		Weighted Average	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Fair Value	Life (Years)	Value

Balance at December 31, 2011	1,067,657	$1.20	$0.87	7.56	$228,298
Granted	515,000	1.95	1.16	-	-
Exercised	48,657	-	-	-	74,257
Forfeited	(236,064)	1.32	0.54	-	389,460
Balance at December 31, 2012	1,395,250	$1.49	$0.43	7.23	$1,834,685

Exercisable	512,384	$0.90	$0.68	5.60	$1,766,295

As of December 31, 2012, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows (amounts in thousands):

2013	$241
2014	198
2015	141
2016	44
Total	$624

The fair value of share based compensation for options that vested as of December 31, 2012 was $0.6 million.

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of ASC Topic 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the year ended December 31, 2012 and 2011, the Company recognized compensation expense related to restricted stock of $0.4 million and $0.5 million, respectively, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

The following table summarizes restricted stock activity during the years ended December 31, 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value
Nonvested Balance at January 1,	587,089	$0.91	667,499	$0.91
Granted	419,726	2.08	386,387	1.20
Forfeited	-	-	(90,375)	1.07
Vested	(104,225)	2.38	(376,422)	1.19
Nonvested Balance at December 31,	902,590	$1.66	587,089	$0.91

As of December 31, 2012, the unvested portion of share-based compensation expense attributable to restricted stock amounts to $0.4 million which is expected to vest and be recognized during a weighted-average period of 1.5 years.

NOTE 11 — DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the IRC that covers substantially all US based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2012 and 2011, the Company matched 35% of employees’ contributions to the plan. The Company’s 401(k) expense was $84,000 in 2012 and $59,000 in 2011.

NOTE 12 — DEBT

The following summarizes the debt activity of the Company during 2012 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Plexus Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2011	$27,989	$13,500	$3,100	$8,078	$-	$2,602	$709
Issuance, net of discount	25,714	14,500	4,000	-	7,214	-	-
Debt discount amortization	303	-	-	95	94	114	-
Payments	(11,177)	(3,500)	(7,100)	-	-	(105)	(472)
Debt obligation as of December 31, 2012	$42,829	$24,500	$-	$8,173	$7,308	$2,611	$237

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at December 31, 2012 (amounts in thousands):

Total Debt
2013	$7,848
2014	5,000
2015	5,000
2016	24,981
$42,829

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company entered into a joinder and first loan modification agreement with Silicon Valley Bank (“SVB”), which amended the loan agreement, dated September 30, 2010, by and among SVB and the Company. The modification agreement contains customary representations, warranties and covenants of the Company and customary events of default. The obligations of the Company under the modification agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the loan agreement. As of December 31, 2012, the Company is in compliance with the reporting and financial covenants stated in the modification agreement.

On April 30, 2012, in connection with the nLayer acquisition, the Company and nLayer entered into a modification agreement with SVB, which increased the outstanding amount of the Term Loan by $7.5 million, while the existing covenants and revolving Line of Credit in the aggregate principal amount of up to $5 million remained unchanged.

On May 23, 2012, the Company refinanced the Term Loan through a syndication led by SVB, which amends the loan agreement dated April 30, 2012, as amended, by and among SVB and the Company, which increased the outstanding amount of the Term Loan by $7.0 million, while the existing covenants and the amount of the Line of Credit remained unchanged.

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

BIA and Plexus Notes

Concurrent with entering in to the modification agreement, on June 6, 2011, the Company entered into a note purchase agreement (the “Purchase Agreement”) with the BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “BIA Notes”).  The BIA Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing was available to be called by the Company on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Company an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the notes.

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus Fund II, L.P. (“Plexus”) (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provides for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the “Plexus Notes” and together with the BIA Notes, the “Notes”). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes.

The Notes mature on June 6, 2016. The obligations evidenced by the Notes shall bear interest at a rate of 13.5% per annum, of which (i) at least 11.5% per annum shall be payable, in cash, monthly (“Cash Interest Portion”) and (ii) 2.0% per annum shall be, at the Company’s option, paid in cash or paid-in-kind. If the Company achieves certain performance criteria, the obligations evidenced by the Notes shall bear interest at a rate of 12.0% per annum, with a Cash Interest Portion of at least 11.0% per annum.

The obligations of the Company under the Amended Note Purchase Agreement are secured by a second lien on substantially all of Company’s tangible and intangible assets. Pursuant to a pledge agreement (the “Pledge Agreement”), dated June 6, 2011, by and between BIA and the Company, the obligations of the Company are also secured by a pledge in all of the equity interests of the Company in its respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company in its respective non-United States subsidiaries.

Concurrent with entering into the Amended Note Purchase Agreement, SVB and BIA entered into an agreement (the “Intercreditor and Subordination Agreement”) which governs, among other things, ranking and collateral access for the respective lenders.

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

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.208 per share (as adjusted from time to time as provided in the warrant). On December 31, 2012, the Company issued to Plexus an additional warrant to purchase from the Company 178,378 shares of the Company’s common stock, at an exercise price equal to $2.542 per share (as adjusted from time to time as provided in the warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the warrant shall have the option to require the Company to repurchase from the holder the warrant and any shares received upon exercise of the warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any warrant, less the exercise price per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $1.3 million as of 2012.  During 2012, the warrant liability was marked to market which resulted in a loss of $1.0 million.  The balance of the warrant liability was $2.3 million as of December 31, 2012, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a financing transaction in which it sold debt and common stock (“February 2010 Units”), resulting in $2.4 million of proceeds to the Company.  The February 2010 Units consisted of $1.5 million in aggregated principal amount of the Company’s subordinated promissory notes due February 8, 2012, and $0.9 million of the Company’s common stock. The subordinated promissory notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid off in February 2012. The total subordinate notes of $1.4 million are included in short-term debt as of December 31, 2012. Accrued but unpaid interest was $283,000 as of December 31, 2012.

On December 31, 2010, the Company completed a financing transaction in which it sold debt and common stock (“December 2010 Units”), resulting in $2.2 million of proceeds to the Company.  The December 2010 Units consisted of $1.1 million in aggregated principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $1.1 million of the Company’s common stock. On February 16, 2011, the Company and the holders of the December 2010 Units amended the offering solely to increase the aggregate principal amount available for issuance, resulting in an additional $0.4 million of proceeds to the Company, consisting of $0.2 million in aggregated principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $0.2 million of the Company’s common stock.  The subordinated promissory notes were issued at a discount to face value of $0.3 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum. All accrued interest as of December 31, 2012 was paid.

As of December 31, 2012, the subordinated notes payable had a balance of $2.6 million. The balance includes notes totaling $2.1 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the balance is $0.1 million of the notes held by officers and directors of the Company.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. As of December 31, 2012, the remaining balance due was $0.2 million.

NOTE 13 — CONCENTRATIONS

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. At times during the periods presented, the Company had funds in excess of $250,000 insured by the US Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2012, approximately $0.8 million of the Company’s deposits were held at institutions as balances in excess of the US Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

For the year ended December 31, 2012, no single customer exceeded 11% of total consolidated revenue. For the year ended December 31, 2011, no single customer exceeded 7% of total consolidated revenue.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Commitment — Leases

GTTA is required to provide its landlord with a letter of credit to provide protection from default under the lease for the Company’s headquarters. GTTA has provided the landlord with a letter of credit in the amount of $100,000 supported by hypothecation of a Certificate of Deposit held by the underlying bank in the same amount.

Office Space and Operating Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in McLean, Virginia (lease expires December 2014), London (United Kingdom) (lease expires May 2017), and Denver, Colorado (lease expires January 2014). The Company gained additional lease obligations with the acquisition of PacketExchange in London (United Kingdom) (lease expires April 2014). The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $0.8 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively.

Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2012 (amounts in thousands):

Office Space

2013	$682
2014	670
2015	282
2016	282
2017	117
$2,033

Commitments-Supply agreements

As of December 31, 2012, the Company had supplier agreement purchase obligations of $39.4 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are generally such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under supplier contractual agreements are as follows at December 31, 2012 (amounts in thousands):

Supplier Agreements

2013	$8,330
2014	11,009
2015	10,483
2016	3,300
2017	3,141
and beyond	3,143
$39,406

If a customer disconnects its service before the term ordered from the vendor expires, and if GTT were unable to find another customer for the capacity, GTT may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTT were to order replacement service with the vendor of equal or greater value to the service cancelled. Additionally, the Company maintains some fixed network costs and from time to time if it deems portions of the network are not economically beneficial; the Company may disconnect those portions and potentially incur early termination liabilities.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2012 and 2011, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $2.6 million and $1.1 million, respectively.

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

NOTE 15 — FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The Company’s financial data by geographic area is as follows:

	US	UK	OTHER	Total GTT
2012
Revenues by geographic area	$82,430	$20,648	$4,799	$107,877
Long-lived assets at December 31	$63,492	$12,679	$19	$76,190

2011
Revenues by geographic area	$65,364	$19,522	$6,302	$91,188
Long-lived assets at December 31	$44,430	$14,065	$41	$58,536

NOTE 16 — SUBSEQUENT EVENTS

On February 1, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement’), with IDC Global Incorporated (“IDC”), a privately held company in Chicago. IDC owns and operates two data co-location facilities and its own metro optical fiber network in Chicago. The two data facilities fiber connects to 350 East Cermack, which is the largest multi-story data center property in the world. IDC provides cloud networking, co-location, and managed cloud services to nearly 100 clients with a focus on providing multi-location enterprises with a complete portfolio of cloud infrastructure services.

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of capital stock of IDC for an aggregate purchase price of $4.6 million, which amount is subject to adjustment to the extent that IDC’s net working capital as of the closing of the transaction is determined to be greater or less than the estimated net working capital as of such date provided by IDC.

