Form 10-Q
period 2013-03-31
Global Telecom & Technology, Inc.
filed 2013-05-15
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 15, 2013, 22,740,872 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART 1 – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
		(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,607	$4,726
Accounts receivable, net of allowances of $907 and $748, respectively	9,807	11,003
Deferred contract costs	1,279	1,346
Prepaid expenses and other current assets	3,875	1,877
Total current assets	19,568	18,952
Property and equipment, net	6,462	5,494
Intangible assets, net	23,851	20,903
Other assets	2,633	2,614
Goodwill	50,557	49,793
Total assets	$103,071	$97,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,844	$12,857
Accrued expenses and other current liabilities	12,682	13,301
Short-term debt	5,329	7,848
Deferred revenue	6,308	6,588
Total current liabilities	37,163	40,594
Long-term debt	37,334	34,981
Deferred revenue	320	234
Other long-term liabilities	6,150	4,908
Total liabilities	80,967	80,717

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 21,463,538, and 19,129,765 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	70,817	63,207
Accumulated deficit	(47,958)	(45,437)
Accumulated other comprehensive loss	(757)	(733)
Total stockholders' equity	22,104	17,039
Total liabilities and stockholders' equity	$103,071	$97,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue:
Telecommunications services sold	$26,433	$24,718

Operating expenses:
Cost of telecommunications services provided	17,657	17,467
Selling, general and administrative expense	5,364	4,728
Restructuring costs, employee termination and other items	242	-
Depreciation and amortization	2,395	1,138

Total operating expenses	25,658	23,333

Operating income	775	1,385

Other expense:
Interest expense, net	(1,306)	(850)
Debt extinguishment loss	(706)	-
Other expense, net	(1,093)	(648)

Total other expense	(3,105)	(1,498)

Loss before income taxes	(2,330)	(113)

Provision for income taxes	191	136

Net loss	$(2,521)	$(249)

Loss per share:
Basic	$(0.13)	$(0.01)
Diluted	$(0.13)	$(0.01)

Weighted average shares:
Basic	19,264,481	18,782,701
Diluted	19,264,481	18,782,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net loss	$(2,521)	$(249)

Other comprehensive loss:
Change in accumulated foreign currency translation loss	(24)	(143)
Comprehensive loss	$(2,545)	$(392)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid -In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

Share-based compensation for options issued	-	-	62	-	-	62

Share-based compensation for restricted stock issued	31,406	-	92	-	-	92

Stock issued in private offering	1,277,261	-	3,832	-	-	3,832

Stock options exercised	42,750	-	38	-	-	38

Stock issued on debt extinguishment	982,356	-	3,586	-	-	3,586

Net loss	-	-	-	(2,521)	-	(2,521)

Change in accumulated foreign currency translation loss	-	-	-	-	(24)	(24)

Balance, March 31, 2013	21,463,538	$2	$70,817	$(47,958)	$(757)	$22,104

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(2,521)	$(249)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,395	1,138
Shared-based compensation	154	147
Debt discount amortization	96	71
Change in fair value of warrant liability	994	694
Debt extinguishment on shares issued	706	-

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,200	785
Deferred contract costs	38	99
Prepaid expenses and other current assets	168	590
Other assets	(35)	60
Accounts payable	(1,107)	412
Accrued expenses and other current liabilities	(258)	(1,963)
Deferred revenue and other long-term liabilities	608	(624)

Net cash provided by operating activities	2,438	1,160

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,545)	-
Purchase of customer list	(1,502)	-
Purchases of property and equipment	(797)	(101)

Net cash used in investing activities	(5,844)	(101)

Cash flows from financing activities:
Principal payments on promissory note	(237)	(236)
Borrowing from (repayment of) line of credit, net	3,000	800
Repayment of term loan	(1,249)	(750)
Issuance of term loan	794	-
Payment of subordinate notes payable	(21)	(105)
Exercise of stock options	38	-
Stock issued	1,621	-

Net cash provided by (used in) financing activities	3,946	(291)

Effect of exchange rate changes on cash	(659)	202

Net (decrease) increase in cash and cash equivalents	(119)	970

Cash and cash equivalents at beginning of year	4,726	3,249

Cash and cash equivalents at end of year	$4,607	$4,219

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,170	$723

Supplemental disclosure of noncash investing and financing activities:
Exchange of subordinated notes from equity	$2,879	$-
Receivable from private offering (subsequently collected)	$2,211	$-

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed on March 19, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year 2013 or for any other interim period. The December 31, 2012 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of March 31, 2013 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2012 Annual Report on Form 10-K.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. The Company issued warrants relating to the note purchase agreements disclosed in Note 7. During the quarter ended March 31, 2013, the warrant liability was marked to market which resulted in a loss of $1.0 million. The warrant liability was $3.3 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively, which is included in other long-term liabilities.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 3 — ACQUISITION

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

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of IDC has been preliminarily allocated to IDC’s assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, February 1, 2013. The Company estimated the fair value of IDC’s assets and liabilities based on discussions with IDC’s management, due diligence and information presented in financial statements. As part of the purchase agreement, the Company may elect to treat this acquisition as an asset purchase for tax purposes. If the Company makes such an election, there will be additional purchase price paid to the sellers, which could result in reallocation of the purchase price.

Amounts in thousands
Purchase Price:
Cash consideration paid	$3,593
Fair value of liabilities assumed	1,338
Total consideration	$4,931

Purchase Price Allocation:
Acquired Assets
Current assets	$187
Property and equipment	798
Other assets	82
Intangible assets	3,100
Total fair value of assets acquired	4,167
Goodwill	764
Total consideration	$4,931

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company recorded goodwill in the amount of $0.8 million during the quarter ended March 31, 2013 in connection with the IDC acquisition and in accordance with ASC Topic 350, Intangibles—Goodwill and Other.  Additionally, $3.1 million of the purchase price was allocated to intangible assets related to customer relationships which are subject to straight-line amortization.

The Company entered into a sales novation agreement during the quarter ended March 31, 2013, which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the novation and recorded $1.5 million in intangible assets.

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (amounts in thousands):

Balance at December 31, 2012	$49,793
Goodwill associated with the IDC acquisition	764
Balance at March 31, 2013	$50,557

The following table summarizes the Company’s intangible assets as of March 31, 2013 and December 31, 2012 (amounts in thousands):

		March 31, 2013
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$31,071	$8,218	$22,853
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	4,331	3,672	659
Software	7 years	4,935	4,596	339
		$40,488	$16,637	$23,851

		December 31, 2012
	Amortization	Gross Asset	Accumulated	Net Book
	Period	Cost	Amortization	Value
Customer contracts	4-7 years	$26,471	$6,802	$19,669
Carrier contracts	1 year	151	151	-
Noncompete agreements	4-5 years	4,331	3,593	738
Software	7 years	4,935	4,439	496
		$35,888	$14,985	$20,903

Amortization expense was $1.7 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2013 in each of the years subsequent to March 31, 2013 is as follows (amounts in thousands):

2013 remaining	$5,188
2014	6,375
2015	5,031
2016	4,121
2017	2,546
2018	590
Total	$23,851

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

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 61%, expected term of 3 years, risk-free interest rate of 0% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$3,282	$3,282

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Balance at December 31, 2012	$2,288
Change in fair value of warrant liability	994
Balance at March 31, 2013	$3,282

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

Stock Options

The Company recognized compensation expense for stock options of approximately $62,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 30,000 and 373,000 stock options with a total fair value of $59,000 and $390,000 during the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock

During the three months ended March 31, 2013, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total noncash compensation expense is recorded in selling, general and administrative expenses.

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended March 31, 2013
Restricted stock shares granted	9	41	50
Fair value of shares granted	$33	$141	$174
Restricted stock compensation expense	$115	$38	$153

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended March 31, 2012
Restricted stock shares granted	210	16	226
Fair value of shares granted	$368	$37	$405
Restricted stock compensation expense	$56	$37	$93

NOTE 7 — DEBT

The following summarizes the debt activity of the Company during the three months ended March 31, 2013 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Plexus Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$24,500	$-	$8,173	$7,308	$2,611	$237
Issuance	3,794	794	3,000	-	-	-	-
Debt discount amortization	96	-	-	24	49	23	-
Payments	(1,507)	(1,249)	-	-	-	(21)	(237)
Extinguishment of debt	(2,549)	-	-	-	-	(2,549)	-
Debt obligation as of March 31, 2013	$42,663	$24,045	$3,000	$8,197	$7,357	$64	$-

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at March 31, 2013 (amounts in thousands):

Total Debt
2013 remaining	$3,881
2014	5,066
2015	5,066
2016	28,650
$42,663

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company entered into a joinder and first loan modification agreement with Silicon Valley Bank (“SVB”), which amended the loan agreement, dated September 30, 2010, by and among SVB and the Company. The modification agreement contains customary representations, warranties and covenants of the Company and customary events of default. The obligations of the Company under the modification agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the loan agreement. As of March 31, 2013, the Company is in compliance with the reporting and financial covenants stated in the modification agreement.

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

On March 26, 2013, the Company amended the loan agreement dated May 23, 2012, which increased the outstanding amount of the Term Loan by $2.0 million and the Line of Credit by $1.0 million, while the existing covenants remained unchanged. The additional $2.0 million of the Term Loan is permitted four draws before December 31, 2013. As of March 31, 2013, the Company drew $0.8 million.

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

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus Fund II, L.P. (“Plexus”) (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provided for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the “Plexus Notes” and together with the BIA Notes, the “Notes”). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes.

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

Concurrent with entering into the Amended Note Purchase Agreement, SVB and the Note Holders entered into an intercreditor and subordination agreement which governs, among other things, ranking and collateral access for the respective lenders.

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

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $1.3 million as of March 31, 2012.  During the first quarter of 2013, the warrant liability was marked to market which resulted in a loss of $1.0 million.  The balance of the warrant liability was $3.3 million as of March 31, 2013, which is included in other long-term liabilities.

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

On December 31, 2010, the Company completed a financing transaction in which it sold debt and common stock (“December 2010 Units”), resulting in $2.2 million of proceeds to the Company.  The December 2010 Units consisted of $1.1 million in aggregate principal amount of the Company’s subordinated promissory notes due December 31, 2013 and $1.1 million of the Company’s common stock. On February 16, 2011, the Company and the holders of the December 2010 Units amended the offering solely to increase the aggregate principal amount available for issuance, resulting in an additional $0.4 million of proceeds to the Company, consisting of $0.2 million in the aggregate principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $0.2 million of the Company’s common stock.  The subordinated promissory notes were issued at a discount to face value of $0.3 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum. All accrued interest as of December 31, 2012 was paid.

On March 28, 2013, the Company issued 2,259,617 shares of its common stock in a transaction exempt from registration under the Securities Act of 1933, as amended. The purchase price of the common stock in this private offering was $3.00 per share, representing a 15% discount to the average closing price of the common stock for the 30-day period preceding the closing of the offering.

Among the purchasers of the common stock in the private offering were certain of the holders of subordinated promissory notes due 2013, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2.7 million aggregate principal amount of the Company’s subordinate promissory notes due 2013 outstanding before this private offering, the holders of $2.6 million in aggregate principal amount of the notes accepted common stock in the private offering in full satisfaction of their notes. The Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $331,066. The remainder of the common stock issued in the private offering was paid for in cash.

As a result of the 15% discount to the average closing price of the common stock, GTT took a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate promissory notes. GTT also took an additional loss on the remainder of the discounted debt on the subordinated promissory notes. In accordance with FASB ASC Section 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the condensed consolidated statements of operations as of March 31, 2013.

The shares of common stock sold in the private offering are restricted securities under the Securities Act of 1933. The Company entered into a Registration Rights Agreement with the purchasers of common stock in the private offering, pursuant to which the Company agreed to file with the Securities and Exchange Commission a registration statement related to the resale of such common stock by the investors.

The previous balance of the subordinate promissory notes of $2.7 million included $2.3 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the previous balance was $0.2 million of the subordinated promissory notes held by officers and directors of the Company.

The remaining total subordinate promissory notes of $64,000 are included in short-term debt as of March 31, 2013. Accrued but unpaid interest was $3,000 as of March 31, 2013.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. During the quarter ended March 31, 2013, the remaining balance of $0.2 million was paid.

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

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the quarter ended March 31, 2013, the Company incurred costs associated with executing and closing the IDC acquisition, including payroll, integration and travel expenses. During the quarter ended March 31, 2013, the Company incurred $0.2 million in costs associated with executing and closing the IDC acquisition.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows for the three months ended March 31, 2013 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Total
Balance, December 31, 2012	$-	$-	$-
Employment costs	135	(121)	14
Integration expenses	82	(30)	52
Travel and other expenses	25	(15)	10
Balance, March 31, 2013	$242	$(166)	$76

NOTE 10 — LOSS PER SHARE

Basic income per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants, and convertible securities.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three months ended March 31,
	2013	2012
Numerator for basic and diluted EPS – loss available to common stockholders	$(2,521)	$(249)
Denominator for basic EPS – weighted average shares	19,264,481	18,782,701
Effect of dilutive securities	-	-
Denominator for diluted EPS – weighted average shares	19,264,481	18,782,701

Loss per share: basic and diluted	$(0.13)	$(0.01)

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (amounts in thousands):

	Three months ended March 31,
	2013	2012
Class Z warrants	-	12,090
BIA warrant	698	698
Plexus warrant	714	-
Stock options	1,321	658
Totals	2,733	13,446

On April 10, 2012, the Class Z warrants expired. No Class Z warrants were exercised to purchase common stock.

NOTE 11 — SUBSEQUENT EVENTS

On April 30, 2013, the Company acquired from Neutral Tandem, Inc. (doing business as Inteliquent) all of the equity interests (the “Interests”) in NT Network Services, LLC and NT Network Services, LLC SCS (collectively, the “Acquired Companies”), which, together with the subsidiaries of such companies, comprise the data transport business of Inteliquent.  The acquisition was pursuant to an equity purchase agreement (the “Acquisition Agreement”) between the Company and Inteliquent on April 30, 2013.

Pursuant to the Acquisition Agreement, the Company paid Inteliquent an aggregate purchase price of $52.5 million for the Interests, in cash, subject to a net working capital adjustment and an adjustment based on the cash and cash equivalents and amount of indebtedness of the Acquired Companies immediately prior to the acquisition. In addition, the Company will provide certain services to Inteliquent without charge for up to three years after the closing.  These services will be provided under a separate service agreement.

To fund the Company’s acquisition of the Acquired Companies, the Company arranged financing with a new senior lender, Webster Bank, N.A. (“Webster”), on April 30, 2013. The Company entered into a Credit Agreement with Webster that, among other matters, provides for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.  In addition, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement with BIA and Plexus that expands the amount of borrowing under the note purchase agreement and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“BNY”) as a new note purchaser and lender thereunder (the “Amended Note Purchase Agreement”). The Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded. The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013.

On April 30, 2013, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to BNY a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share.

On April 30, 2013, the Company prepaid in full all indebtedness outstanding under its existing credit facilities with Silicon Valley Bank and terminated the collateral agreements related thereto, including under the syndicated Credit Agreement dated as of May 23, 2012, as amended, by and among the Company and certain of its United States subsidiaries, which consisted of approximately $26.0 million in principal and accrued and unpaid interest, and under the Amended and Restated Loan and Security Agreement dated as of June 29, 2011, as amended, by and among certain of the Company’s foreign subsidiaries, which consisted of approximately $1.5 million in principal and accrued and unpaid interest.  The Company was required to pay a prepayment fee in connection with these repayments equal to approximately $215,000 in the aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2012. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Part II Item 1A of this quarterly report on Form 10-Q.

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

As of March 31, 2013, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 27% of consolidated revenues during the quarter ended March 31, 2013.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2013, the Company had 103 employees and employment costs comprised approximately 12% of total operating expenses.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, England and Denver, Colorado. For the three months ended March 31, 2013, approximately 78% of our consolidated revenue was earned from operations based in the United States. Approximately 17% of our revenue was generated from operations based in the United Kingdom and 5% from operations in other countries.

Critical Accounting Policies and Estimates

There have been no changes in the Company’s critical accounting policies and estimates as of March 31, 2013, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2012 Annual Report on Form 10-K.

Results of Operations of the Company

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31,
	2013	2012

Revenue	$26,433	$24,718
Cost of revenue	17,657	17,467

Gross margin	8,776	7,251
	33.2%	29.3%
Operating expenses, depreciation and amortization	8,001	5,866

Operating income	$775	$1,385

Net loss	$(2,521)	$(249)

Revenue. Revenue for the three months ended March 31, 2013 was $26.4 million. Revenue for the three months ended March 31, 2012 was $24.7 million. The increase in revenue is primarily due to the acquisition of nLayer Communications Inc. (“nLayer”) in April 2012, as well as increased sales to new and existing customers offset by disconnected services.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2013 were $17.7 million and $8.8 million, respectively. For the three months ended March 31, 2012, cost of revenue and gross margin were $17.5 million and $7.3 million, respectively. The increase is primarily due to the nLayer acquisition, as well as increased sales to new and existing customers offset by disconnected services.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $8.0 million and $5.9 million for the three months ended March 31, 2013 and 2012, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer acquisition.  These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended March 31,
	2013	2012

Selling, general and administrative expenses (excluding noncash compensation)	$5,149	$4,584
Noncash compensation	215	144
Restructuring costs, employee termination and other items	242	-
Amortization of intangible assets	1,652	722
Depreciation	743	416

Totals	$8,001	$5,866

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the three months ended March 31, 2013 (amounts in thousands):

	Total Debt	SVB Term Loan	SVB Line of Credit	BIA Note	Plexus Note	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$24,500	$-	$8,173	$7,308	$2,611	$237
Issuance	3,794	794	3,000	-	-	-	-
Debt discount amortization	96	-	-	24	49	23	-
Payments	(1,507)	(1,249)	-	-	-	(21)	(237)
Extinguishment of debt	(2,549)	-	-	-	-	(2,549)	-
Debt obligation as of March 31, 2013	$42,663	$24,045	$3,000	$8,197	$7,357	$64	$-

Term Loan and Line of Credit

On June 6, 2011, immediately following the PacketExchange acquisition, the Company entered into a joinder and first loan modification agreement with Silicon Valley Bank (“SVB”), which amended the loan agreement, dated September 30, 2010, by and among SVB and the Company. The modification agreement contains customary representations, warranties and covenants of the Company and customary events of default. The obligations of the Company under the modification agreement are secured by substantially all of the Company’s tangible and intangible assets pursuant to the loan agreement. As of March 31, 2013, the Company is in compliance with the reporting and financial covenants stated in the modification agreement.

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

On March 26, 2013, the Company amended the loan agreement dated May 23, 2012, which increased the outstanding amount of the Term Loan by $2.0 million and the Line of Credit by $1.0 million, while the existing covenants remained unchanged. The additional $2.0 million of the Term Loan is permitted four draws before December 31, 2013. As of March 31, 2013, the Company drew $0.8 million.

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

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the “Amended Note Purchase Agreement”) with BIA and Plexus Fund II, L.P. (“Plexus”) (together with BIA, the “Note Holders”). The Amended Note Purchase Agreement provided for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the “Plexus Notes” and together with the BIA Notes, the “Notes”). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the Notes.

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

Concurrent with entering into the Amended Note Purchase Agreement, SVB and the Note Holders entered into an intercreditor and subordination agreement which governs, among other things, ranking and collateral access for the respective lenders.

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

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $1.3 million as of March 31, 2012.  During the first quarter of 2013, the warrant liability was marked to market which resulted in a loss of $1.0 million.  The balance of the warrant liability was $3.3 million as of March 31, 2013, which is included in other long-term liabilities.

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

On December 31, 2010, the Company completed a financing transaction in which it sold debt and common stock (“December 2010 Units”), resulting in $2.2 million of proceeds to the Company.  The December 2010 Units consisted of $1.1 million in aggregate principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $1.1 million of the Company’s common stock. On February 16, 2011, the Company and the holders of the December 2010 Units amended the offering solely to increase the aggregate principal amount available for issuance, resulting in an additional $0.4 million of proceeds to the Company, consisting of $0.2 million in the aggregate principal amount of the Company’s subordinated promissory notes due December 31, 2013, and $0.2 million of the Company’s common stock.  The subordinated promissory notes were issued at a discount to face value of $0.3 million and the discount is being amortized into interest expense over the life of the Notes. Interest on the subordinated promissory notes accrues at 10% per annum. All accrued interest as of December 31, 2012 was paid.

On March 28, 2013, the Company issued 2,259,617 shares of its common stock in a transaction exempt from registration under the Securities Act of 1933, as amended. The purchase price of the common stock in this private offering was $3.00 per share, representing a 15% discount to the average closing price of the common stock for the 30-day period preceding the closing of the offering.

Among the purchasers of the common stock in the private offering were certain of the holders of subordinated promissory notes due 2013, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2.7 million aggregate principal amount of the Company’s subordinate promissory notes due 2013 outstanding before this private offering, the holders of $2.6 million in aggregate principal amount of the notes accepted common stock in the private offering in full satisfaction of their notes. The Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $331,066. The remainder of the common stock issued in the private offering was paid for in cash.

As a result of the 15% discount to the average closing price of the common stock, GTT took a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate promissory notes. GTT also took an additional loss on the remainder of the discounted debt on the subordinated promissory notes. In accordance with FASB ASC Section 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the condensed consolidated statements of operations as of March 31, 2013.

The shares of common stock sold in the private offering are restricted securities under the Securities Act of 1933. The Company entered into a Registration Rights Agreement with the purchasers of common stock in the private offering, pursuant to which the Company agreed to file with the Securities and Exchange Commission a registration statement related to the resale of such common stock by the investors.

The previous balance of the subordinate promissory notes of $2.7 million included $2.3 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the previous balance was $0.2 million of the subordinated promissory notes held by officers and directors of the Company.

The remaining total subordinate promissory notes of $64,000 are included in short-term debt as of March 31, 2013. Accrued but unpaid interest was $3,000 as of March 31, 2013.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. During the quarter ended March 31, 2013, the remaining balance of $0.2 million was paid.

Liquidity Assessment

Cash provided by operating activities for the three months ended March 31, 2013 was $2.4 million. Cash provided by operating activities for the three months ended March 31, 2012 was $1.2 million.

Cash used in investing activities was approximately $5.8 million for the three months ended March 31, 2013, consisting primarily of the $3.5 million of cash used, net of cash acquired, in the acquisition of IDC. Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was $3.9 million, consisting primarily of the $3.0 million draw on the Line of Credit. Cash flows used in financing activities were $0.3 million for the three months ended March 31, 2012.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash, the Silicon Valley Bank credit facility, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for at least the next twelve months. The Company’s current planned cash requirements for the next twelve months are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense.

If the Company’s operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2013 and 2012, the Company had interest expense, net of interest income, of approximately $1.4 million and $0.9 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 22% of the Company’s revenues for the three months ended March 31, 2013 are derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2013.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2013, our five largest customers accounted for approximately 27% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of March 31, 2013, we had approximately $4.6 million in cash, and our current liabilities were $17.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2013 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

Because our business is dependent upon selling telecommunications network capacity purchased from third parties, the failure of our suppliers and other service providers to provide us with services, or disputes with those suppliers and service providers, could affect our ability to provide quality services to our customers and have an adverse effect on our operations and financial condition.

Much of our business consists of integrating and selling network capacity purchased from facility-based telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.

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

Our customers depend on our ability to provide network availability with minimal interruption or degradation in services. The ability to provide this service depends in part on the networks of third party transport suppliers. The networks of transport suppliers may be interrupted as a result of various events, many of which they cannot control, including fire, human error, earthquakes and other natural disasters, power loss, telecommunications failures, terrorism, sabotage, vandalism, computer viruses or other infiltration by third parties or the financial distress or other event adversely affecting a supplier, such as bankruptcy or liquidation.

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

Approximately 22% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

Because much of our business is international, we may be subject to local taxes, tariffs, statutory requirements, or other restrictions in foreign countries, which may reduce our profitability.

The Company is subject to various risks associated with conducting business worldwide. Revenue from our foreign subsidiaries, or other locations where we provide or procure services internationally, may be subject to additional taxes in some foreign jurisdictions. Additionally, some foreign jurisdictions may subject us to additional withholding tax requirements or the imposition of tariffs, exchange controls, or other restrictions on foreign earnings. The Company is also subject to foreign government employment standards, labor strikes and work stoppages. These risks and any other restrictions imposed on our foreign operations may increase our costs of business in those jurisdictions, which in turn may reduce our profitability.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of March 31, 2013, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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

As of March 31, 2013, our indebtedness was substantial in comparison to our available cash and our net income. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of March 31, 2013, we had outstanding warrants to purchase approximately 1.4 million shares of common stock at a weighted-average exercise price equal to $1.73 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,709,171 shares of our common stock at March 31, 2013. Based on the number of shares of our common stock outstanding on March 31, 2013, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 31% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of March 31, 2013, funds associated with Cannell Capital LLC owned 3,472,080 shares of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2013, these funds would beneficially own approximately 16% of our common stock. In addition, as of March 31, 2013, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 14% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Date: May 15, 2013

