Form 10-K/A
period 2012-12-31
Global Telecom & Technology, Inc.
filed 2013-07-19
CIK 1315255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A
(Amendment No. 1)
____________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51211

Global Telecom & Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2096338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8484 Westpark Drive
Suite 720
McLean, Virginia 22102
(703) 442-5500
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period of time that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2013 there were outstanding 22,910,426 shares of the registrant’s common stock, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by Global Telecom & Technology, Inc.. (“we,” “us,” “our,”, and the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012 originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2013 . The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information was not filed by April 30, 2013.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1, 31.2, 32.1 and 32.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K and our consolidated financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors, nominee and executive officers, and the principal offices and positions with us held by each person. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors and executive officers. Mr. Delepine will cease to serve as a director of the Company upon expiration of his term effective as of the Company’s shareholder meeting on June 13, 2013.

Name	Age	Position
Richard D. Calder, Jr.	49	Chief Executive Officer and Director
H. Brian Thompson	74	Chairman
Michael R. Bauer	40	Chief Financial Officer and Treasurer
S. Joseph Bruno	64	Director
Didier Delepine	65	Director
Rhodric C. Hackman	65	Director
Howard E. Janzen	59	Director
Chris McKee	44	General Counsel and Secretary
Morgan O’Brien	68	Director
Theodore B. Smith, III	50	Director Nominee

The following is a brief summary of the background of each of our current directors, nominee and executive officers:

Richard D. Calder, Jr., 49 has served as our Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006, Mr. Calder served as President & Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including as President — Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, ultimately serving as President of the company’s South Division. In 1994, Mr. Calder helped to co-found Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Prior to co-founding Go Communications, Mr. Calder held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Masters in Business Administration from Harvard Business School and received his Bachelor of Science in Electrical Engineering from Yale University.

H. Brian Thompson, 74, has served as Chairman of our Board of Directors since January 2005 and as our Executive Chairman since October 2006. From January 2005 until October 2006, Mr. Thompson also served as our Chief Executive Officer. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc., focused on both start-up companies and consolidations taking place in the information/telecommunications business areas both domestically and internationally. From December 2002 to June 2007, he was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He previously served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September 2000. Mr. Thompson also served as Chairman and CEO of LCI International, Inc. from 1991 until its sale to Qwest Communications International, Inc. in June 1998. He became Vice Chairman of the Board for Qwest until his resignation in December 1998. From 1981 to 1990, Mr. Thompson served as Executive Vice President of MCI Communications Corporation. He currently serves as a member of the board of directors of Axcelis Technologies, Inc., ICO Global Communications (Holdings) Limited, Penske Automotive Group, Inc. and Sonus Networks, Inc. Mr. Thompson served as the Co-Chairman for the Americas and is currently on the Executive Committee of the Global Information Infrastructure

Commission, a multinational organization launched in Brussels in 1995 to chart the role of the private sector in the developing global information and telecommunications infrastructure. He serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson received his Masters of Business Administration from Harvard’s Graduate School of Business and holds an undergraduate degree in Chemical Engineering from the University of Massachusetts.

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

S. Joseph Bruno, 64, has been a Director since May 2007. Mr. Bruno has served since 2003 as President and CEO of Building Hope, a private foundation affiliated with Sallie Mae that develops and finances real estate facilities for charter schools in Washington, DC. From 2001 to 2004, Mr. Bruno served as Senior Consultant- eHealth Division of BCE Emergis, an eCommerce service provider in the health and financial services sectors, where he focused on financial reporting, mergers and acquisitions, and tax compliance. From 2000 to 2002, Mr. Bruno also served as Director — International Operations for Carey International. From 1995 to 2000, Mr. Bruno was Senior Vice President, Chief Financial Officer and Corporate Secretary of United Payors & United Providers, Inc., a publicly-traded service provider in the health care industry. From 1989 to 1995, he was a partner at Coopers & Lybrand LLP, an international public accounting firm. From 1986 to 1989, Mr. Bruno served as Senior Vice President of Operations and Chief Financial Officer of Jurgovan & Blair, Inc., a health care and information technology services provider, and from 1971 to 1986, he was employed by KPMG Peat Marwick LLP, an international public accounting firm, including six years as a partner. Mr. Bruno currently serves on the boards of the DC Prep Charter School, the Center City Public Charter Schools, Georgetown University Hospital and Intergroup Service Corporation. Mr. Bruno has been a certified public accountant since 1972. Mr. Bruno received a B.A. in Finance and Accounting from the University of Maryland.

Didier Delepine, 65, has been a Director since October 2006. Mr. Delepine served as president and Chief Executive Officer of Equant NV, a global networking and managed communications solution provider to multinational corporations from 1998 to 2003. From 1995 to 1998, he served as president and Chief Executive Officer of Equant’s Network Services division. Mr. Delepine began his career at SITA, the global telecommunications and technology organization supporting the world’s airlines. From 1987 to 1997, as Senior Vice President in charge of the global network, he led the network development, investments and operation. He also served as chairman and president of ITS Americas, a company specializing in LAN/WAN integration and facility management for U.S. corporations. Mr. Delepine is a member of the board of directors of Viatel Ltd., Orbcomm Inc. and is a member of the board of advisors of Ciena Corporation. Mr. Delepine previously served on the boards of directors of Intelsat Ltd (2003 to 2005) and Eircom Ltd (2003 to 2006) until their privatizations.

Rhodric C. Hackman, 65, has been a Director since January 2005, and from January 2005 to October 2006 served as our President and Secretary. In October 1999, Mr. Hackman co-founded Mercator Capital L.L.C., a merchant and investment bank focused on communications, media and technology. Mr. Hackman has been a partner of Mercator Capital and its affiliates since formation. Mr. Hackman received a B.S. from the United States Naval Academy and an M.B.A. from Cornell University.

Howard E. Janzen, 59, has been a Director since October 2006. Mr. Janzen has served as President and Chief Executive Officer of Cool Planet Energy Systems since May 2012. Mr. Janzen was the Chief Executive Officer of One Communications, the country’s largest privately held multi-regional supplier of integrated telecommunications solutions to businesses, from March 2007 until its sale to Earthlink on April 1, 2011. Mr. Janzen previously served as President of Sprint’s Business Solutions Group, a division of Sprint Corporation serving business customers, from January 2004 to September 2005. From May 2003 to January 2004, Mr. Janzen served as President of Sprint’s Global Markets Group, a division of Sprint serving both consumer and business customers. From October 2002 to May 2003, Mr. Janzen served as President and Chief Executive Officer of Janzen Ventures, Inc., a private equity firm. From 1994 to October 2002, Mr. Janzen served as President and Chief Executive Officer, and from 2001 to October 2002 as Chairman, of Williams Communications Group, Inc., a technology company, which emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc. Williams Communications Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002. Mr. Janzen currently serves on the board of directors of Sonus Networks, Inc., Vocera Communications, Inc., Anyware Mobile Solutions, a division of Macrosolve Inc. and Exanet, Inc. Mr. Janzen holds B.S. and M.S. degrees in Metallurgical Engineering from the Colorado School of Mines.

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

Morgan O’Brien, 68, has been a Director since October 2006, and from January 2005 to October 2006 served as a Special Advisor to our Company. Mr. O’Brien was a co-founder and served as Chairman and Chief Executive Officer from 2005 to 2008 of Cyren Call Communications, a company seeking to create a nationwide, seamless, ultra-broadband network for public safety communications. Mr. O’Brien was the co-founder of Nextel Communications, Inc. in 1987 and served as its Chairman from 1987 to 1995, and then as Vice-Chairman until its merger with Sprint Communications in 2005. Recently Mr. O’Brien was inducted into the Washington Business Hall of Fame. He currently serves on the board of trustees of The Field School in Washington, D.C. and as a member of the Law Board of Northwestern University School of Law. Mr. O’Brien received an A.B. in Classical Studies from Georgetown University and a law degree from Northwestern University.

Theodore B. Smith, III, 50, has served as the Chairman and Chief Executive Officer of John Hassall, Inc. since 2004, a privately held manufacturer of specialty aerospace and automotive fasteners, located in Westbury, New York. Mr. Smith is a Managing Partner of Canrock Ventures, an early stage technology venture capital fund that was founded in 2010 and focuses on turning good technology ideas into great technology businesses. Mr. Smith is a Board Member of General Sentiment, a technology company specializing in research and analytics, and Board Member of Karma411, a web 2.0 “people-to-people” online fundraising platform. Additionally, he is a Board adviser to Soneter, an innovative, non-invasive metering technology that provides detailed consumption analysis, history and hazard prevention through software as a service (SaaS) with integrated billing solutions. Mr. Smith holds Bachelor of Arts degrees in Economics and Art from Colgate University.

Information Relating to Corporate Governance and the Board of Directors

The Nominating and Governance Committee of our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Bruno, Janzen, O’Brien,

Hackman, and Smith are independent directors, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

Our bylaws authorize our Board of Directors to appoint among its members one or more committees, each consisting of one or more directors. Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

Our Board of Directors has adopted charters for the Audit, Compensation and Nominating and Governance Committees describing the authority and responsibilities delegated to each committee by the Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Whistleblower Policy. We post on our website, at www.gt-t.net, the charters of our Audit, Compensation and Nominating and Governance Committees and our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Whistleblower Policy. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this report. We intend to disclose on our website any amendments to or waivers of a provision of our Code of Business Conduct and Ethics made with respect to our directors or executive officers.

Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of Global Telecom & Technology, Inc. c/o any specified individual director or directors at the address listed herein. Any such letters will be sent to the indicated directors.

The Audit Committee

The purpose of the Audit Committee is (i) to oversee the accounting and financial and reporting processes of our Company and the audits of the financial statements of our Company, (ii) to provide assistance to our Board of Directors with respect to its oversight of the integrity of the financial statements of our Company, our Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our Company’s internal audit function, if any, and independent registered public accounting firm, and (iii) to prepare the report required by the rules promulgated by the SEC. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our Company’s accounting and financial reporting process and audits of the financial statements of our Company on behalf of our Board of Directors. The Audit Committee also selects the independent registered public accounting firm to conduct the annual audit of the financial statements of our Company; reviews the proposed scope of such audit; reviews accounting and financial controls of our Company with our financial accounting staff; and, unless otherwise delegated by our Board of Directors to another committee, reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Bruno, Smith, and Delepine, each of whom is an independent director of our Company under the Nasdaq Marketplace Rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors previously determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Bruno qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Bruno serves as the Chairman of the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of our Chief Executive Officer and any other executive officer of our Company who reports directly to the Board of Directors, and the members of the Board of Directors; determining, or recommending to the Board of Directors for determination, the compensation of all other executive officers of our Company; and discharging the responsibilities of our Board of Directors relating to our Company’s compensation programs and compensation of our Company’s executives. In fulfilling its responsibilities, the Compensation Committee shall also be entitled to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee. Information regarding our Company’s processes and procedures for the consideration and determination of executive and director compensation is addressed in the Compensation Discussion and Analysis below. The Compensation Committee currently consists of Messrs. Janzen, Hackman, and Smith. Mr. Janzen serves as the Chairman of the Compensation Committee.

The Nominating and Governance Committee

The purpose of the Nominating and Governance Committee includes selecting, or recommending to our Board of Directors for selection, the individuals to stand for election as directors at each annual meeting of our stockholders or, if applicable, a special meeting of our stockholders, overseeing the selection and composition of committees of our Board of Directors, overseeing our management continuity planning processes, and reviewing and updating our corporate governance policies, as applicable. The Nominating and Governance Committee identifies and reviews the qualifications of new director nominees consistent with selection criteria established by our Board of Directors and recommends the slate of nominees for inclusion in our Company’s proxy statement. The Nominating and Governance Committee’s process for selecting nominees to our Board of Directors is described in more detail under “Nominating and Governance Committee’s Process for Selecting Nominees to the Board of Directors” below. The Nominating and Governance Committee is also responsible for conducting the periodic evaluation of the performance of our Board of Directors and its committees and for considering questions of independence and possible conflicts of interest of members of our Board of Directors and executive officers. The Nominating and Governance Committee currently consists of Messrs. Delepine, Janzen and O’Brien. Mr. Delepine serves as the Chairman of the Nominating and Governance Committee.

Nominating and Governance Committee’s Process for Selecting Nominees to the Board of Directors

The Nominating and Governance Committee considers candidates for membership to our Board of Directors who are suggested by its members and other Board of Directors members, as well as by management, stockholders and other interested parties. The Nominating and Governance Committee may also retain a third-party search firm to identify candidates from time to time upon request of the Nominating and Governance Committee or the Board of Directors.

Stockholders can recommend a prospective nominee for our Board of Directors by writing to our Corporate Secretary at our Company’s corporate headquarters setting forth, as to each person whom the stockholder proposes to nominate for election as a director (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) a description of the capital stock of our Company owned beneficially or of record by the person, and (d) any other information relating to the person that would be required to be disclosed in a proxy statement, and whatever additional supporting material the stockholder considers appropriate. Any stockholder nominating a person for election as a director shall provide our Company’s Corporate Secretary with (1) the name and record address of such stockholder, (2) a description of the capital stock of our Company owned beneficially or of record by such stockholder, (3) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (4) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice, and (5) any other information relating to such stockholder that would be required to be disclosed in a proxy statement. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

The Nominating and Governance Committee’s assessment of a nominee’s qualification for Board of Directors membership includes, among other things, the following criteria:

●	The diversity, age, background and experience of the candidate;
●	The personal qualities and characteristics, accomplishments and reputation in the business community of the candidate;
●	The knowledge and contacts of the candidate in the communities in which we conduct business and in our industry or other industries relevant to our business;
●	The ability and expertise of the candidate in various activities deemed appropriate by the Board of Directors; and
●	The fit of the candidate’s skills, experience and personality with those of other directors in maintaining an effective, collegial and responsive Board of Directors.

The initial determination to seek a Board of Directors candidate is usually based on the need for additional Board of Directors members to fill vacancies or to expand the size of the Board of Directors, although the decision can also be based on the need for certain skill sets or qualifications, such as financial expertise. The Nominating and Governance Committee’s process for identifying and evaluating nominees for director is the same no matter who makes the recommendation.

Once the Nominating and Governance Committee has determined, in consultation with other board members if appropriate, that additional consideration of a candidate is warranted, the Nominating and Governance Committee may, or it may request third parties to, gather additional information about the prospective candidate’s background, experience and independence. Following review of this information, if the Nominating and Governance Committee determines it is appropriate to proceed, the Nominating and Governance Committee or other members of the Board of Directors will generally interview the prospective candidate. The Nominating and Governance Committee then evaluates the prospective nominee against the standards and qualifications set forth above and such other relevant factors that the Nominating and Governance Committee or the Board of Directors deems appropriate, including the current composition of the board and the candidate’s personal qualities, skills, characteristics and experience. Although we do not have a formal diversity policy, to foster and maintain a diversity of viewpoints, backgrounds and experiences on the Board of Directors, the Nominating and Governance Committee evaluates the mix of personal qualities, skills, characteristics and experience of the directors and assesses the nominees and potential candidates in the context of the current composition of the Board of Directors and our requirements.

Following this evaluation, if the Nominating and Governance Committee believes that the prospective candidate is qualified for nomination, generally the Nominating and Governance Committee will make a recommendation to the full Board of Directors, and the full Board of Directors will make the final determination whether the candidate should be nominated to the Board of Directors.

Board Leadership Structure

Our Chairman of the Board position is separate from the position of Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead our Board of Directors in its fundamental role of providing advice to, and oversight of, management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board’s oversight responsibilities continue to grow. Our Board believes that having separate positions is the appropriate leadership structure for our Company at this time and allows each of the positions to be carried out more effectively than if one person were tasked with both the day-to-day oversight of our business as well as leadership of our Board. Our Chairman and our Chief Executive Officer work closely together to set the agenda for meetings of the Board of Directors and stockholders and to facilitate information flow between the Board of Directors and management.

Our Board of Directors has the necessary flexibility to determine whether the positions of Chairman of the Board and Chief Executive Officer should be held by the same person or by separate persons based on the leadership needs of our Company at any particular time.

Role of the Board of Directors in Risk Oversight

The Board of Directors has an active role in overseeing our risk management. In this regard, the Board of Directors regularly reviews and discusses information presented by management regarding our business and operations risks, including information and risks related to our long-term business strategy, actual and planned financial position and operational performance, industry trends and their potential impact on us, our competitive positioning, potential acquisitions and divestitures, our technology and market direction and regulatory and compliance matters, among others. The Board also reviews and approves corporate goals and budgets on an annual basis. While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management, as described below. Senior management regularly reports to the Board or the appropriate Committee of the Board on areas of material risk to our Company, which may include financial, legal and regulatory risks, and operational and strategic risks.

The Audit Committee oversees management of financial risks, including but not limited to accounting matters, tax positions, insurance coverage and security of our Company’s cash reserves. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report from our Company's internal auditors. The Audit Committee discusses with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Compensation Committee oversees risk management as it relates to our compensation plans, policies and practices in connection with structuring our executive compensation programs and reviewing our incentive compensation programs for other employees, and in this regard the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with our Company's business strategy. The Compensation Committee discusses with management whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on our Company. The Nominating and Governance Committee manages risks associated with the independence and possible conflicts of interest of the Board of Directors. The Nominating and Governance Committee charter also requires the Nominating and Governance Committee to review our Company’s risk exposure relating to its functions and to provide guidance to the Board regarding its overall risk oversight responsibilities. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks by committee reports as well as advice and counsel from expert advisors.

Board and Committee Meetings

Our Board of Directors held a total of 8 meetings during the fiscal year ended December 31, 2012, in addition to taking action by unanimous written consent on 2 occasions. During the fiscal year ended December 31, 2012, the Audit Committee held a total of 6 meetings, the Compensation Committee held a total of 9 meetings and the Nominating and Governance Committee held 3 meetings. During 2012, no director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors, and (ii) the total number of meetings held by all Committees of our Board of Directors on which he was a member. We encourage each of our directors to attend the annual meeting of stockholders. Two members of our Board of Directors were present at our 2012 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish our Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2012, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary. During 2012, our management team accomplished many performance goals. GTT successfully integrated an acquisition, expanded its core network assets, grew distribution channels, and completed its strongest sales year. Revenue increased to $107.9 million, an 18.3% increase over 2011. These accomplishments demonstrate a substantial effort and achievement by our management and establish the basis for the bonuses our Compensation Committee approved for 2012. In addition, the goals established for 2012 are based in part on the continued momentum of our management in accomplishing growth. The Company maintains two equity compensation plans, the 2011 Employee, Director and Consultant Stock Plan and the 2006 Employee, Director and Consultant Stock Plan, which we refer to collectively as the Equity Incentive Plan.

We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers as identified in our Summary Compensation Table.

Objectives. We operate in a highly competitive and challenging environment. To attract, retain, and motivate qualified executive officers, we aim to establish wages and salaries that are competitive with those of executives employed by similar firms in our operating industries. Another objective of our compensation policies is to motivate employees by aligning their interests with those of our stockholders through equity incentives, thereby giving them a stake in our growth and prosperity and encouraging the continuance of their services with us or our subsidiaries. Given our relative size, we have determined to take a simple approach to compensating our named executive officers and to avoid other forms of compensation, such as awards under long-term cash incentive plans, non-qualified defined benefit plans and pension plans.

Our compensation program is designed to reward performance, both individual performance and the performance of our Company as a whole. While base salaries for our executives should reflect the marketplace for similar positions, a significant portion of their compensation is earned based on our financial performance and the financial performance of each executive’s area of responsibility. In March 2012, we established, and our Compensation Committee approved, quantifiable performance objectives for our Chief Executive Officer and members of our senior leadership team related to our 2012 performance. These objectives are described in greater detail under Annual Incentives (Cash Bonuses) below. We strongly believe in measurement of quantifiable results and this emanates from our belief that sustained strong financial performance is an effective means of enhancing long-term stockholder value.

Compensation Program Administration and Policies. The Compensation Committee, which is comprised exclusively of independent directors, has general responsibility for executive compensation and benefits, including incentive compensation and equity-based plans. Specific salary and bonus levels, as well as the amount and timing of equity grants, are determined on a case-by-case basis and reflect our overall compensation objectives as our desire to retain and motivate our employees manifests itself in how compensation is allocated to our named executive officers. Initial compensation elements for our named executive officers were established in employment agreements each has entered into with us. Those employment agreements provide for specified salaries (consistent with our objectives with respect to compensation) and some of them also contemplate potential bonus awards and equity grants to be awarded at the discretion of the Compensation Committee with reference to both our performance and the performance of the individual executive.

All employment agreements with executives are reviewed and approved by the Compensation Committee on an individual case basis. Similarly, the Compensation Committee serves as the administrator of our Equity Incentive Plan, and is authorized to grant equity awards under the Equity Incentive Plan. Finally, the Compensation Committee is responsible under each of the employment agreements to determine the extent to which each executive may be entitled to any bonus payments based upon individual and/or Company performance (as contemplated by the terms of those agreements).

Pay Elements. We provide the following pay elements to our executive officers in varying combinations to accomplish our compensation objectives:
●	Base salary;
●	Annual bonus incentives;
●	Equity-based compensation (e.g., stock options and restricted stock grants) pursuant to the Equity Incentive Plan;
●	Certain modest executive perquisites and benefits; and
●	Payments with respect to severance of employment and/or upon change-of-control.

We fix each executive’s base salary at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We utilize cash bonuses to reward performance achievements within the past fiscal year, and similarly, we utilize equity-based compensation under our Equity Incentive Plan to provide additional long-term rewards for short-term performance achievements, which we believe encourages similar performance over a longer term.

In order to maintain competitive pay, the Compensation Committee engaged Pearl Meyer & Partners in 2012 to conduct a review of our total compensation program for the executive officers and to provide feedback to management and the Compensation Committee regarding the competitiveness and reasonableness of such compensation structure. Prior to finalizing executive compensation levels and performance incentives for 2013, the Compensation Committee received Pearl Meyer & Partners confirmation that, in its view, our executive pay levels and incentives were within the range of competitive practice. Pearl Meyer & Partners did not provide any additional services to our Company during 2012.
Each compensation element and its purpose are further described below.

Base Salary. Base salary is intended to compensate the executive for the basic market value of the position and the responsibilities of that position relative to other positions in our Company. The base salary for each of our executives is initially established through negotiation at the time of hire, based on such factors as the duties and responsibilities of the position, the individual executive’s experience and qualifications, the executive’s prior salary and competitive salary information. Generally, the Chief Executive Officer will recommend annual base salary (and changes thereto) with respect to the other executives to the Compensation Committee. The Compensation Committee will determine the Chief Executive Officer’s base salary by reference to the same criteria.

We annually review our base salaries, and may adjust them from time to time based on market trends. We also review the applicable executive’s responsibilities, performance and experience. We do not provide formulaic base salary increases to our executives. If necessary, we realign base salaries with market levels for the same positions in companies of similar size to us represented in compensation data we review, if we identify significant market changes in our data analysis. Additionally, we intend to adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

In the first Quarter of 2013, the Compensation Committee approved base salaries for our executive officers. The 2013 base salaries for our executive officers reflect the annual review based on performance, compensation of market comparables and promotional increases.

Annual Incentives (Cash Bonuses). We provide a cash bonus opportunity to all of our executive officers. We pay bonuses for the previous fiscal year generally after the filing of our audited financials with the SEC. Generally, bonuses are payable to the extent provided in the employment agreements negotiated with individual executives as approved by the Compensation Committee. Those employment agreements that provide for the payment of cash bonuses contemplate that they are based upon an evaluation of both our Company’s performance and the performance of the individual executive and/or at the sole discretion of the Board of Directors. Individual performance is measured based on the achievement of quantifiable performance objectives established by the Compensation Committee at the beginning of our fiscal year. We believe linking cash bonuses to both Company and individual performance will motivate executives to focus on our annual revenue growth, profitability, cash flow and liquidity, which we believe should improve long-term stockholder value over time.

In March 2012, the Compensation Committee met to determine the performance objectives for the bonus payments to our senior executives. The target bonus payments would be made based on achievement of 2012 goals as follows: 20% based on revenue plan attainment, 20% based on net sales plan attainment, 40% based on adjusted EBITDA attainment and 20% based on personal performance objectives. For employees other than senior executives, the payments would be based on a different combination of attainment of the same goals.

Equity-Based Compensation. Each employment agreement with our named executive officers provides for certain specified initial grants of restricted stock and/or stock options. Our Compensation Committee believes that granting additional shares of restricted stock and/or stock options on an annual basis to existing executives provides an important incentive to retain executives and rewards them for our short-term performance while also creating long-term incentives to sustain that performance. Generally, grants of restricted stock and stock options vest over four years and no shares or options vest before the first day of the succeeding fiscal year (the fiscal year following the fiscal year in which the options were actually granted).

Equity Granting Policy. We do not have any practice, policy, or program allowing for timing of equity grants in relation to our current stock price or material non-public information. We expect that we will typically approve equity awards to current employees during the first Compensation Committee meeting of each year. The grant date for stock option grants is the date upon which the Compensation Committee approves the grant of stock options to the particular employee. The Compensation Committee gave Mr. Calder the authority to grant equity awards for employee promotions and new hires of our Company up to 20,000 shares per employee. The grant date for equity awards made by Mr. Calder is generally the first day of the month following the month in which the employee was promoted or our new employee began his or her employment. The exercise price for stock option grants is set in accordance with the terms of the Equity Incentive Plan, which establishes the price as fair market valued determined by reference to the closing price of the common stock on the day preceding the grant.

Executive Perquisites and Benefits. Our philosophy is to provide executives with limited perquisites. The value of the perquisites (if any) and benefits provided to our named executive officers is set forth in the Summary Compensation table of this prospectus, and their aggregate cost for all of our executives in 2012 was $49,393.

Payments with Respect to Severance of Employment and/or Upon Change of Control. The employment agreement between us and Richard Calder, our Chief Executive Officer, Chris McKee, our General Counsel and Michael Bauer, our Chief Financial Officer contains certain terms and conditions relating to payments, accelerated vesting of option and restricted stock grants, and continuation of health benefits in the event of the severance of employment with us or upon our change of control. The specific terms and conditions relating to severance payments and accelerated vesting of option and restricted stock grants for Mr. Calder, Mr. McKee and Mr. Bauer are summarized below and graphically displayed in the section entitled “Potential Payments Upon Termination or Change of Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee is comprised entirely of independent directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted by the Compensation
Committee,
Howard Janzen, Chair
Theodore B. Smith, III
Rhodric Hackman

SUMMARY COMPENSATION TABLE
For Fiscal Year Ended December 31, 2012

The following table sets forth information regarding compensation earned or accrued during the fiscal years ended December 31, 2012 and 2011 by (a) each person who served as our chief executive officer during 2012, (b) each person who served as our chief financial officer during 2012 and (c) each of our other executive officers who had compensation of at least $100,000 in 2012. We refer to these executive officers as our “named executive officers.”

Name	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	All Other Compensation(2) ($)		Total ($)
H. Brian Thompson, Executive Chairman	2012	175,000	—	—	—	7,921		182,921
	2011	175,000	—	—	—	7,920		182,920
Richard D. Calder, Jr., Chief Executive Officer and President	2012	300,000	270,000	210,000	86,591	17,761	(3)	884,352
	2011	286,640	350,000	189,365	40,570	17,586		884,161
Michael Bauer Chief Financial Officer and Treasurer	2012	191,035	59,500	63,600	19,852	17,762	(4)	351,749
	2011	165,740	70,840	38,540	5,596	17,587		298,303
Eric Swank(5) Chief Financial Officer and Treasurer	2012	—	—	—	—	—		—
	2011	218,400	—	97,405	18,187	17,587		351,759
Chris McKee, General Counsel and Secretary	2012	225,000	100,000	105,000	44,151	5,950	(6)	480,101
	2011	210,000	117,720	97,405	18,187	5,775		449,086

(1)
Amount reflects the aggregate grant date fair value of stock and option awards, computed in accordance with FASB ASC Topic 718. See Note 6 of the “Notes to Condensed Consolidated Financial Statements (Unaudited) — Share-Based Compensation” for a discussion of assumptions made in determining the value of our stock and option awards.

(2)	Amount represents the employee portion of health insurance premiums paid by our Company on the individual’s behalf.
(3)
Amount includes $11,811 for the employee portion of health insurance premiums paid by our Company on Mr. Calder’s behalf and $5,950 for our Company’s contributions to Mr. Calder’s account in our Company’s 401(k) plan.

(4)
Amount includes $11,812 for the employee portion of health insurance premiums paid by our Company on Mr. Bauer’s behalf and $5,950 for our Company’s contributions to Mr. Bauer’s account in our Company’s 401(k) plan.

(5)	Mr Swank ceased to serve as Chief Financial Officer on January 2, 2012.
(6)	Amount represents our Company’s contributions to Mr. McKee’s account in our Company’s 401(k) plan.

GRANTS OF PLAN-BASED AWARDS
For Fiscal Year Ended December 31, 2012

The following table sets forth, for the fiscal year ended December 31, 2012, certain information regarding restricted stock and option awards granted to our named executive officers pursuant to our Equity Incentive Plan.
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
H. Brian Thompson	—	—	—	—	—
Richard D. Calder, Jr.(3)	2/23/2012	120,000	80,000	1.75	296,591
Michael Bauer(4)	6/26/2012	30,000	16,000	2.12	83,452
Chris McKee(5)	2/23/2012	60,000	40,000	1.75	115,592
(1)	The exercise price of options granted in 2012 is equal to the closing price of our stock on the day prior to the applicable grant date, as reported on the Over-the-Counter bulletin board.
(2)
Amount reflects the aggregate grant date fair value of stock and option awards granted in 2012 computed in accordance with FASB ASC Topic 718. See Note 6 of the “Notes to Condensed Consolidated Financial Statements (Unaudited) — Share-Based Compensation” for a discussion of assumptions made in determining the value of our stock and option awards.

(3)
The awards of restricted stock and options were granted under our Equity Incentive Plan. On February 23, 2012, Mr. Calder was granted 87,000 shares of restricted stock, 58,000 stock options and a performance grant of 33,000 shares of restricted stock. In addition, Mr. Calder was given a performance grant of 22,000 stock options. 21,750 shares of the award of restricted stock vest on February 23, 2013 and the remaining 65,250 shares of restricted stock vest quarterly in equal amounts thereafter over a three-year period. Options in respect of 8,250 shares vest on February 23, 2013 and options in respect of the remaining 24,750 shares vest quarterly in equal amounts thereafter over a three year period. The performance grant vest on attainment of specific growth objectives for GTT.

(4)
The awards of restricted stock and options were granted under our Equity Incentive Plan. On June 26, 2012, Mr. Bauer was granted 30,000 shares of restricted stock and 16,000 stock options. 7,500 shares of the award of restricted stock vest on June 26, 2013 and the remaining 22,250 shares of restricted stock vest quarterly in equal amounts thereafter over a three-year period. Options in respect of 4,000 shares vest on June 26, 2013 and options in respect of the remaining 12,000 shares vest quarterly in equal amounts thereafter over a three year period.

(5)
The awards of restricted stock and options were granted under our Equity Incentive Plan. On February 23, 2012, Mr. McKee was granted 36,000 shares of restricted stock, 24,000 stock options and a performance grant of 24,000 shares of restricted stock. In addition, Mr. Mckee was given a performance grant of 16,000 stock options. 9,000 shares of the award of restricted stock vest on February 23, 2013 and the remaining 27,000 shares of restricted stock vest quarterly in equal amounts thereafter over a three-year period. Options in respect of 6,000 shares vest on February 23, 2013 and options in respect of the remaining 18,000 shares vest quarterly in equal amounts thereafter over a three year period. The performance grant vest on attainment of specific growth objectives for GTT.

Material terms of agreements with our named executive officers are described in “Employment Agreements with Executive Officers” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2012

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2012:
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)		Market Value of Shares of Stock that Have Not Vested ($)(1)
H. Brian Thompson	—	—		—	—	—		—
Richard D. Calder, Jr.	—	80,000	(2)	1.75	2/23/2022	284,594	(3)	796,863
	19,031	24,469	(4)	1.21	2/24/2021
	11,688	5,312	(5)	1.24	3/5/2020
Michael Bauer	—	16,000	(6)	2.12	6/26/2022	52,875	(7)	148,050
	2,625	3,375	(8)	1.21	2/24/2021
	6,857	3,125	(9)	1.21	2/25/2020
	625	9,375	(10)	0.36	2/26/2019
	10,000	—		0.49	11/3/2018
	10,000	—		0.75	2/1/2018
Chris McKee	—	40,000	(11)	1.75	2/24/2021	134,969	(12)	377,913
	8,531	10,969	(13)	1.21	2/24/2021
	6,875	3,125	(14)	1.24	3/5/2020
	40,000	—		0.60	5/1/2018

(1)	Determined by reference to the closing price of a share of our common stock on December 31, 2012, multiplied by the number of shares.
(2)	Options in respect of 20,000 shares vest on February 23, 2013 and the options in respect of the remaining 60,000 shares vest quarterly in equal amounts thereafter over a three year period.
(3)	Shares vest quarterly through 2016.
(4)	Options in respect of the shares vest quarterly in equal amounts through February 24, 2015.
(5)	Options in respect of the shares vest quarterly in equal amounts through March 5, 2014.
(6)	Options in respect of 4,000 shares vest on February 23, 2013 and the options in respect of the remaining 12,000 shares vest quarterly in equal amounts thereafter over a three year period.
(7)	Shares vest quarterly through 2016.
(8)	Options in respect of the shares vest quarterly in equal amounts through February 24, 2015.
(9)	Options in respect of the shares vest quarterly in equal amounts through February 25, 2014.
(10)	Remaining shares will vest on February 26, 2013.
(11)	Options in respect of 10,000 shares vest on February 23, 2013 and the options in respect of the remaining 30,000 shares vest quarterly in equal amounts thereafter over a three year period.
(12)	Shares vest quarterly through 2016.
(13)	Options in respect of the shares vest quarterly in equal amounts through February 24, 2015.
(14)	Options in respect of the shares vest quarterly in equal amounts through March 5, 2014.

OPTION EXERCISES AND STOCK VESTED
For Fiscal Year Ended December 31, 2012

During 2012, there were no options exercised by our named executive officers. The following table sets forth for the fiscal year ended December 31, 2012, certain information regarding shares of restricted stock held by our named executive officers that vested:
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
H. Brian Thompson	—	—
Richard D. Calder, Jr.	138,906	299,591
Chris McKee	38,343	90,578
Michael Bauer	11,750	27,974

Employment Arrangements with Executive Officers

In October 2006, we entered into an employment agreement with H. Brian Thompson to serve as our Executive Chairman. Mr. Thompson had an initial annual salary of $150,000, which is subject to annual review and potential increase by our Compensation Committee. Mr. Thompson’s annual salary was increased to $175,000 in 2010. The employment agreement also provided for the grant of 50,000 shares of restricted stock to be awarded as an initial equity grant. Mr. Thompson’s employment agreement is terminable at-will.

In May 2007, we entered into an employment agreement with Richard Calder to serve as our Chief Executive Officer and President, which was amended in July 2008. Mr. Calder had an initial annual salary of $250,000, which is subject to annual review and potential increase by our Compensation Committee. Mr. Calder’s annual salary was increased to $275,625 in 2010, to $286,640 in 2011 and to $300,000 in 2012. Mr. Calder is eligible for an annual cash bonus which is based upon Mr. Calder’s performance against criteria defined by our Compensation Committee and a portion of which is at the discretion of our Compensation Committee. Mr. Calder’s employment agreement also provided for the grant of 200,000 shares of restricted stock as an initial equity grant.

Mr. Calder’s employment agreement will remain in effect until it is terminated under any of the following circumstances affecting Mr. Calder, as applicable: (a) death, (b) disability, (c) termination by us for “cause,” (d) termination by us without “cause,” (e) termination by Mr. Calder for “good reason,” or (f) termination by Mr. Calder other than for “good reason.” The employment agreement for Mr. Calder provides for payments or other benefits upon the termination of his employment under specified circumstances as described below.

In April 2008, we entered into an employment agreement with Chris McKee to serve as our General Counsel, which was amended in September 2011. Mr. McKee had an initial annual salary of $190,000, which is subject to annual review and potential increase by our Compensation Committee. Mr. McKee’s annual salary was increased to $210,000 in 2011 and to $225,000 in 2012. Mr. McKee is eligible for an annual cash bonus which is based upon Mr. McKee’s performance against criteria defined by our Compensation Committee and a portion of which is at the discretion of our Compensation Committee.

Mr. McKee’s employment agreement will remain in effect until it is terminated under any of the following circumstances affecting Mr. McKee, as applicable: (a) death, (b) disability, (c) termination by us for “cause,” (d) termination by us without “cause,” (e) termination by Mr. McKee for “good reason,” or (f) termination by Mr. McKee other than for “good reason.”
In June 2012, we entered into an employment agreement with Michael Bauer to serve as our Chief Financial Officer. Mr. Bauer’s employment agreement had an initial annual salary of $200,000, which was subject to annual review and potential increase by our Compensation Committee Mr. Bauer was eligible for an annual cash bonus which would be based upon Mr. Bauer’s performance against criteria defined by our Compensation Committee and a portion of which was at the discretion of our Compensation Committee. Mr. Bauer’s employment agreement also provided for the grant of 30,000 shares of restricted stock and the grant of stock options to acquire 16,000 shares of our common stock as an initial equity grant.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

If Mr. Calder’s employment is terminated due to disability, he is entitled to a continuation of health benefits for twelve months following his termination. If Mr. Calder’s employment is terminated by us without “cause,” or by Mr. Calder for “good reason,” all existing equity grants, including restricted stock, stock options or other awards, received from us by Mr. Calder will vest immediately and become fully exercisable, and Mr. Calder is entitled to receive his base salary, bonus, and health benefits for twelve months following his termination. In addition, upon our change of control, any existing equity grants, including restricted stock, stock options or other awards, received from us by Mr. Calder will vest immediately and become fully exercisable.

The following table describes the potential payments and benefits to which Mr. Calder would be entitled upon the happening of the following events on December 31, 2012: (i) termination of Mr. Calder’s employment due to disability, (ii) termination of Mr. Calder’s employment by us without cause or by Mr. Calder for good reason, and (iii) our change of control.
Name	Continuation of Salary and Bonus	Continuation of Health Benefits(1)	Long-Term Incentives(5)	Total
Termination of employment due to disability	—	$11,811	—	$11,811
Termination of employment by us without “Cause”(2) or by Mr. Calder for “Good Reason”(3)	$600,000	$11,811	$796,863	$1,408,674
Change of Control(4) of GTT	—	—	$796,863	$796,863
(1)	These amounts are based on 2012 premium rates.
(2)
Under the employment agreement, Mr. Calder may be terminated for “cause” if he: (a) materially breaches his employment agreement, (b) fails or refuses to comply with lawful direction, (c) commits an act of fraud, embezzlement, misappropriation of funds, or dishonesty, (d) commits a breach of his fiduciary duty based on a good faith determination by our Board of Directors and after reasonably opportunity to cure if such breach is curable, (e) is grossly negligent or engages in willful misconduct in the performance of his duties hereunder, (f) is convicted of a felony or a crime of moral turpitude, or (g) has a drug or alcohol dependency, subject to certain cure rights.

(3)
Under the employment agreement, Mr. Calder may terminate his employment for “good reason” following (a) the relocation of his primary office more than ten miles from McLean, Virginia, (b) a material change in his duties such that he is no longer our Chief Executive Officer, (c) the assignment to him of duties that are inconsistent with his position or that materially alter his ability to function as our Chief Executive Officer, or (d) a reduction in his total base compensation.

(4)
Under the employment agreement, change of control shall mean: (i) the company is merged, consolidated or reorganized into or with another corporation or other legal person (an “Acquirer”) and, as a result of such merger, consolidation or reorganization, less than fifty percent (50%) of the outstanding voting securities entitled to vote generally in the election of directors of the surviving, resulting or acquiring corporation or other legal person are owned, directly or indirectly in the aggregate by the stockholders of the company immediately prior to such merger, consolidation or reorganization, other than by the Acquirer or any corporation or other legal person controlling, controlled by or under common control with the Acquirer; (ii) the company sells all or substantially all of its business and/or assets to an Acquirer, of which less than fifty percent (50%) of the outstanding voting securities entitled to vote generally in the election of directors are owned, directly or indirectly, in the aggregate by the stockholders of the company immediately prior to such sale, other than by any corporation or other legal person controlling, controlled by or under common control with the Acquirer; or (iii) any other transaction or series of related transactions having an economic effect substantially equivalent to any of the foregoing in subsections (i) or (ii) immediately above.

(5)	Represents the value derived from accelerated vesting of restricted stock.

If Mr. McKee’s employment is terminated due to disability, he is entitled to a continuation of health benefits for six months following his termination. If Mr. McKee’s employment is terminated by us without “cause,” or by Mr. McKee for “good reason,” Mr. McKee is entitled to receive his base salary and health benefits for twelve months following his termination. In addition, if Mr. McKee’s employment is terminated by us without “cause”, Mr. McKee shall be entitled to additional vesting of the restricted stock and stock options granted pursuant to his employment agreement calculated as if vesting occurred on a monthly basis, instead of an annual basis, over the full vesting period, and if Mr. McKee’s employment is terminated by us without “cause” as a result of a “corporate transaction” Mr. McKee shall vest immediately with respect to the restricted stock and stock options granted pursuant to his employment agreement that would vest on the next scheduled vesting date.

The following table describes the potential payments and benefits to which Mr. McKee would be entitled upon the happening of the following events on December 31, 2012: (i) termination of Mr. McKee’s employment due to disability, (ii) termination of Mr. McKee’s employment by us without cause or by Mr. McKee for good reason, and (iii) our change of control.
Name	Continuation of Salary	Continuation of Health Benefits(1)	Long-Term Incentives(5)	Total
Termination of employment due to disability	—	$11,811	—	$11,811
Termination of employment by us without “Cause”(2) or by Mr. McKee for “Good Reason”(3)	$225,000	$11,811	$377,913	$614,724
Change of Control(4) of GTT	—	—	$377,913	$377,913

(1)	These amounts are based on 2012 premium rates.
(2)
Under the employment agreement, Mr. McKee may be terminated for “cause” if he: (a) materially breaches his employment agreement, (b) fails or refuses to comply with lawful direction, (c) commits an act of fraud, embezzlement, misappropriation of funds, or dishonesty, (d) commits a breach of his fiduciary duty based on a good faith determination by our Board of Directors and after reasonably opportunity to cure if such breach is curable, (e) is grossly negligent or engages in willful misconduct in the performance of his duties hereunder, (f) is convicted of a felony or a crime of moral turpitude, or (g) has a drug or alcohol dependency, subject to certain cure rights.

(3)
Under the employment agreement, Mr. McKee may terminate his employment for “good reason” within ninety days following (a) the relocation of his primary office more than ten miles from McLean, Virginia, (b) a material change in his duties such that he is no longer our General Counsel, (c) the assignment to him of duties that are inconsistent with his position or that materially alter his ability to function as our General Counsel, or (d) a reduction in his total base compensation.

(4)	The Long Term Incentive payments would be in lieu of the Long-Term Incentives referred to in the preceding row. A corporate transaction means the consummation of a transaction in which we are consolidated with or acquired by another entity in a merger or sale of all or substantially all of our assets, other than a transaction to merely change the state of incorporation
(5)	Represents the value derived from accelerated vesting of restricted stock and stock options.

If Mr. Bauer’s employment is terminated due to disability, he is entitled to a continuation of health benefits for six months following his termination. If Mr. Bauer’s employment is terminated by us without “cause,” or by Mr. Bauer for “good reason,” Mr. Bauer is entitled to receive his base salary and health benefits for twelve months following his termination. In addition, if Mr. Bauer’s employment is terminated by us without “cause”, Mr. Bauer shall be entitled to additional vesting of the restricted stock and stock options granted pursuant to his employment agreement calculated as if vesting occurred on a monthly basis, instead of an annual basis, over the full vesting period, and if Mr. Bauer’s employment is terminated by us without “cause” as a result of a “corporate transaction” Mr. Bauer shall vest immediately with respect to the restricted stock and stock options granted pursuant to his employment agreement that would vest on the next scheduled vesting date.

The following table describes the potential payments and benefits to which Mr. Bauer would be entitled upon the happening of the following events on December 31, 2012: (i) termination of Mr. Bauer’s employment due to disability, (ii) termination of Mr. Bauer’s employment by us without cause or by Mr. Bauer for good reason, and (iii) our change of control.
Name	Continuation of Salary	Continuation of Health Benefits(1)	Long-Term Incentives(5)	Total
Termination of employment due to disability	—	$11,812	—	$11,812
Termination of employment by us without “Cause”(2) or by Mr. Bauer for “Good Reason”(3)	$200,000	$11,812	$148,050	$359,862
Change of Control(4) of GTT	—	—	$148,050	$148,050
(1)	These amounts are based on 2012 premium rates.
(2)
Under the employment agreement, Mr. Bauer may be terminated for “cause” if he: (a) materially breaches his employment agreement, (b) fails or refuses to comply with lawful direction, (c) commits an act of fraud, embezzlement, misappropriation of funds, or dishonesty, (d) commits a breach of his fiduciary duty based on a good faith determination by our Board of Directors and after reasonably opportunity to cure if such breach is curable, (e) is grossly negligent or engages in willful misconduct in the performance of his duties hereunder, (f) is convicted of a felony or a crime of moral turpitude, or (g) has a drug or alcohol dependency, subject to certain cure rights.

(3)
Under the employment agreement, Mr. Bauer may terminate his employment for “good reason” within ninety days following (a) the relocation of his primary office more than ten miles from McLean, Virginia, (b) a material change in his duties such that he is no longer our Chief Financial Officer, (c) the assignment to him of duties that are inconsistent with his position or that materially alter his ability to function as our Chief Financial Officer, or (d) a reduction in his total base compensation.

(4)
The Long Term Incentive payments would be in lieu of the Long-Term Incentives referred to in the preceding row. A corporate transaction means the consummation of a transaction in which we are consolidated with or acquired by another entity in a merger or sale of all or substantially all of our assets, other than a transaction to merely change the state of incorporation.

(5)	Represents the value derived from accelerated vesting of restricted stock and stock options.

We anticipate that we will generally enter into negotiated severance and release agreements with an executive upon the event of termination of the executive without cause.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by shareholders	6,500,000	1.50	2,501,948
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans	6,500,000	1.50	2,501,948

Director Compensation and Other Information

The following table sets forth the compensation earned by our non-employee directors in 2012.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
S. Joseph Bruno	20,000	20,000	40,000
Didier Delepine	20,000	20,000	40,000
Rhodric C. Hackman	35,000	—	35,000
Howard Janzen	—	40,000	40,000
Morgan E. O’Brien	—	35,000	35,000
Theodore B. Smith, III	—	35,000	35,000

Overview of Director Compensation

We compensated non-employee members of our Board of Directors through a mixture of cash and equity-based compensation. We paid each non-employee director annualized compensation of $35,000, paid in four equal installments at the end of each calendar quarter during which the non-employee director served as a member of our Board of Directors. Each chairperson of a standing committee received additional annualized compensation of $5,000, paid in four equal installments at the end of each calendar quarter during which the director served as the chairperson of the particular committee. We reimbursed our directors for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors.

All retainers and meeting fees were paid in cash, stock or a mixture of cash and stock, at each director’s election. Employees who also serve as directors received no additional compensation for their services as a director.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Principal Stockholders, Directors, and Officers

The following table sets forth certain information regarding the beneficial ownership of our common stock on July 15, 2013, by (1) each current director, director nominee and named executive officer of our Company, (2) all current directors, director nominees and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after July 15, 2013, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the principal address of each of the persons below is c/o Global Telecom & Technology, Inc., 8484 Westpark Drive, Suite 720, McLean, Virginia 22102.
Executive Officers and Directors	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Richard D. Calder, Jr.(1)	1,386,791	6.1%
Michael Bauer(2)	168,500	0.7%
Chris McKee(3)	382,436	1.7%
H. Brian Thompson(4)	6,739,171	29.4%
Howard Janzen	323,091	1.4%
Theodore B. Smith, III	369,764	1.6%
Morgan E. O’Brien	168,349	0.7%
Rhodric C. Hackman(5)	160,959	0.7%
S. Joseph Bruno	77,261	0.3%
Didier Delepine	40,611	0.2%
All executive officers and directors as a group (10 persons)	9,817,933	42.8%
Other 5% Stockholders
J. Carlo Cannell(6)	3,471,980	15.2%
Spitfire Capital LLC(7)	1,694,556	7.4%

(1)	Includes 7,405 shares issuable upon the exercise of options.
(2)	Includes 1,000 shares issuable upon the exercise of options.
(3)	Includes 3,344 shares issuable upon the exercise of options.
(4)
Includes 6,739,171 shares of common stock owned by Universal Telecommunications, Inc. Mr. Thompson is the Chief Executive Officer and majority shareholder of Universal Telecommunications, Inc. The shares of Universal Telecommunications, Inc. not held by Mr. Thompson are owned by members of his family.

(5)
Includes 118,559 shares of common stock owned by the Hackman Family Trust and 18,900 shares of common stock owned by Mercator Capital L.L.C. Mr. Hackman and his spouse are the trustees of the Hackman Family Trust, the beneficiaries of which are members of the Hackman family. The Hackman Family Trust exercises joint control over Mercator Capital L.L.C. The beneficial owner’s address is c/o Mercator Capital L.L.C., One Fountain Square, 11911 Freedom Drive, Suite 590, Reston, Virginia 20190.

(6)
Based on information contained in filings with the Securities and Exchange Commission made by J. Carlo Cannell. Includes 3,471,980 shares of common held by Anegada Master Fund Limited (“Anegada”), Tristan Partners, C.P. (“Tristan”), The Cuttyhunk Master Portfolio (“Cutty”) and Tonga Partners, L.P. (“Tonga” and collectively with Anegada, the “Funds”). J. Carlo Cannell possesses sole power to vote and direct the disposition of all such securities held by the Funds. The beneficial owner’s address is P.O. Box 3459, 240 East Deloney Avenue, Jackson, Wyoming 83001.

(7)
The Spitfire Fund, L.P., The Spitfire Qualified Fund LP, Saunwin Domestic Equities Fund LLC and Sucaba LLC own in the aggregate 1,694,556 shares of common stock, and Julian A.L. Allen owns 4,000 shares. Julian Allen possesses the sole power to vote and direct the disposition of all such securities held by these funds. The common stock held by these funds include 516,667 shares of common stock acquired by The Spitfire Qualified Fund LP on March 28, 2013 and May 3, 2013 in a private offering. Also includes 17,078 shares of common stock acquired by The Spitfire Fund, L.P., on March 28, 2013 in a private offering. The beneficial owner’s address is 340 Pine Street, Suite 300, San Francisco, CA 94104.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than the transactions described under the heading “Executive Compensation” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2012, there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On March 28, 2013, our Company issued 2,219,617 shares of its common stock, par value $0.0001 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended. The purchase price of the common stock in this private offering was $3.00 per share, representing a 15% discount to the average closing price of the common stock for the 30-day period preceding the closing of the offering.

The common stock was issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933. The common stock was offered in accordance with Rule 506 of Regulation D under the Securities Act of 1933, and the common stock was purchased only by persons who qualify as “accredited investors” under the Securities Act of 1933.

Among the purchasers of the common stock in the private offering were certain of the holders of promissory notes due 2013 issued by our Company, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2,701,000 aggregate principal amount of our Company’s promissory notes due 2013 outstanding before this private offering, the holders of $2,616,000 in aggregate principal amount of the notes (approximately 97%) accepted common stock in the private offering in full satisfaction of their notes. Our Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $331,066. The remainder of the common stock issued in the private offering was paid for in cash.

Among the investors in the private offering were: Richard D. Calder, our Chief Executive Officer, who acquired 10,629 shares of common stock for $31,887 and accepted 22,705 shares of common stock as payment for $68,115 in principal amount and accrued interest on a promissory note due 2013; Michael Bauer, our Chief Financial Officer, who acquired 5,000 shares of common stock for $15,000; Chris McKee, our General Counsel and Secretary, who acquired 16,667 shares of common stock for $50,000; Howard E. Janzen, a member of our Board of Directors, who accepted 30,296 shares of common stock as payment for $90,888 in principal amount and accrued interest on a promissory note due 2013; Theodore B. Smith, III, a member of our Board of Directors, who accepted 13,662 shares of common stock as payment for $40,986 in principal amount and accrued interest on a promissory note due 2013; a family trust affiliated with Rhodric C. Hackman, a member of our Board of Directors, which accepted 8,500 shares of common stock as payment for $25,499 in principal amount and accrued interest on a promissory note due 2013; Universal Telecommunications, Inc., an affiliate of H. Brian Thompson, our Executive Chairman, which acquired 126,963 shares of common stock for $380,888 and accepted 873,037 shares of common stock as payment for $2,619,112 in principal amount and accrued interest on a promissory note due 2013; and Spitfire Capital, LLC, a holder of more than 5% of our common stock at the time, which acquired 416,667 shares of common stock for $1,250,001 and accepted 17,078 shares of common stock as payment for $51,233 in principal amount and accrued interest on a promissory note due 2013.

The shares of common stock sold in the private offering are restricted securities under the Securities Act of 1933. Our Company entered into a Registration Rights Agreement with the purchasers of common stock in the private offering, pursuant to which our Company agreed to file with the SEC a registration statement related to the resale of such common stock by the investors.

Procedures for Approval of Related Person Transactions

Our policy for the review and approval of transactions between us and related persons is set forth in the charter of our Audit Committee. Pursuant to the charter of our Audit Committee, it is the responsibility of our Audit Committee, unless specifically delegated by our Board of Directors to another committee of the Board of Directors, to review and approve all transactions or arrangements to which we were or will be a participant, in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Additionally, it is the responsibility of our Audit Committee, unless specifically delegated by our Board of Directors to another committee of the Board of Directors, to review and make recommendations to the Board of Directors, or approve, any contracts or other transactions with current or former executive officers of our Company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

.

The firm of J.H. Cohn LLP, an independent registered public accounting firm, has audited the consolidated financial statements of our Company for the fiscal years ended December 31, 2012 and 2011, respectively. Our Company anticipates that J.H. Cohn LLP will provide assistance during 2013 with respect to review of our Company’s quarterly filings with the SEC.

The aggregate fees billed to our Company by J.H. Cohn LLP for the fiscal years ended December 31, 2012 and 2011 are as follows:
	2012	2011
Audit Fees(1)	$334,500	$254,500
Audit Related Fees(2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$334,500	$254,500

(1)
Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year.

(2)	Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.”

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

The Audit Committee oversees our Company’s accounting and financial reporting processes and the audits of its financial statements, including the performance and compensation of our Company’s independent auditor. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls and the certification of the integrity and reliability of our Company’s internal controls procedures.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed our Company’s financial statements for the years ended December 31, 2012 and 2011 and our Company’s Sarbanes-Oxley implementation plan with our Company’s management. The Audit Committee also reviewed with J.H. Cohn LLP, our Company’s independent registered public accounting firm, the results of their audit. The Audit Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61 Communication with Audit Committees, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. This discussion included, among other things, the quality of our Company’s accounting principles, the reasonableness of significant estimates and judgments, and the clarity of disclosure in our Company’s financial statements, including the disclosures related to critical accounting policies and practices used by our Company. The Audit Committee has reviewed permitted services under the rules of the SEC as currently in effect and discussed with J.H. Cohn LLP their independence from management and our Company, including the matters in the written disclosures and the letter from the independent registered public accounting firm required by the Public Company Accounting Oversight Board in Rule 3526 Communication with Audit Committees, and has considered and discussed the compatibility of non-audit services provided by J.H. Cohn LLP with that firm’s independence. In addition, the Audit Committee discussed the rules of the SEC that pertain to the Audit Committee and the roles and responsibilities of Audit Committee members.

Based on its review of the financial statements and the aforementioned discussions, the Audit Committee concluded that it would be reasonable to recommend, and on that basis did recommend, to the Board of Directors that the audited financial statements be included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

24	Powers of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on March 19, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELECOM & TECHNOLOGY, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: July 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before July 19, 2013 by the following persons on behalf of the registrant and in the capacities indicated.
Signature	Title

/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)

/s/ Michael R. Bauer	Chief Financial Officer and Treasurer
Michael R. Bauer	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board and Executive
H. Brian Thompson	Chairman

*	Director
S. Joseph Bruno

*	Director
Didier Delepine

*	Director
Rhodric C. Hackman

*	Director
Howard Janzen

*	Director
Morgan E. O’Brien

*	Director
Theodore B. Smith, III

*	/s/ Richard D. Calder, Jr
Attorney-in-fact

Exhibit Index

Exhibit Number	Exhibit

24	Powers of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on March 19, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.