Form 10-Q
period 2013-06-30
Global Telecom & Technology, Inc.
filed 2013-08-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 14, 2013, 22,910,426 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,593	$4,726
Accounts receivable, net of allowances of $923 and $748, respectively	23,852	11,003
Deferred contract costs	2,316	1,346
Prepaid expenses and other current assets	2,447	1,877
Total current assets	34,208	18,952
Property and equipment, net	19,880	5,494
Intangible assets, net	47,040	20,903
Other assets	5,570	2,614
Goodwill	74,604	49,793
Total assets	$181,302	$97,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,956	$12,857
Accrued expenses and other current liabilities	33,278	13,301
Short-term debt	6,542	7,848
Deferred revenue	8,063	6,588
Total current liabilities	68,839	40,594
Long-term debt	81,350	34,981
Deferred revenue	1,729	234
Other long-term liabilities	14,907	4,908
Total liabilities	166,825	80,717

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 22,866,676, and 19,129,765 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	73,581	63,207
Accumulated deficit	(58,243)	(45,437)
Accumulated other comprehensive loss	(863)	(733)
Total stockholders' equity	14,477	17,039
Total liabilities and stockholders' equity	$181,302	$97,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue:
Telecommunications services sold	$39,729	$27,163	$66,162	$51,881

Operating expenses:
Cost of telecommunications services provided	26,226	19,042	43,883	36,509
Selling, general and administrative expense	8,653	4,959	14,018	9,687
Restructuring costs, employee termination and other items	7,435	701	7,677	701
Depreciation and amortization	4,350	1,590	6,745	2,728

Total operating expenses	46,664	26,292	72,323	49,625

Operating (loss) income	(6,935)	871	(6,161)	2,256

Other expense:
Interest expense, net	(1,873)	(1,155)	(3,179)	(2,005)
Debt extinguishment loss	—	—	(706)	—
Other expense, net	(1,647)	(93)	(2,739)	(741)

Total other expense	(3,520)	(1,248)	(6,624)	(2,746)

Loss before income taxes	(10,455)	(377)	(12,785)	(490)

(Benefit from) provision for income taxes	(170)	124	21	261

Net loss	$(10,285)	$(501)	$(12,806)	$(751)

Loss per share:
Basic	$(0.46)	$(0.03)	$(0.61)	$(0.04)
Diluted	$(0.46)	$(0.03)	$(0.61)	$(0.04)

Weighted average shares:
Basic	22,495,071	18,949,666	20,889,992	18,853,013
Diluted	22,495,071	18,949,666	20,889,992	18,853,013

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(10,285)	$(501)	$(12,806)	$(751)

Other comprehensive loss:
Change in accumulated foreign currency translation loss	(106)	—	(130)	(143)
Comprehensive loss	$(10,391)	$(501)	$(12,936)	$(894)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

Share-based compensation for options issued	—	—	152	—	—	152

Share-based compensation for restricted stock issued	590,585	—	293	—	—	293

Shares issued in connection with nLayer earnout	50,000	—	123	—	—	123

Stock issued in private offering	2,060,595	—	6,182	—	—	6,182

Stock options exercised	53,375	—	38	—	—	38

Stock issued on debt extinguishment	982,356	—	3,586	—	—	3,586

Net loss	—	—	—	(12,806)	—	(12,806)

Change in accumulated foreign currency translation loss	—	—	—	—	(130)	(130)

Balance, June 30, 2013	22,866,676	$2	$73,581	$(58,243)	$(863)	$14,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(12,806)	$(751)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,745	2,728
Shared-based compensation	445	292
Debt discount amortization	240	139
Change in fair value of warrant liability	2,559	698
Loss on debt extinguishment	706	—

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,241)	354
Deferred contract costs	(998)	183
Prepaid expenses and other current assets	5,623	1,101
Other assets	(2,507)	(1,778)
Accounts payable	2,870	(3,515)
Accrued expenses and other current liabilities	(1,698)	(1,372)
Deferred revenue and other long-term liabilities	2,475	391

Net cash provided by (used in) operating activities	2,413	(1,530)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(51,884)	(12,000)
Purchase of customer list	(1,502)	—
Purchases of property and equipment	(998)	(215)

Net cash used in investing activities	(54,384)	(12,215)

Cash flows from financing activities:
Principal payments on promissory note	(237)	(236)
Repayment of line of credit, net	—	(3,100)
Repayment of term loan	(25,294)	(1,000)
Issuance of term loan	65,794	14,500
Issuance of mezzanine debt, net of discount	7,151	5,436
Payment of subordinate notes payable	(42)	(105)
Exercise of stock options	38	3
Stock issued in private offering	6,182	—

Net cash provided by financing activities	53,592	15,498

Effect of exchange rate changes on cash	(754)	(39)

Net increase in cash and cash equivalents	867	1,714

Cash and cash equivalents at beginning of period	4,726	3,249

Cash and cash equivalents at end of period	$5,593	$4,963

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,613	$1,595

Supplemental disclosure of noncash investing and financing activities:
Fair value of Tinet assets acquired (Note 3)	$59,925	$—
Exchange of subordinated notes for equity	2,880	—
Measurement period adjustment related to PacketExchange acquisition	—	744
Adjustment related to August 2010 sales novations	—	2,885
Shares issued in connection with nLayer earnout	123	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a premiere cloud network provider delivering simplicity, speed and agility to enterprise, government and carrier customers in approximately 100 countries worldwide. Powered by our global Ethernet and IP backbone, GTT operates one of the most interconnected global networks. GTT’s solutions include cloud networking, high bandwidth IP transit for content delivery and hosting, and network-to-network carrier interconnects.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed on March 19, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year 2013 or for any other interim period. The December 31, 2012 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of June 30, 2013 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2012 Annual Report on Form 10-K.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. During the quarter ended June 30, 2013, the Company issued $1.3 million in additional warrants, which is further disclosed in Note 7. During the six months ended June 30, 2013, the warrant liability was marked to market which resulted in a loss of $2.6 million. The warrant liability was $6.2 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively, which is included in other long-term liabilities.

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

NOTE 3 — ACQUISITIONS

IDC

On February 1, 2013, the Company entered into a stock purchase agreement, with IDC Global Incorporated (“IDC”), a privately held company in Chicago. IDC owns and operates two data co-location facilities and its own metro optical fiber network in Chicago. The two data facilities fiber connects to 350 East Cermak, which is the largest multi-story data center property in the world. IDC provides cloud networking, co-location, and managed cloud services to nearly 100 clients with a focus on providing multi-location enterprises with a complete portfolio of cloud infrastructure services.

Pursuant to the agreement, the Company acquired 100% of the issued and outstanding shares of capital stock of IDC for an aggregate purchase price of $4.6 million, which amount is subject to adjustment to the extent that IDC’s net working capital as of the closing of the transaction is determined to be greater or less than the estimated net working capital as of such date provided by IDC.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of IDC has been preliminarily allocated to IDC’s assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, February 1, 2013. The Company estimated the fair value of IDC’s assets and liabilities based on discussions with IDC’s management, due diligence and information presented in financial statements. As part of the purchase agreement, the Company may elect to treat this acquisition as an asset purchase for tax purposes. If the Company makes such an election, there will be additional purchase price paid to the sellers, which could result in reallocation of the purchase price.  The following table summarizes the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

Amounts in thousands
Purchase Price:
Cash consideration paid	$3,593
Fair value of liabilities assumed	1,338
Total consideration	$4,931

Purchase Price Allocation:
Acquired Assets
Current assets	$187
Property and equipment	798
Other assets	82
Intangible assets	3,100
Total fair value of assets acquired	4,167
Goodwill	764
Total consideration	$4,931

Tinet

On April 30, 2013, the Company acquired from Neutral Tandem, Inc. (doing business as Inteliquent) all of the equity interests (the “Interests”) in NT Network Services, LLC and NT Network Services, LLC SCS (collectively, “Tinet”), which, together with the subsidiaries of such companies, comprise the data transport business of Inteliquent.  The acquisition was pursuant to an equity purchase agreement between the Company and Inteliquent on April 30, 2013.

Pursuant to the agreement, the Company paid Inteliquent an aggregate purchase price of $52.5 million for the Interests, in cash, subject to a net working capital adjustment and an adjustment based on the cash and cash equivalents and amount of indebtedness of the Tinet immediately prior to the acquisition. In addition, the Company will provide certain services to Inteliquent without charge for up to three years after the closing.  These services will be provided under a separate service agreement that is valued at $2.0 million.

To fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster Bank, N.A. (“Webster”), on April 30, 2013. The Company entered into a credit agreement with Webster that, among other matters, provides for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million. The financing is described in greater detail in Note 7.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of the Tinet has been preliminarily allocated to Tinet's assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, April 30, 2013. The Company estimated the fair value of the acquired companies assets and liabilities based on discussions with management, due diligence and information presented in financial statements.

The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. In accordance with US GAAP, the Company expects to finalize these amounts before April 30, 2014. The following table summarizes the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

Amounts in thousands
Purchase Price:
Cash consideration paid	$49,158
Liabilities assumed
Accounts payable	4,179
Accrued expenses and other current liabilities	20,607
Deferred revenue	2,443
Other long-term liabilities	7,585
Total fair value of liabilities assumed	34,814
Total consideration	$83,972

Purchase Price Allocation:
Acquired Assets
Accounts receivable	$11,601
Prepaid expenses	1,137
Other current assets	5,101
Property and equipment	15,004
Other assets	1,282
Intangible assets	25,800
Total fair value of assets acquired	59,925
Goodwill	24,047
Total consideration	$83,972

Intangible assets acquired include $25.0 million related to customer relationships with a weighted-average useful life of 5 years and $0.8 million related to the trade name. Customer relationships are amortized on a straight-line basis based on the expected period of benefit. The trade name is assessed as an indefinite-lived asset and is not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.

Amortization expense of $0.8 million has been recorded for the six months ended June 30, 2013. Estimated amortization expense related to customer relationships created as a result of the Tinet acquisition for each of the years subsequent to June 30, 2013 is as follows (amounts in thousands):

2013 remaining	$2,500
2014	5,000
2015	5,000
2016	5,000
2017 and thereafter	6,667
Total	$24,167

Goodwill in the amount of $24.0 million was recorded as a result of the acquisition of Tinet. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The following schedule presents unaudited consolidated pro forma results of operations as if the Tinet acquisition had occurred on January 1, 2012. This information does not purport to be indicative of the actual results that would have occurred if the Tinet acquisition had actually been completed January 1, 2012, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amounts in thousands, except per share data
Revenue	$46,112	$44,646	$91,648	$86,462

Net loss	$(10,331)	$(1,538)	$(10,548)	$(2,348)

Net loss per share:
Basic	$(0.46)	$(0.08)	$(0.50)	$(0.12)
Diluted	$(0.46)	$(0.08)	$(0.50)	$(0.12)

Basic	22,495,071	18,949,666	20,889,992	18,853,013
Diluted	22,495,071	18,949,666	20,889,992	18,853,013

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company recorded goodwill in the amount of $0.8 million during the quarter ended March 31, 2013 in connection with the IDC acquisition and in accordance with ASC Topic 350, Intangibles—Goodwill and Other. Additionally, $3.1 million of the IDC purchase price was allocated to intangible assets related to customer relationships which are subject to straight-line amortization.

 The Company entered into a sales novation agreement during the quarter ended March 31, 2013, which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the novation and recorded $1.5 million in intangible assets.

During the quarter ended June 30, 2013, the Company recorded goodwill in the amount of $24.0 million in connection with the Tinet acquisition and in accordance with ASC Topic 350, Intangibles—Goodwill and Other. Additionally, $25.0 million of the Tinet purchase price was allocated to intangible assets related to customer relationships and $0.8 million to the trade name.

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (amounts in thousands):

Balance, December 31, 2012	$49,793
Goodwill associated with the IDC acquisition	764
Goodwill associated with the Tinet acquisition	24,047
Balance, June 30, 2013	$74,604

The following table summarizes the Company’s intangible assets as of June 30, 2013 and December 31, 2012 (amounts in thousands):

		June 30, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$56,071	$10,593	$45,478
Carrier contracts	1 year	151	151	—
Noncompete agreements	3-5 years	4,331	3,751	580
Software	7 years	4,935	4,753	182
Trade name (non-amortizing)	N/A	800	—	800
		$66,288	$19,248	$47,040

		December 31, 2012
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	4-7 years	$26,471	$6,802	$19,669
Carrier contracts	1 year	151	151	—
Noncompete agreements	4-5 years	4,331	3,593	738
Software	7 years	4,935	4,439	496
		$35,888	$14,985	$20,903

Amortization expense was $2.6 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was $4.3 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2013 in each of the years subsequent to June 30, 2013 is as follows (amounts in thousands):

2013 remaining	$5,922
2014	11,375
2015	10,031
2016	9,121
2017 and thereafter	9,791
Total	$46,240

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

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 60%, expected term of 3 years, risk-free interest rate of 0% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$6,196	$6,196

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Balance, December 31, 2012	$2,288
Issuance of warrants	1,349
Change in fair value of warrant liability	2,559
Balance, June 30, 2013	$6,196

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

Stock Options

The Company recognized compensation expense for stock options of approximately $90,000 and $52,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $152,000 and $103,000 for the six months ended June 30, 2013 and 2012, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 306,000 and 83,000 stock options with a total fair value of $571,000 and $110,000 during the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the Company granted to employees 345,000 and 456,000 stock options with a total fair value of $650,000 and $500,000, respectively.

Restricted Stock

During the three and six months ended June 30, 2013, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total noncash compensation expense is recorded in selling, general and administrative expenses.

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total

Three months ended June 30, 2013
Restricted stock shares granted	449	114	563
Fair value of shares granted	$1,482	$436	$1,918
Restricted stock compensation expense	$145	$57	$202

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total

Six months ended June 30, 2013
Restricted stock shares granted	496	124	620
Fair value of shares granted	$1,645	$473	$2,118
Restricted stock compensation expense	$198	$95	$293

NOTE 7 — DEBT

The following summarizes the debt activity of the Company during the six months ended June 30, 2013 (amounts in thousands):

	Total Debt	Webster Term Loan	Mezzanine Debt	SVB Term Loan	Line of Credit	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$—	$15,481	$24,500	$—	$2,611	$237
Issuance, net of discount	75,945	65,000	7,151	794	3,000	—	—
Debt discount amortization	240	—	217	—	—	23	—
Payments	(28,573)	—	—	(25,294)	(3,000)	(42)	(237)
Extinguishment of debt	(2,549)	—	—	—	—	(2,549)	—
Debt obligation as of June 30, 2013	$87,892	$65,000	$22,849	$—	$—	$43	$—

 Estimated annual commitments for debt maturities net of unamortized discounts are as follows at June 30, 2013 (amounts in thousands):

Total Debt
2013 remaining	$3,293
2014	6,500
2015	6,500
2016	71,599
$87,892

Senior Debt

On April 30, 2013, to fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster Bank, N.A. (“Webster”). The Company entered into an agreement (the "Credit Agreement") with Webster that provides for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.  The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of June 30, 2013, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

The Term Loan matures on March 31, 2016, unless, on or before December 31, 2015, the maturity date of the mezzanine facility has been extended to (or beyond) September 30, 2018, or repaid in full or refinanced with the written consent of the lenders holding more than 50% of the outstanding obligations  (the “Required Lenders") and replaced with subordinated indebtedness having a maturity date acceptable to the Required Lenders, in which case the maturity date will automatically extend to April 30, 2018.

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, beginning in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of June 30, 2013, the interest rate was 6.5%.

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

Mezzanine Debt

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

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the "Amended Note Purchase Agreement") with BIA and Plexus Fund II, L.P. (“Plexus”) . The Amended Note Purchase Agreement provided for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the "Plexus Notes"). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the notes.

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“BNY”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

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

The obligations of the Company under the Second Amended Note Purchase Agreement are secured by a second lien on substantially all of Company’s tangible and intangible assets. Pursuant to a pledge agreement, dated June 6, 2011, by and between BIA and the Company, the obligations of the Company are also secured by a pledge in all of the equity interests of the Company in its respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company in its respective non-United States subsidiaries.

Concurrent with entering into the Second Amended Note Purchase Agreement, Webster and the Note Holders entered into an intercreditor and subordination agreement which governs, among other things, ranking and collateral access for the respective lenders.

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

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to BNY a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the six months ended June 30, 2013, the warrant liability was marked to market which resulted in a loss of $2.6 million.  The balance of the warrant liability was $6.2 million as of June 30, 2013, which is included in other long-term liabilities.

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

On March 28, 2013, the Company issued 2,259,617 shares of its common stock in a transaction exempt from registration under the Securities Act of 1933, as amended. The purchase price of the common stock in this private offering was $3.00 per share, representing a 15% discount to the average closing price of the common stock for the 30-day period preceding the closing of the offering. On April 30, 2013, the Company issued 783,334 shares of its common stock for a purchase price of $3.00 per share, representing the average closing price of the stock for that day.

Among the purchasers of the common stock in the private offering on March 28, 2013, were certain of the holders of subordinated promissory notes due 2013, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2.7 million aggregate principal amount of the Company’s subordinate promissory notes due 2013 outstanding before this private offering, the holders of $2.6 million in aggregate principal amount of the notes accepted common stock in the private offering in full satisfaction of their notes. The Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $0.3 million. The remainder of the common stock issued in the private offering was paid for in cash.

As a result of the 15% discount to the average closing price of the common stock, GTT recorded a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate promissory notes. In accordance with FASB ASC Section 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the condensed consolidated statements of operations for the six months ended June 30, 2013.

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

The remaining total subordinate promissory notes of $43,000 are included in short-term debt as of June 30, 2013. Accrued but unpaid interest was $3,000 as of June 30, 2013.

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

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the six months ended June 30, 2013, the Company incurred costs associated with executing and closing the IDC and Tinet acquisition, including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses. During the six months ended June 30, 2013, the Company incurred $7.7 million in costs associated with executing and closing the IDC and Tinet acquisition.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows for the six months ended June 30, 2013 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Total

Balance, December 31, 2012	$—	$—	$—
Employment costs	4,600	3,370	1,230
Professional fees	1,565	1,157	408
Integration expenses	1,282	345	937
Travel and other expenses	230	193	37
Balance, June 30, 2013	$7,677	$5,065	$2,612

NOTE 10 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted EPS – loss available to common stockholders	$(10,285)	$(501)	$(12,806)	$(751)
Denominator for basic EPS – weighted average shares	22,495,071	18,949,666	20,889,992	18,853,013
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted average shares	22,495,071	18,949,666	20,889,992	18,853,013

Loss per share: basic	$(0.46)	$(0.03)	$(0.61)	$(0.04)
Loss per share: diluted	$(0.46)	$(0.03)	$(0.61)	$(0.04)

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
BIA warrant	1,055	698	1,055	698
Plexus warrant	960	535	960	535
Alcentra warrant	329	—	329	—
Stock options	1,613	1,419	1,613	1,419
Totals	3,957	2,652	3,957	2,652

NOTE 11 — CONTINGENCIES-LEGAL PROCCEDINGS

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company.  In response to the Company's complaint, Artel filed a counterclaim against the Company based on allegations of breach of contract, fraud in the inducement and intentional interference with a business relationship.  Based upon recent rulings in this case and upon the increased current assets of the Company resulting from the Tinet acquisition, the ultimate disposition of this case will not be material to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K, as amended, for the year ended December 31, 2012. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Part II Item 1A of this quarterly report on Form 10-Q.

Overview

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT is a premiere cloud network provider delivering simplicity, speed and agility to enterprise, government and carrier customers in approximately 100 countries worldwide. Powered by our global Ethernet and IP backbone, GTT operates one of the most interconnected global networks. GTT’s solutions include cloud networking, high bandwidth IP transit for content delivery and hosting, and network-to-network carrier interconnects.

As of June 30, 2013, our customer base was comprised of over 1,000 businesses. Our five largest customers accounted for approximately 22% of consolidated revenues for the six months ended June 30, 2013.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of June 30, 2013, the Company had 177 employees and employment costs comprised approximately 10% of total operating expenses.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Chicago, Denver, Frankfurt, Milan and Cagliari, Italy. For the six months ended June 30, 2013, approximately 66% of our consolidated revenue was earned from operations based in the United States. Approximately 16% of our revenue was generated from operations based in Italy, 15% based in the United Kingdom, and 3% from operations in other countries.

Critical Accounting Policies and Estimates

There have been no changes in the Company’s critical accounting policies and estimates as of June 30, 2013, as compared to the critical accounting policies and estimates disclosed in Note 2, “Significant Accounting Policies” in the 2012 Annual Report on Form 10-K.

Results of Operations of the Company

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30,
	2013	2012

Revenue	$39,729	$27,163
Cost of revenue	26,226	19,042

Gross margin	13,503	8,121
	34.0%	29.9%
Operating expenses, depreciation and amortization	20,438	7,250

Operating income (loss)	$(6,935)	$871

Net loss	$(10,285)	$(501)

Revenue. Revenue for the three months ended June 30, 2013 was $39.7 million. Revenue for the three months ended June 30, 2012 was $27.2 million. The increase in revenue is primarily due to the acquisition of nLayer on April 30, 2012 and Tinet on April 30, 2013, as well as increased sales to new and existing customers offset by disconnected services.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2013 were $26.2 million and $13.5 million, respectively. For the three months ended June 30, 2012, cost of revenue and gross margin were $19.0 million and $8.1 million, respectively. The increase is primarily due to the nLayer and Tinet acquisitions, as well as increased sales to new and existing customers offset by disconnected services. The gross margin percentage improvement is due to the higher margins of nLayer and Tinet as well as an increase in network-based sales.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $20.4 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer and Tinet acquisitions.  These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended June 30,
	2013	2012

Selling, general and administrative expenses (excluding noncash compensation)	$8,361	$4,811
Noncash compensation	292	148
Restructuring costs, employee termination and other items	7,435	701
Amortization of intangible assets	2,612	1,052
Depreciation	1,738	538

Totals	$20,438	$7,250

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the six months ended June 30, 2013 and 2012 (amounts in thousands):

	Six months ended June 30,
	2013	2012

Revenue	$66,162	$51,881
Cost of revenue	43,883	36,509

Gross margin	22,279	15,372
	33.7%	29.6%
Operating expenses, depreciation and amortization	28,440	13,116

Operating income (loss)	$(6,161)	$2,256

Net loss	$(12,806)	$(751)

Revenue. Revenue for the six months ended June 30, 2013 was $66.2 million. Revenue for the six months ended June 30, 2012 was $51.9 million. The increase in revenue is primarily due to the acquisitions of nLayer on April 30, 2012 and Tinet on April 30, 2013, as well as increased sales to new and existing customers offset by disconnected services.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2013 were $43.9 million and $22.3 million, respectively. For the six months ended June 30, 2012, cost of revenue and gross margin were $36.5 million and $15.4 million, respectively. The increase is primarily due to the nLayer and Tinet acquisitions, as well as increased sales to new and existing customers offset by disconnected services. The gross margin percentage improvement is due to the higher margins of nLayer and Tinet as well as an increase in network-based sales.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $28.4 million and $13.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer and Tinet acquisitions.  These changes are illustrated in the table below (amounts in thousands):

	Six Months Ended June 30,
	2013	2012

Selling, general and administrative expenses (excluding noncash compensation)	$13,572	$9,395
Noncash compensation	446	292
Restructuring costs, employee termination and other items	7,677	701
Amortization of intangible assets	4,264	1,774
Depreciation	2,481	954

Totals	$28,440	$13,116

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the six months ended June 30, 2013 (amounts in thousands):

	Total Debt	Webster Term Loan	Mezzanine Debt	SVB Term Loan	Line of Credit	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$—	$15,481	$24,500	$—	$2,611	$237
Issuance, net of discount	75,945	65,000	7,151	794	3,000	—	—
Debt discount amortization	240	—	217	—	—	23	—
Payments	(28,573)	—	—	(25,294)	(3,000)	(42)	(237)
Extinguishment of debt	(2,549)	—	—	—	—	(2,549)	—
Debt obligation as of June 30, 2013	$87,892	$65,000	$22,849	$—	$—	$43	$—

Senior Debt

On April 30, 2013, to fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster Bank, N.A. (“Webster”). The Company entered into an agreement (the "Credit Agreement") with Webster that provides for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.  The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of June 30, 2013, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

The Term Loan matures on March 31, 2016, unless, on or before December 31, 2015, the maturity date of the mezzanine facility has been extended to (or beyond) September 30, 2018, or repaid in full or refinanced with the written consent of the lenders holding more than 50% of the outstanding obligations  (the “Required Lenders") and replaced with subordinated indebtedness having a maturity date acceptable to the Required Lenders, in which case the maturity date will automatically extend to April 30, 2018.

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, beginning in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of June 30, 2013, the interest rate was 6.5%.

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

Mezzanine Debt

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

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the "Amended Note Purchase Agreement") with BIA and Plexus Fund II, L.P. (“Plexus”) . The Amended Note Purchase Agreement provided for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the "Plexus Notes"). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the notes.

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“BNY”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

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

The obligations of the Company under the Second Amended Note Purchase Agreement are secured by a second lien on substantially all of Company’s tangible and intangible assets. Pursuant to a pledge agreement, dated June 6, 2011, by and between BIA and the Company, the obligations of the Company are also secured by a pledge in all of the equity interests of the Company in its respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company in its respective non-United States subsidiaries.

Concurrent with entering into the Second Amended Note Purchase Agreement, Webster and the Note Holders entered into an intercreditor and subordination agreement which governs, among other things, ranking and collateral access for the respective lenders.

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

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to BNY a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the six months ended June 30, 2013, the warrant liability was marked to market which resulted in a loss of $2.6 million.  The balance of the warrant liability was $6.2 million as of June 30, 2013, which is included in other long-term liabilities.

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

On March 28, 2013, the Company issued 2,259,617 shares of its common stock in a transaction exempt from registration under the Securities Act of 1933, as amended. The purchase price of the common stock in this private offering was $3.00 per share, representing a 15% discount to the average closing price of the common stock for the 30-day period preceding the closing of the offering. On April 30, 2013, the Company issued 783,334 shares of its common stock for a purchase price of $3.00 per share, representing the average closing price of the stock for that day.

Among the purchasers of the common stock in the private offering on March 28, 2013, were certain of the holders of subordinated promissory notes due 2013, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2.7 million aggregate principal amount of the Company’s subordinate promissory notes due 2013 outstanding before this private offering, the holders of $2.6 million in aggregate principal amount of the notes accepted common stock in the private offering in full satisfaction of their notes. The Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $0.3 million. The remainder of the common stock issued in the private offering was paid for in cash.

As a result of the 15% discount to the average closing price of the common stock, GTT recorded a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate promissory notes. In accordance with FASB ASC Section 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the condensed consolidated statements of operations for the six months ended June 30, 2013.

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

The remaining total subordinate promissory notes of $43,000 are included in short-term debt as of June 30, 2013. Accrued but unpaid interest was $3,000 as of June 30, 2013.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. During the quarter ended March 31, 2013, the remaining balance of $0.2 million was paid.

Liquidity Assessment

Cash provided by operating activities for the six months ended June 30, 2013 was $2.4 million. Cash used in operating activities for the six months ended June 30, 2012 was $1.5 million.

Cash used in investing activities was approximately $54.4 million for the six months ended June 30, 2013, consisting primarily of the $51.9 million of cash used, net of cash acquired, in the acquisition of Tinet. Cash flows used in investing activities were $12.2 million for the six months ended June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 was $53.6 million, consisting primarily of the $65.0 million draw on the Webster Term Loan. Cash flows provided by financing activities were $15.5 million for the six months ended June 30, 2012.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash, the Webster Credit Agreement, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for at least the next twelve months. The Company’s current planned cash requirements for the next twelve months are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2013 and 2012, the Company had interest expense, net of interest income, of approximately $3.2 million and $2.0 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 34% of the Company’s revenues for the six months ended June 30, 2013 are from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the six months ended June 30, 2013.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company.  In response to the Company's complaint, Artel filed a counterclaim against the Company based on allegations of breach of contract, fraud in the inducement and intentional interference with a business relationship.  Based upon recent rulings in this case and upon the increased current assets of the Company resulting from the Tinet acquisition, the ultimate disposition of this case will not be material to the Company.

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

As of June 30, 2013, our five largest customers accounted for approximately 22% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of June 30, 2013, we had approximately $5.6 million in cash, and our current liabilities were $34.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2013 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

Approximately 34% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of June 30, 2013, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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

Pursuant to the terms of our loan agreement with Webster Bank, we have pledged substantially all of our assets to the lender as security for our payment obligations under the loan agreement. If we fail to pay any of our indebtedness under this loan agreement when due, or if we breach any of the other covenants in the loan agreement, it may result in one or more events of default. An event of default under our loan agreement would permit the lender to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lender could proceed against the collateral securing that indebtedness.

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

As of June 30, 2013, our indebtedness was substantial in comparison to our available cash and our net loss. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of June 30, 2013, we had outstanding warrants to purchase approximately 2.3 million shares of common stock at a weighted-average exercise price equal to $2.34 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,739,171 shares of our common stock at June 30, 2013. Based on the number of shares of our common stock outstanding on June 30, 2013, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 29% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of June 30, 2013, funds associated with Cannell Capital LLC owned 3,471,980 shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2013, these funds would beneficially own approximately 15% of our common stock. In addition, as of June 30, 2013, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock has only recently been listed on the NYSE MKT, and prior to this listing the common stock was thinly traded on the OTC Markets.  If a liquid market for the common stock does not develop on the NYSE MKT, then, in addition to the concentrated ownership of our capital stock, this may further impair your ability to sell your shares when you want to do so and could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of the Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

GLOBAL TELECOM & TECHNOLOGY, INC.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

Date:	August 14, 2013