Form 10-Q
period 2013-09-30
Global Telecom & Technology, Inc.
filed 2013-11-14
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 14, 2013, 23,289,453 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Global Telecom & Technology, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,897	$4,726
Accounts receivable, net of allowances of $1,093 and $748, respectively	26,166	11,003
Deferred contract costs	3,394	1,346
Prepaid expenses and other current assets	1,518	1,877
Total current assets	35,975	18,952
Property and equipment, net	20,401	5,494
Intangible assets, net	44,013	20,903
Other assets	5,515	2,614
Goodwill	74,604	49,793
Total assets	$180,508	$97,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,732	$12,857
Accrued expenses and other current liabilities	27,544	13,301
Short-term debt	6,521	7,848
Deferred revenue	7,238	6,588
Total current liabilities	68,035	40,594
Long-term debt	82,905	34,981
Deferred revenue	1,607	234
Other long-term liabilities	17,181	4,908
Total liabilities	169,728	80,717

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 22,983,331, and 19,129,765 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	73,912	63,207
Accumulated deficit	(62,533)	(45,437)
Accumulated other comprehensive loss	(601)	(733)
Total stockholders' equity	10,780	17,039
Total liabilities and stockholders' equity	$180,508	$97,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue:
Telecommunications services sold	$45,106	$28,412	$111,267	$80,293

Operating expenses:
Cost of telecommunications services provided	29,538	19,982	73,421	56,491
Selling, general and administrative expense	8,391	4,871	22,409	14,558
Restructuring costs, employee termination and other items	—	—	7,677	701
Depreciation and amortization	5,157	2,202	11,902	4,930

Total operating expenses	43,086	27,055	115,409	76,680

Operating (loss) income	2,020	1,357	(4,142)	3,613

Other expense:
Interest expense, net	(2,445)	(1,336)	(5,624)	(3,341)
Debt extinguishment loss	—	—	(706)	—
Other expense, net	(3,449)	(300)	(6,187)	(1,040)

Total other expense	(5,894)	(1,636)	(12,517)	(4,381)

Loss before income taxes	(3,874)	(279)	(16,659)	(768)

Provision for income taxes	416	219	437	479

Net loss	$(4,290)	$(498)	$(17,096)	$(1,247)

Loss per share:
Basic	$(0.19)	$(0.03)	$(0.79)	$(0.07)
Diluted	$(0.19)	$(0.03)	$(0.79)	$(0.07)

Weighted average shares:
Basic	22,932,515	19,014,825	21,578,315	18,916,658
Diluted	22,932,515	19,014,825	21,578,315	18,916,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net loss	$(4,290)	$(498)	$(17,096)	$(1,247)

Other comprehensive income (loss):
Change in accumulated foreign currency translation income (loss)	262	(66)	132	(209)
Comprehensive loss	$(4,028)	$(564)	$(16,964)	$(1,456)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

Share-based compensation for options issued	—	—	255	—	—	255

Share-based compensation for restricted stock issued	712,476	—	638	—	—	638

Forfeiture of stock in lieu of cash tax payment	(26,361)	—	(117)	—	—	(117)

Shares issued in connection with nLayer earn-out	50,000	—	123	—	—	123

Stock issued in private offering	2,060,595	—	6,182	—	—	6,182

Stock options exercised	74,500	—	38	—	—	38

Stock issued on debt extinguishment	982,356	—	3,586	—	—	3,586

Net loss	—	—	—	(17,096)	—	(17,096)

Change in accumulated foreign currency translation loss	—	—	—	—	132	132

Balance, September 30, 2013	22,983,331	$2	$73,912	$(62,533)	$(601)	$10,780

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(17,096)	$(1,247)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,902	4,930
Shared-based compensation	893	441
Debt discount amortization	420	219
Change in fair value of warrant liability	4,548	1,042
Loss on debt extinguishment	706	—
Change in fair value of nLayer earn-out	1,300	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,425)	348
Deferred contract costs	(2,049)	175
Prepaid expenses and other current assets	6,596	1,054
Other assets	(2,358)	(631)
Accounts payable	7,089	(2,210)
Accrued expenses and other current liabilities	(7,262)	(2,206)
Deferred revenue and other long-term liabilities	(328)	237

Net cash provided by operating activities	936	2,152

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(51,884)	(13,493)
Purchase of customer list	(1,502)	(1,723)
Purchases of property and equipment	(2,328)	(1,685)

Net cash used in investing activities	(55,714)	(16,901)

Cash flows from financing activities:
Principal payments on promissory note	(237)	(472)
Borrowing from (repayment of) line of credit, net	3,000	(1,600)
Repayment of term loan	(26,919)	(2,250)
Issuance of term loan	65,794	14,500
Issuance of mezzanine debt, net of discount	7,151	5,436
Payment of subordinate notes payable	(63)	(105)
Forfeiture of stock in lieu of cash tax payment	(117)	—
Exercise of stock options	38	3
Stock issued in private offering	6,182	—

Net cash provided by financing activities	54,829	15,512

Effect of exchange rate changes on cash	120	249

Net increase in cash and cash equivalents	171	1,012

Cash and cash equivalents at beginning of period	4,726	3,249

Cash and cash equivalents at end of period	$4,897	$4,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,824	$3,595

Supplemental disclosure of non-cash investing and financing activities:
Fair value of Tinet net assets acquired (Note 3)	$59,925	$—
Exchange of subordinated notes for equity	2,880	—
Measurement period adjustment related to PacketExchange acquisition	—	744
Adjustment related to August 2010 sales novations	—	2,885
Shares issued in connection with nLayer earn-out	123	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Global Telecom & Technology, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. We provide highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed on March 19, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year 2013 or for any other interim period. The December 31, 2012 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of September 30, 2013 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2012 Annual Report on Form 10-K.

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

Accounting for Derivative Instruments

    The Company accounts for derivative instruments in accordance with the Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers the ASC 815 Subtopic 40, Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC 718, Compensation—Stock Compensation. During the quarter ended June 30, 2013, the Company issued $1.3 million in additional warrants, which is further disclosed in Note 7. During the nine months ended September 30, 2013, the warrant liability was marked to market which resulted in a loss of $4.5 million. The warrant liability was $8.2 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively, which is included in other long-term liabilities.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive loss, but that are excluded from net loss. Specifically, foreign currency translation adjustments are included in comprehensive loss and accumulated other comprehensive loss.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 3 — ACQUISITIONS

IDC

On February 1, 2013, the Company entered into a stock purchase agreement with IDC Global Incorporated (“IDC”), a privately held company in Chicago. IDC owns and operates two data co-location facilities and its own metro optical fiber network in Chicago. The two data facilities fiber connects to 350 East Cermak, which is the largest multi-story data center property in the world. IDC provides cloud networking, co-location, and managed cloud services to nearly 100 clients with a focus on providing multi-location enterprises with a complete portfolio of cloud infrastructure services.

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

Pursuant to the agreement, the Company paid Inteliquent an aggregate purchase price of $52.5 million for the Interests, in cash, subject to a net working capital adjustment and an adjustment based on the cash and cash equivalents and amount of indebtedness of Tinet immediately prior to the acquisition. In addition, the Company will provide certain services to Inteliquent without charge for up to three years after the closing.  These services are provided under a separate service agreement that is valued at $2.0 million.

To fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster Bank, N.A. (“Webster”), on April 30, 2013. The Company entered into a credit agreement with Webster that, among other matters, provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million. The financing is described in detail in Note 7.

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

The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis. In accordance with US GAAP, the Company expects to finalize these amounts before April 30, 2014. The following table summarizes the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

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

Amortization expense of $2.1 million has been recorded for the nine months ended September 30, 2013. Estimated amortization expense related to customer relationships created as a result of the Tinet acquisition for each of the years subsequent to September 30, 2013, is as follows (amounts in thousands):

2013 remaining	$1,250
2014	5,000
2015	5,000
2016	5,000
2017	5,000
Thereafter	1,667
Total	$22,917

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amounts in thousands, except per share and share data
Revenue	$45,106	$44,980	$136,753	$131,442

Net loss	$(4,290)	$(3,628)	$(14,838)	$(5,974)

Net loss per share:
Basic	$(0.19)	$(0.19)	$(0.69)	$(0.32)
Diluted	$(0.19)	$(0.19)	$(0.69)	$(0.32)

Basic	22,932,515	19,014,825	21,578,315	18,916,658
Diluted	22,932,515	19,014,825	21,578,315	18,916,658

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2013, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350, Intangibles—Goodwill and Other.  After performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount; therefore, the first and second steps of the goodwill impairment test are unnecessary and concluded that no impairment existed.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (amounts in thousands):

Balance, December 31, 2012	$49,793
Goodwill associated with the IDC acquisition	764
Goodwill associated with the Tinet acquisition	24,047
Balance, September 30, 2013	$74,604

The following table summarizes the Company’s intangible assets as of September 30, 2013 and December 31, 2012 (amounts in thousands):

		September 30, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$56,071	$13,384	$42,687
Carrier contracts	1 year	151	151	—
Noncompete agreements	3-5 years	4,331	3,830	501
Software	7 years	4,935	4,910	25
Trade name (non-amortizing)	N/A	800	—	800
		$66,288	$22,275	$44,013

		December 31, 2012
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	4-7 years	$26,471	$6,802	$19,669
Carrier contracts	1 year	151	151	—
Noncompete agreements	4-5 years	4,331	3,593	738
Software	7 years	4,935	4,439	496
		$35,888	$14,985	$20,903

Amortization expense was $3.0 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was $7.3 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2013 in each of the years subsequent to September 30, 2013 is as follows (amounts in thousands):

2013 remaining	$2,893
2014	11,375
2015	10,031
2016	9,121
2017	7,546
Thereafter	2,247
Total	$43,213

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

The Company considers the valuation of its warrant liability as a Level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. The model required the input of highly subjective assumptions including volatility of 63%, expected term of 3 years, risk-free interest rate of 0% and a dividend yield of 0%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$8,185	$8,185

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Balance, December 31, 2012	$2,288
Issuance of warrants	1,349
Change in fair value of warrant liability	4,548
Balance, September 30, 2013	$8,185

The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

Assets and liabilities measured at a fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3). There were no impairments recorded during the nine months ended September 30, 2013

NOTE 6 — EMPLOYEE SHARE-BASED COMPENSATION BENEFITS

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

Stock Options

The Company recognized compensation expense for stock options of approximately $103,000 and $47,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $254,000 and $151,000 for the nine months ended September 30, 2013 and 2012, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company granted to employees 121,000 and 5,000 stock options with a total fair value of $301,000 and $7,000 during the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company granted to employees 472,000 and 461,000 stock options with a total fair value of $961,000 and $507,000, respectively.

Restricted Stock

During the three and nine months ended September 30, 2013, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total non-cash compensation expense is recorded in selling, general and administrative expenses.

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total

Three months ended September 30, 2013
Restricted stock shares granted	91	7	98
Fair value of shares granted	$392	$36	$428
Restricted stock compensation expense	$258	$36	$294

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total

Nine months ended September 30, 2013
Restricted stock shares granted	587	131	718
Fair value of shares granted	$2,037	$509	$2,546
Restricted stock compensation expense	$507	$131	$638

NOTE 7 — DEBT

The following summarizes the debt activity of the Company during the nine months ended September 30, 2013 (amounts in thousands):

	Total Debt	Webster Term Loan	Mezzanine Debt	SVB Term Loan	Line of Credit	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$—	$15,481	$24,500	$—	$2,611	$237
Issuance, net of discount	78,945	65,000	7,151	794	6,000	—	—
Debt discount amortization	420	—	397	—	—	23	—
Payments	(30,219)	(1,625)	—	(25,294)	(3,000)	(63)	(237)
Extinguishment of debt	(2,549)	—	—	—	—	(2,549)	—
Debt obligation as of September 30, 2013	$89,426	$63,375	$23,029	$—	$3,000	$22	$—

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at September 30, 2013 (amounts in thousands):

Total Debt
2013 remaining	$1,647
2014	6,500
2015	6,500
2016	74,779
Total	$89,426

Senior Debt

On April 30, 2013, to fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster. The Company entered into an agreement (the "Credit Agreement") with Webster that provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, beginning in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of September 30, 2013, the interest rate was 6.5%.

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

On July 11, 2013, the Company entered into an amendment to the Credit Agreement that increased the revolving line-of-credit from $5.0 million to $7.5 million. As part of the amendment, Webster and GTT achieved broader-based commitments, expanding the Credit Agreement to include, East West Bank, Fifth Third Bank, Brown Brothers Harriman and Co., BDCA Funding LLC, and Crescent Capital. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of September 30, 2013, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

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

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to Alcentra a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the nine months ended September 30, 2013, the warrant liability was marked to market which resulted in a loss of $4.5 million.  The balance of the warrant liability was $8.2 million as of September 30, 2013, which is included in other long-term liabilities.

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

As a result of the 15% discount to the average closing price of the common stock, GTT recorded a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate promissory notes. In accordance with ASC Section 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

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

The remaining total subordinate promissory notes of $22,000 are included in short-term debt as of September 30, 2013. Accrued but unpaid interest was $2,000 as of September 30, 2013.

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

The Company and certain of its subsidiaries file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. The Company’s foreign jurisdictions are primarily in Italy and the United Kingdom.

A valuation allowance has been recorded against the Company’s deferred tax assets to the extent those assets are not offset by deferred tax liabilities which have a structural certainty of reversal or those assets that cannot be realized against prior period taxable income.

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the nine months ended September 30, 2013, the Company incurred costs associated with executing and closing the IDC and Tinet acquisition, including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses. During the nine months ended September 30, 2013, the Company incurred $7.7 million in costs associated with executing and closing the IDC and Tinet acquisition.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows for the nine months ended September 30, 2013 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Total

Balance, December 31, 2012	$—	$—	$—
Employment costs	4,600	4,532	68
Professional fees	1,565	1,157	408
Integration expenses	1,282	566	716
Travel and other expenses	230	220	10
Balance, September 30, 2013	$7,677	$6,475	$1,202

NOTE 10 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings per share (in thousands, except for share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted EPS – loss available to common stockholders	$(4,290)	$(498)	$(17,096)	$(1,247)
Denominator for basic EPS – weighted average shares	22,932,515	19,014,825	21,578,315	18,916,658
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted average shares	22,932,515	19,014,825	21,578,315	18,916,658

Loss per share: basic	$(0.19)	$(0.03)	$(0.79)	$(0.07)
Loss per share: diluted	$(0.19)	$(0.03)	$(0.79)	$(0.07)

The table below details the anti-dilutive items that were excluded in the computation of earnings per share (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
BIA warrant	1,055	698	1,055	698
Plexus warrant	960	535	960	535
Alcentra warrant	329	—	329	—
Stock options	1,711	1,354	1,711	1,354
Totals	4,055	2,587	4,055	2,587

NOTE 11 — SUBSEQUENT EVENT

On November 1, 2013, the Company amended the Second Amended Note Purchase Agreement with the Note Holders, to reduce the interest rate from 13.5% per annum to 11.0% per annum.  The remaining $3.0 million of the committed financing was called by the Company.  The Note Holders waived the Company’s requirement to issue additional warrants.

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

Overview

Global Telecom & Technology, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. We provide highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

As of September 30, 2013, our customer base was comprised of over 2,000 businesses. Our five largest customers accounted for approximately 19% of consolidated revenues for the nine months ended September 30, 2013.

Costs and Expenses

The Company’s cost of revenue consists of the costs for its core network consisting of a global Layer 2 Switched Ethernet mesh network as well as IP Transit/Internet Access through approximately 200 PoPs and for off-net procurement of services associated with customer services across North America, EMEA and Asia. The key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of September 30, 2013, the Company had 182 employees and employment costs comprised approximately 11% of total operating expenses.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in London, Chicago, Denver, Frankfurt, Germany and Milan and Cagliari, Italy. For the nine months ended September 30, 2013, approximately 59% of our consolidated revenue was earned from operations based in the United States. Approximately 23% of our was generated from operations based in Italy, 15% based in the United Kingdom, and 3% from operations in other countries.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our annual report on Form 10-K for the year ended December

31, 2012 and Note 2 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations of the Company

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30,
	2013	2012

Revenue	$45,106	$28,412
Cost of revenue	29,538	19,982

Gross margin	15,568	8,430
	34.5%	29.7%
Operating expenses, depreciation and amortization	13,548	7,073

Operating income	$2,020	$1,357

Net loss	$(4,290)	$(498)

Revenue. Revenue for the three months ended September 30, 2013, was $45.1 million. Revenue for the three months ended September 30, 2012, was $28.4 million. The increase in revenue is primarily due to the acquisition of Tinet on April 30, 2013, as well as increased sales to new and existing customers offset by disconnected services.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended September 30, 2013, were $29.5 million and $15.6 million, respectively. For the three months ended September 30, 2012, cost of revenue and gross margin were $20.0 million and $8.4 million, respectively. The increase is primarily due to the Tinet acquisition, as well as increased sales to new and existing customers offset by disconnected services. The gross margin percentage improvement is due to the higher margins of Tinet as well as an increase in network-based sales.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $13.5 million and $7.1 million for the three months ended September 30, 2013 and 2012, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the Tinet acquisition, and the increase in employment costs resulting from the increase in employees following the Tinet acquisition.  These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended September 30,
	2013	2012

Selling, general and administrative expenses (excluding noncash compensation)	$8,005	$4,723
Noncash compensation	386	148
Amortization of intangible assets	3,029	1,488
Depreciation	2,128	714

Totals	$13,548	$7,073

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Nine months ended September 30,
	2013	2012

Revenue	$111,267	$80,293
Cost of revenue	73,421	56,491

Gross margin	37,846	23,802
	34.0%	29.6%
Operating expenses, depreciation and amortization	41,988	20,189

Operating (loss) income	$(4,142)	$3,613

Net loss	$(17,096)	$(1,247)

Revenue. Revenue for the nine months ended September 30, 2013, was $111.3 million. Revenue for the nine months ended September 30, 2012, was $80.3 million. The increase in revenue is primarily due to the acquisitions of nLayer on April 30, 2012, and Tinet on April 30, 2013, as well as increased sales to new and existing customers offset by disconnected services.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the nine months ended September 30, 2013, were $73.4 million and $37.8 million, respectively. For the nine months ended September 30, 2012, cost of revenue and gross margin were $56.5 million and $23.8 million, respectively. The increase is primarily due to the nLayer and Tinet acquisitions, as well as increased sales to new and existing customers offset by disconnected services. The gross margin percentage improvement is due to the higher margins of nLayer and Tinet as well as an increase in network-based sales.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $42.0 million and $20.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was due primarily to the depreciation and amortization of the network and intangible assets obtained in the nLayer and Tinet acquisitions, the employment costs resulting from the increase in employees following the Tinet acquisition, and the restructuring costs, employee termination and other items incurred in the Tinet acquisition.  These changes are illustrated in the table below (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012

Selling, general and administrative expenses (excluding noncash compensation)	$21,516	$14,117
Noncash compensation	893	441
Restructuring costs, employee termination and other items	7,677	701
Amortization of intangible assets	7,293	3,263
Depreciation	4,609	1,667

Totals	$41,988	$20,189

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the nine months ended September 30, 2013 (amounts in thousands):

	Total Debt	Webster Term Loan	Mezzanine Debt	SVB Term Loan	Line of Credit	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$—	$15,481	$24,500	$—	$2,611	$237
Issuance, net of discount	78,945	65,000	7,151	794	6,000	—	—
Debt discount amortization	420	—	397	—	—	23	—
Payments	(30,219)	(1,625)	—	(25,294)	(3,000)	(63)	(237)
Extinguishment of debt	(2,549)	—	—	—	—	(2,549)	—
Debt obligation as of September 30, 2013	$89,426	$63,375	$23,029	$—	$3,000	$22	$—

Senior Debt

On April 30, 2013, to fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster. The Company entered into an agreement (the "Credit Agreement") with Webster that provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, beginning in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of September 30, 2013, the interest rate was 6.5%.

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

On July 11, 2013, the Company entered into an amendment to the Credit Agreement that increased the revolving line-of-credit from $5.0 million to $7.5 million. As part of the amendment, Webster and GTT achieved broader-based commitments, expanding the Credit Agreement to include, East West Bank, Fifth Third Bank, Brown Brothers Harriman and Co., BDCA Funding LLC, and Crescent Capital. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of September 30, 2013, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

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

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to Alcentra a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the nine months ended September 30, 2013, the warrant liability was marked to market which resulted in a loss of $4.5 million.  The balance of the warrant liability was $8.2 million as of September 30, 2013, which is included in other long-term liabilities.

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

As a result of the 15% discount to the average closing price of the common stock, GTT recorded a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate promissory notes. In accordance with ASC Section 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

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

The remaining total subordinate promissory notes of $22,000 are included in short-term debt as of September 30, 2013. Accrued but unpaid interest was $2,000 as of September 30, 2013.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. During the quarter ended March 31, 2013, the remaining balance of $0.2 million was paid.

Liquidity Assessment

Cash provided by operating activities for the nine months ended September 30, 2013, was $0.9 million. Cash provided by operating activities for the nine months ended September 30, 2012 was $2.2 million.

Cash used in investing activities was approximately $55.7 million for the nine months ended September 30, 2013, consisting primarily of the $51.9 million of cash used, net of cash acquired, in the acquisition of Tinet and IDC. Cash flows used in investing activities were $16.9 million for the nine months ended September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $54.8 million, consisting primarily of the $65.0 million draw on the Webster term loan. Cash flows provided by financing activities were $15.5 million for the nine months ended September 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2013 and 2012, the Company had interest expense, net of interest income, of approximately $5.6 million and $3.3 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 41% of the Company’s revenues for the nine months ended September 30, 2013, are from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the nine months ended September 30, 2013.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, GTT believes it has adequate provisions for any such matters and we do not expect that the ultimate costs to resolve these matters will have a material adverse impact on our financial condition, results of operations or cash flows. As of September 30, 2013, the Company was not subject to any material legal proceedings.

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

As of September 30, 2013, our five largest customers accounted for approximately 19% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2013, we had approximately $4.9 million in cash, and our current liabilities were $32.1 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2013 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

Approximately 41% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

These difficulties could disrupt our ongoing business and increase our expenses. As of September 30, 2013, we have no agreement or memorandum of understanding to enter into any acquisition transaction.

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

Risks Relating to Our Indebtedness

Our failure to comply with covenants in our loan agreements could result in our indebtedness being immediately due and payable and the loss of our assets.

Pursuant to the terms of our loan agreements, we have pledged substantially all of our assets to the lenders as security for our payment obligations under the loan agreements. If we fail to pay any of our indebtedness under the loan agreements when due, or if we breach any of the other covenants in the loan agreements, it may result in one or more events of default. An event of default under our loan agreements would permit the lenders to declare all amounts owing to be immediately due and payable and, if we were unable to repay any indebtedness owed, the lenders could proceed against the collateral securing that indebtedness.

Covenants in our loan agreements and outstanding notes, and in any future debt agreements, may restrict our future operations.

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

As of September 30, 2013, our indebtedness was substantial in comparison to our available cash and our net loss. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of September 30, 2013, we had outstanding warrants to purchase approximately 2.3 million shares of common stock at a weighted-average exercise price equal to $2.34 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,709,171 shares of our common stock at September 30, 2013. Based on the number of shares of our common stock outstanding on September 30, 2013, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 29% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of September 30, 2013, funds associated with Cannell Capital LLC owned 3,436,495 shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2013, these funds would beneficially own approximately 15% of our common stock. In addition, as of September 30, 2013, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

GLOBAL TELECOM & TECHNOLOGY, INC.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

Date:	November 14, 2013