Form 10-K
period 2013-12-31
GTT Communications, Inc.
filed 2014-03-18
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2013

Commission File Number 000-51211
 GTT Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

8484 Westpark Drive
Suite 720
McLean, Virginia 22102
(703) 442-5500
(Address including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.0001 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (10,578,970 shares) based on the $4.40 closing price of the registrant’s common stock as reported on the NYSE MKT on June 30, 2013, was $46,547,468. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 2014, 23,615,566 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

i

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of GTT Communications, Inc., with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GTT Communications, Inc., which we refer to as “we”, “us” or “our” and in some cases, “GTT” or the “Company”, also provides forward-looking statements in other materials GTT releases to the public or files with the United States Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consider any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this annual report could have a material adverse effect on our business and our results of operations.

Unless the context otherwise requires, when we use the words ‘‘the Company,” “GTT,” “we”, or “us" in this Form 10-K, we are referring to GTT Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to GTT Communications, Inc.

ii

PART I

ITEM 1. BUSINESS

Introduction

GTT Communications, Inc. is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. We provide highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

Our Customers

As of December 31, 2013, our customer base was comprised of over 2,000 businesses. For the year ended December 31, 2013, no single customer accounted for more than 10% of our total consolidated revenue. Our five largest customers accounted for approximately 18% of consolidated revenue during the same period.

We provide services in over 100 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.

For the year ended December 31, 2013, approximately 57% of our revenue was attributable to our operations based in the United States, 25% based in Italy, 15% based in the United Kingdom, and 3% from operations in other countries.

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

Our Network

GTT has deployed network assets in North America, Europe and Asia to provide Dedicated Internet Access, IP Transit and Ethernet Transport services. GTT’s core network consists of a global Layer 2 switched Ethernet, diversely routed 10Gb mesh network as well as IP Transit or Dedicated Internet Access through approximately 200 Points of Presence (“PoPs”), delivering cloud networking services to enterprise, government and wholesale customers. GTT has network connectivity in all major U.S. cities and European cities, established Ethernet hubs with various carriers and multiple peering connections to other Tier 1 IP providers.

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

Business Overview and Strategy

Our customer facing operations are led by two business units - “Americas” and “EMEA/APAC.” Each business unit owns the key customer touch points including quoting, sales engineering, ordering, provisioning and account management.

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

Network Operations and Engineering

Network Operations include the global Network Operations Center (“NOC”), Data Center, and Information and Communications Technology (“ICT”) groups.  The NOC is responsible for the active monitoring, reception, prioritization, and resolution of network-related events in addition to responding to other client requirements.  ICT manages all internal activities for network, server/desktop, and telecom support.

Engineering is responsible for the overall network architecture, including design, deployment, capacity management, and maintenance.  Engineering also provides technical support for our business units and the Network Operations group.

Competition

Our competition consists primarily of traditional, facilities-based providers, including companies that provide network connectivity and internet access principally within one continent or geographical region, such as CenturyLink, KPN, XO and COLT. We also compete against carriers who provide network connectivity on a multi-continent, or global basis, such as Level 3, Verizon Business, AT&T, British Telecom, NTT and Deutsche Telekom.

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

Federal Regulation

Generally, the FCC has chosen not to heavily regulate the charges or practices of non-dominant carriers. For example, we are not required to tariff the interstate inter-exchange private line services we provide, but need only to post terms and conditions for such services on our website. In providing certain telecommunications services, however, we may remain subject to the regulatory requirements applicable to common carriers, such as providing services at just and reasonable rates, filing the requisite reports, and paying regulatory fees and contributing to universal service. The FCC also releases orders and takes other actions from time to time that modify the regulations applicable to services provided by carriers such as us; these orders and actions can result in additional (or reduced) reporting or payment requirements, or changes in the relative rights and obligations of carriers with respect to services they provide to each other or to other categories of customers. These changes in regulation can affect the services that we procure and/or provide and, in some instances, may affect demand for or the costs of providing our services.

State Regulation

The Telecommunications Act of 1996, as amended, generally prohibits state and local governments from enforcing any law, rule, or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. Generally, each carrier must obtain and maintain certificates of authority from regulatory bodies in states in which it offers intrastate telecommunications services. In most states, a carrier must also file and obtain prior regulatory approval of tariffs containing the rates, terms and conditions of service for its regulated intrastate services. A state may also impose telecommunications regulatory fees, fees related to the support for universal service, and other costs and reporting obligations on providers of services in that state. We are currently authorized to provide intrastate services in more than 20 states and the District of Columbia as an interexchange carrier and/or a competitive local provider.

Foreign Regulation

Generally, the provisioning to U.S. customers of international telecommunications services originating or terminating in the United States is governed by the FCC. In addition, the regulatory requirements to operate within a foreign country or to provide services to customers within that foreign country vary from jurisdiction to jurisdiction, although in some respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. As opportunities arise in particular nations, we may need to apply for and acquire various authorizations to operate and provide certain kinds of telecommunications services. Although some countries require complex application procedures for authorizations and/or impose certain reporting and fee payment requirements, others simply require registration with or notification to the regulatory agency and some simply operate through general authorization with no filing requirement at all.

Intellectual Property

We do not own any patent registrations, applications or licenses. We maintain and protect trade secrets, know-how, and other proprietary information regarding many of our business processes and related systems and databases.

Employees

As of December 31, 2013, we had a total of 189 employees and full-time equivalents.

Executive Officers

Our executive officers and their respective ages and positions as of March 18, 2014 are as follows:

Richard D. Calder, Jr., 50, has served as our President, Chief Executive Officer and Director since May 2007. Prior to joining us, from 2004 to 2006, Mr. Calder served as President and Chief Operating Officer of InPhonic, Inc., a publicly-traded online seller of wireless services and products. From 2001 to 2003, Mr. Calder served in a variety of executive roles for Broadwing Communications, Inc., including President - Business Enterprises and Carrier Markets. From 1996 to 2001, Mr. Calder held several senior management positions with Winstar Communications, including Chief Marketing Officer, and President of the company’s South Division. In 1994 Mr. Calder co-founded Go Communications, a wireless communications company, and served as its Vice President of Corporate Development from its founding until 1996. Mr. Calder previously held a variety of marketing, business development, and engineering positions within MCI Communications, Inc. and Tellabs, Inc. Mr. Calder holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Electrical Engineering from Yale University.

H. Brian Thompson, 75, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer from January 2005 to October 2006 and from February 2007 to May 2007. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson was Chairman and CEO of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998, and became Vice Chairman of the board for Qwest until his resignation in December 1998. He previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI, was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. Mr. Thompson currently serves as a member of the board of directors of Axcelis Technologies, Inc., Pendrell Corporation, Penske Automotive Group, and Sonus Networks, Inc., and is a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board. Mr. Thompson holds a Master of Business Administration from Harvard Business School, and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Michael R. Bauer, 41, has served as our Chief Financial Officer since June 2012, as our Principal Accounting Officer between December 2011 and June 2012, as our Treasurer since December 2011, and between January 2008 and December 2011, Mr. Bauer served the Company in various roles including most recently as Vice President of Finance and Controller. Mr. Bauer oversees all global financial functions and has direct responsibility for financial operations, investor relations activities, and all banking and advisory relationships. Prior to joining GTT, Mr. Bauer led the financial planning and analysis and investor relations efforts at MeriStar Hospitality Corporation. Mr. Bauer’s previous telecommunications experience includes Sprint and OneMain.com, an internet service provider. Mr. Bauer began his career with Arthur Andersen in audit and business advisory services. Mr. Bauer is a Certified Public Accountant and holds his Bachelor of Science degree in Accounting from the Pennsylvania State University.

Chris McKee, 45, joined GTT in 2008 and is GTT's General Counsel and EVP, Corporate Development and Corporate Secretary for the GTT Board.  Mr. McKee is responsible for all of the company’s corporate legal requirements, human resources and supplier management.  Mr. McKee also oversees the development of strategic business opportunities for the company, including all merger and acquisition activities. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the company's legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed Covad's Washington, DC office and directed the federal and state regulatory compliance and advocacy efforts for the company. Mr. McKee previously worked for XO Communications, Net2000 Communications and was in private practice in Washington, DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the SEC website at www.sec.gov and on our website at www.gtt.net as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

For the year ended December 31, 2013, our five largest customers accounted for approximately 18% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of December 31, 2013, we had approximately $5.8 million in cash, and our current liabilities were $28.3 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2014 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

Because our business is dependent upon selling telecommunications network capacity purchased from third parties, the failure of our suppliers and other service providers to provide us with services, or disputes with those suppliers and service providers, could affect our ability to provide quality services to our customers and have an adverse effect on our operations and financial condition.

Much of our business consists of integrating and selling network capacity purchased from facility-based telecommunications carriers. Accordingly, we will be largely dependent on third parties to supply us with services. Occasionally in the past, our operating companies have experienced delays or other problems in receiving services from third-party providers. Disputes also arise from time to time with suppliers with respect to billing or interpretation of contract terms. Any failure on the part of third parties to adequately supply us or to maintain the quality of their facilities and services in the future, or the termination of any significant contracts by a supplier, could cause customers to experience delays in service and lower levels of customer care, which could cause them to switch providers. Furthermore, disputes over billed amounts or interpretation of contract terms could lead to claims against us, some of which if resolved against us could have an adverse impact on our results of operations and/or financial condition. Suppliers may also attempt to impose onerous terms as part of purchase contract negotiations. Although we know of no pending or threatened claims with respect to past compliance with any such terms, claims asserting any past noncompliance, if successful, could have a material adverse effect on our operations and/or financial condition. Moreover, to the extent that key suppliers were to attempt to impose such provisions as part of future contract negotiations, such developments could have an adverse impact on the company’s operations. Finally, some of our suppliers are potential competitors. We cannot guarantee that we will be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us.

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

Our customers depend on our ability to provide network availability with minimal interruption or degradation in services. The ability to provide this service depends in part on the networks of third party transport suppliers. The networks of transport suppliers may be interrupted as a result of various events, many of which they cannot control, including fire, human error, earthquakes and other natural disasters, power loss, telecommunications failures, terrorism, sabotage, vandalism, cyber-attacks, computer viruses or other infiltration by third parties or the financial distress or other events adversely affecting a supplier, such as bankruptcy or liquidation.

Although we have attempted to design our network services to minimize the possibility of service disruptions or other outages, in addition to risks associated with third party provider networks, our services may be disrupted by problems on our own systems, that affect our central offices, corporate headquarters, network operations centers, or network equipment. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service (DDOS), and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. The continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

Disruptions or degradations in our service could subject us to legal claims and liability for losses suffered by customers due to our inability to provide service. If our network failure rates are higher than permitted under the applicable customer contracts, we may incur significant expenses related to network outage credits, which would reduce our revenue and gross margin. In addition, customers may, under certain contracts, have the ability to terminate services in case of prolonged or severe service disruptions or other outages which would also adversely impact our results of operations. Our reputation could be harmed if we fail to provide a reasonably adequate level of network availability, and as a result we could find it more difficult to attract and retain customers.

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

The communications industry is highly competitive and pricing for some of our key service offerings, such as our dedicated IP transport services, has been generally declining. If our costs of service, including the cost of leasing underlying facilities, do not decline in a similar fashion, we could experience significant margin compression, reduction of profitability and loss of business.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include, reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the years ended December 31, 2013 and 2012, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

If we fail to obtain required authorizations from the FCC or other applicable authorities, or if we are found to have failed to comply, or are alleged to have failed to comply, with the rules of the FCC or other authorities, our right to offer certain services could be challenged and/or fines or other penalties could be imposed on us. Any such challenges or fines could be substantial and could cause us to incur substantial legal and administrative expenses as well; these costs in the forms of fines, penalties, and legal and administrative expenses could have a material adverse impact, on our business and operations. Furthermore, we are dependent in certain cases on the services other carriers provide, and therefore on other carriers’ abilities to retain their respective licenses in the regions of the world in which they operate. We are also dependent, in some circumstances, on our customers’ abilities to obtain and retain the necessary licenses. The failure of a customer or carrier to obtain or retain any necessary license could have an adverse effect on our ability to conduct operations.

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

Our business and operations are growing rapidly and we may not be able to efficiently manage our growth.
We have rapidly grown our company through network expansion and obtaining new customers through our sales efforts. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop and retain an effective sales force and qualified personnel;

•	maintain the quality of our operations and our service offerings;

•	maintain and enhance our system of internal controls to ensure timely and accurate compliance with our financial and regulatory reporting requirements; and

•	expand our accounting and operational information systems in order to support our growth.
If we fail to implement these measures successfully, our ability to manage our growth will be impaired.

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

As of December 31, 2013, our indebtedness was substantial in comparison to our available cash and our cash provided by operations. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of December 31, 2013, we had outstanding warrants to purchase approximately 2.3 million shares of our common stock at a weighted-average exercise price equal to $2.34 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,746,171 shares of our common stock at December 31, 2013. Based on the number of shares of our common stock outstanding on December 31, 2013, Mr. Thompson and Universal Telecommunications, Inc. would beneficially own approximately 29% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of December 31, 2013, funds associated with Cannell Capital LLC owned 3,371,880 shares of our common stock. Based on the number of shares of our common stock outstanding on December 31, 2013, these funds would beneficially own approximately 14% of our common stock. In addition, as of December 31, 2013, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, Inc., together beneficially owned common stock, without taking into account their unexercised options, representing approximately 12% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of GTT that other stockholders may view as beneficial.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not own any real estate. Instead, all of the Company’s facilities are leased. GTT’s headquarters are located in McLean, Virginia. We also lease corporate office space in the following cities around the world:

•	North America: Chicago, IL; Denver, CO;

•	Europe: London, England; Cagliari, Italy; Milan, Italy; Frankfurt, Germany; Belfast, Ireland

We lease data center space in Chicago, IL to house our networking equipment. We believe our properties, taken as a whole, are in good operating condition and are adequate for our business needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court; docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.4 million.  The Court suspended the judgment, subject to a letter of credit during GTT’s appeal, which is presently pending in the Supreme Court of Virginia.  While the final outcome cannot be predicted, the Company has not accrued for this contingency as it believes it has a meritorious position on appeal and intends to contest the judgment vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the NYSE MKT under the symbol “GTT” and has traded on the NYSE MKT since June 17, 2013. Prior to June 17, 2013, our common stock traded on the OTC markets.
The following table sets forth, for the calendar quarters indicated, the quarterly high and low sales information of our common stock as reported on the NYSE MKT since June 17, 2013 and the quarterly high and low bid information of our common stock as reported on the OTC Markets for the period prior to June 17, 2013. The bid information listed below for the period prior to June 17, 2013 reflects interdealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	Common Stock
	High	Low
2012
First Quarter	$2.39	$1.12
Second Quarter	$2.39	$1.75
Third Quarter	$2.79	$2.10
Fourth Quarter	$2.82	$1.02
2013
First Quarter	$3.65	$2.55
Second Quarter, to June 17	$4.25	$2.30
Second Quarter, from June 17	$4.48	$4.25
Third Quarter	$5.93	$4.01
Fourth Quarter	$7.74	$4.83

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

Overview

GTT Communications, Inc. is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. We provide highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

As of December 31, 2013, our customer base was comprised of over 2,000 businesses. Our five largest customers accounted for approximately 18% of consolidated revenues for the year ended December 31, 2013.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2013, the Company had 189 employees and full-time equivalents and employment costs comprised approximately 12% of total operating expenses.

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

Non-recurring Fees, Deferred Revenue.   Non-recurring fees for data connectivity typically take the form of one-time, non-refundable provisioning fees established pursuant to service contracts. The amount of the provisioning fee included in each contract is generally determined by marking up or passing through the corresponding charge from the Company’s supplier, imposed pursuant to the Company’s purchase agreement. Non-recurring revenue earned for providing provisioning services in connection with the delivery of recurring communications services is recognized ratably over the contractual term of the recurring service starting upon commencement of the service contract term. Fees recorded or billed from these provisioning services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Installation costs related to provisioning incurred by the Company from independent third-party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed proportionally over the contractual term of service in the same manner as the deferred revenue arising from that contract. Deferred costs do not exceed deferred upfront fees. The Company believes the initial contractual term is the best estimate of the period of earnings.

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

Although the Company disputes erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. As of December 31, 2013, the Company had $7.3 million in disputed billings from suppliers.

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

Goodwill and Intangible Assets

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The first step tests for impairment by applying fair value-based tests. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

The Company performs its annual goodwill impairment testing in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company tested its goodwill during the third quarter of 2013 and 2012 and concluded that no impairment existed.

Intangible assets are assets that lack physical substance, and are accounted for in accordance with ASC Topic 350 and ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10-35 provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2013 and 2012, the Company performed a qualitative assessment and concluded that no impairment existed.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was codified into ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FASB ASC Topic 740 did not have a material effect on the Company’s consolidated financial statements.

We may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s federal, state and international tax returns for 2010, 2011 and 2012 are still open. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.

Share-Based Compensation

On October 16, 2006, the Company adopted ASC Topic 718, Compensation - Stock Compensation which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and consultants based on estimated fair values.

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

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards. The Company accounts for non-employee share-based compensation expense in accordance with ASC Topic 505, Equity - Based Payments to Non-Employee.

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

Recent Accounting Pronouncements

Reference is made to Note 2 (“Significant Accounting Policies”) of the consolidated financial statements, which commence on page F-9 of this annual report, which Note is incorporated herein by reference.

Results of Operations of the Company

Fiscal Year Ended December 31, 2013 compared to Fiscal Year Ended December 31, 2012

Overview. The financial information presented in the tables below is comprised of the consolidated financial information of the Company for the year ended December 31, 2013 and 2012 (amounts in thousands - except share and per share information):

	Year Ended
	December 31, 2013	December 31, 2012

Revenue:
Telecommunications services	$157,368	$107,877

Operating expenses:
Cost of telecommunications services	102,815	76,000
Selling, general and administrative expense	31,675	18,957
Restructuring costs, employee termination and other items	7,677	701
Depreciation and amortization	17,157	7,296

Total operating expenses	159,324	102,954

Operating (loss) income	(1,956)	4,923

Other expense:
Interest expense, net	(8,408)	(4,686)
Loss on debt extinguishment	(706)	—
Other expense, net	(11,724)	(1,054)

Total other expense	(20,838)	(5,740)

Loss before income taxes	(22,794)	(817)

Income tax (benefit) expense	(2,005)	746

Net loss	$(20,789)	$(1,563)

Loss per share:
Basic	$(0.95)	$(0.08)
Diluted	$(0.95)	$(0.08)

Weighted average shares:
Basic	21,985,241	18,960,347
Diluted	21,985,241	18,960,347

Revenue. The table below presents the components of revenue for the years ended December 31, 2013 and 2012:

Geographical Revenue	2013	2012

United States	57%	76%
Italy	25%	—%
United Kingdom	15%	19%
Other	3%	5%
Totals	100%	100%

Revenue increased $49.5 million, or 45.9% for the year ended December 31, 2013, compared to year ended December 31, 2012, primarily due to the acquisition of Tinet on April 30, 2013, which had over 1,000 customers.

Costs of Service and Gross Margin.  Costs of telecommunications services and gross margin increased $26.8 million, or 35.3% and $22.7 million, or 71.1% , respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Ethernet interconnection networks and global Tier 1 IP networks.

Selling, General and Administrative Expenses.  SG&A increased $12.7 million, or 67.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the increase in employment costs resulting from the net increase of approximately 85 employees following the Tinet acquisition, as well as an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet acquisition.

Restructuring costs, employee termination and non-recurring items. Restructuring costs increased by $7.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase primarily reflects the additional costs associated with the acquisition of Tinet for severance and other employee termination related costs, professional fees, network integration, and travel expenses.

Depreciation and Amortization.   Depreciation and amortization expense increased $9.9 million to $17.2 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was due primarily to the depreciation and amortization of the global IP and Ethernet network assets and intangible assets, primarily customer relationships, obtained in the Tinet acquisition.

Interest Expense.   Interest expense increased $3.7 million, or 79.4%, to $8.4 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was due to the additional debt incurred in connection with the Tinet acquisition.

Other Expense.   Other expense increased $10.7 million to $11.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase is due to the warrant liability of $8.7 million that was marked to market in 2013 as well as the $2.0 million change in fair value of the earn-out related to the nLayer acquisition on April 30, 2012.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012

Cash and cash equivalents and short-term investments	$5,785	$4,726
Debt	$92,460	$42,829

Management monitors cash flow and liquidity requirements. Based on the Company’s cash, debt, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for 2014. The Company’s current planned cash requirements for 2014 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next twelve months, including the $6.5 million scheduled repayment of the senior term loan indebtedness. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2013, was approximately $2.7 million. Cash provided by operating activities for the year ended December 31, 2012 was approximately $4.0 million.

Investing Activities.  Cash used in investing activities was approximately $60.0 million for the year ended December 31, 2013, consisting primarily of approximately $51.9 million of cash used, net of cash acquired, in the acquisitions of Tinet and IDC. Cash used in investing activities were approximately $17.4 million for the year ended December 31, 2012.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2013, was approximately $57.7 million, consisting primarily of approximately $65.0 million Webster Bank, N.A. term loan. Cash provided by financing activities were approximately $14.7 million for the year ended December 31, 2012.

Effect of Exchange Rate Changes on Cash.   Effect of exchange rate changes on cash increased by $0.5 million to approximately $0.7 million for the year ended December 31, 2013 compared to approximately $0.2 million for the year ended December 31, 2012.

Interest Payments.  During the years ended December 31, 2013 and 2012, the Company made cash payments for interest totaling $7.4 million and $4.8 million, respectively. The increase in interest payments was a result of the new Senior Term Loan with Webster Bank, N.A. and the Amended and Restated Note Purchase Agreement with BIA Digital Partners, Plexus Fund II, L.P., and BNY Mellon-Alcentra Mezzanine III, L.P. during the year ended December 31, 2013.

Debt.

The following summarizes the debt activity of the Company during the year ended December 31, 2013 (amounts in thousands):

	Total Debt	Senior Term Loan	Line of Credit	Mezzanine Notes	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$24,500	$—	$15,481	$2,611	$237
Issuance, net of discount	83,445	65,794	6,000	11,651	—	—
Debt discount amortization	601	—	—	578	23	—
Payments	(31,866)	(28,544)	(3,000)	—	(85)	(237)
Extinguishment of debt	(2,549)	—	—	—	(2,549)	—
Debt obligation as of December 31, 2013	$92,460	$61,750	$3,000	$27,710	$—	$—

Senior Term Loan and Line of Credit

On April 30, 2013, to fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster Bank, N.A. ("Webster"). The Company entered into an agreement (the "Credit Agreement") with Webster that provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, beginning in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of December 31, 2013, the interest rate was 6.5%.

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

On December 30, 2013, the Company entered into an amendment to the July 11, 2013 Credit Agreement that increased the revolving line-of-credit by $7.5 million, increasing the maximum borrowings under the line-of-credit to $15.0 million. The Company also issued a letter of credit facility of $4.0 million, which is a sublimit within the line-of-credit. As of December 31, 2013, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

Mezzanine Notes

On June 6, 2011, the Company entered into a note purchase agreement (the “Purchase Agreement”) with BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “BIA Notes”).  The BIA Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing was available to be called by the Company on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Company an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the notes.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded, (the “BIA Notes” and together with the "Plexus Notes", the “Notes”) and issued at a discount to face value of $1.3 million, due to the warrants issued. The discount is being amortized, into interest expense, over the life of the Notes.

On November 1, 2013, the remaining $3.0 million of the committed financing was called on by the Company and the original interest rate of 13.5% per annum was reduced to 11.0% per annum for the entire outstanding Notes of $29.5 million. No warrants were issued.

On December 30, 2013, the Company modified the Second Amended Note Purchase Agreement (the "Third Amended Note Purchase Agreement") with BIA, Plexus, and Alcentra, expanding the total financing commitment by $10.0 million, of which $1.5 million was immediately funded. This additional financing commitment has no warrant issuances required. The remaining $8.5 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2014.

The Third Amended Note Purchase Agreement increases the maximum borrowings to $38.0 million with the Notes maturing on June 6, 2016, and shall bear interest at a rate of 11.0% per annum.

The obligations of the Company under the Third Amended Note Purchase Agreement are secured by a second lien on substantially all of Company’s tangible and intangible assets. Pursuant to a pledge agreement, dated June 6, 2011, by and between BIA and the Company, the obligations of the Company are also secured by a pledge in all of the equity interests of the Company in its respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company in its respective non-United States subsidiaries.

Concurrent with entering into the Third Amended Note Purchase Agreement, Webster and the Note Holders entered into an intercreditor and subordination agreement which governs, among other things, ranking and collateral access for the respective lenders.

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

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to Alcentra a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share. All the warrants issued by the Company expire on June 6, 2016.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the year ended December 31, 2013, the warrant liability was marked to market which resulted in a loss of $8.7 million.  The balance of the warrant liability was $12.3 million as of December 31, 2013, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a financing transaction in which it sold debt and common stock (“February 2010 Units”), resulting in $2.4 million of proceeds to the Company.  The February 2010 Units consisted of $1.5 million in aggregate principal amount of the Company’s subordinated notes due February 8, 2012, and $0.9 million of the Company’s common stock. The subordinated notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the notes. Interest on the subordinated notes accrues at 10% per annum. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid off in February 2012.

On December 31, 2010, the Company completed a financing transaction in which it sold debt and common stock (“December 2010 Units”), resulting in $2.2 million of proceeds to the Company.  The December 2010 Units consisted of $1.1 million in aggregate principal amount of the Company’s subordinated notes due December 31, 2013 and $1.1 million of the Company’s common stock. On February 16, 2011, the Company and the holders of the December 2010 Units amended the offering solely to increase the aggregate principal amount available for issuance, resulting in an additional $0.4 million of proceeds to the Company, consisting of $0.2 million in the aggregate principal amount of the Company’s subordinated notes due December 31, 2013, and $0.2 million of the Company’s common stock.  The subordinated notes were issued at a discount to face value of $0.3 million and the discount is being amortized into interest expense over the life of the notes. Interest on the subordinated notes accrues at 10% per annum. All accrued interest as of December 31, 2012 was paid.

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

Among the purchasers of the common stock in the private offering on March 28, 2013, were certain of the holders of subordinated notes due 2013, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2.7 million aggregate principal amount of the Company’s subordinated notes due 2013 outstanding before this private offering, the holders of $2.6 million in aggregate principal amount of the notes accepted common stock in the private offering in full satisfaction of their notes. The Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $0.3 million. The remainder of the common stock issued in the private offering was paid for in cash.

As a result of the 15% discount to the average closing price of the common stock, GTT recorded a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate notes. In accordance with ASC Topic 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the consolidated statements of operations for the year ended December 31, 2013.

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

The previous balance of the subordinated notes of $2.7 million included $2.3 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the previous balance was $0.2 million of the subordinated notes held by officers and directors of the Company.

On December 31, 2013, the remaining total outstanding principal of the subordinated notes of $22,000 was paid, along with accrued interest of $2,000.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. During the quarter ended March 31, 2013, the remaining balance of $0.2 million was paid.

Contractual Obligations and Commitments

As of December 31, 2013, the Company had total contractual obligations of approximately $145.5 million. Of these obligations, approximately $46.7 million, or 32.1% are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors through 2018 and beyond. The Company generally tries to structure its contracts so the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, the Company will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.

Approximately $92.5 million, or 63.6%, of the total contractual obligations are associated with the Company’s debt which matures between 2014 and 2016.

Operating leases amount to $6.3 million, or 4.3% of total contractual obligations, which consist mainly of building leases.

The following table summarizes the Company’s significant contractual obligations as of December 31, 2013 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Term Loan	$61,750	$6,500	$55,250	$—	$—
Mezzanine Notes	27,710	—	27,710	—	—
Line of Credit	3,000	—	3,000	—	—
Operating Leases	6,327	1,427	2,319	1,170	1,411
Supplier Agreements	46,679	9,168	28,930	2,874	5,707
	$145,466	$17,095	$117,209	$4,044	$7,118

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2013 and 2012, the Company had interest expense, net of interest income, of approximately $8.4 million and $4.7 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 43% of the Company’s revenue for the year ended December 31, 2013 is derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenue is billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the year ended December 31, 2013.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this annual report, which consolidated financial statements, notes, and report are incorporated herein by reference.

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

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by the Company and the effect on the information generated for use in this annual report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in the Company’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business - Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

1.	Financial Statements are listed in the Index to Financial Statements on page F-1 of this annual report.

2.	Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

2.1 (1)
Agreement for the sale and purchase of the entire issued share capital of and loan notes in PacketExchange (Ireland) Limited, dated May 23, 2011, among Esprit Capital I Fund No. 1 LP, Esprit Capital I Fund No. 2 LP and the others, as Sellers, and GTT-EMEA, Limited, as Buyer.

2.2 (2)
Stock Purchase Agreement, dated as of April 30, 2012, among nLayer Communications, Inc., Jordan Lowe, Daniel Brosk Trust dated December 22, 2006, Global Telecom & Technology Americas, Inc. and the Registrant.

2.3 (18)	Equity Purchase Agreement, dated April 30, 2013, between Neutral Tandem, Inc. (d/b/a Inteliquent) and the Registrant.
3.1 (3)	Second Amended and Restated Certificate of Incorporation, dated October 16, 2006.
3.2 (20)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated December 31, 2013.
3.3 (3)	Amended and Restated Bylaws, dated October 15, 2006.
3.4 (4)	Amendment to Amended and Restated Bylaws, dated May 7, 2007.
4.1 (5)	Specimen of Common Stock Certificate.
4.2 (6)	Warrant, dated June 6, 2011, issued by the Registrant to BIA Digital Partners SBIC II LP.
4.3 (2)	Warrant, dated April 30, 2012, issued by the Registrant to Plexus Fund II, L.P.
4.4 (18)	Warrant, dated April 30, 2013, issued by the Registrant to BIA Digital Partners, SBIC II LP.
4.5 (18)	Warrant, dated April 30, 2013, issued by the Registrant to Plexus Fund II L.P.
4.6 (18)	Warrant, dated April 30, 2013, issued by the Registrant to BNY Mellon-Alcentra Mezzanine III, L.P.
4.7 (7)
Form of Registration Rights Agreement, dated as of 2005, among the Registrant, Universal Telecommunications, Inc., Hackman Family Trust, Charles Schwab & Company Custodian FBO David Ballarini IRA and Mercator Capital L.L.C.

4.8 (2)	Registration Rights Agreement, dated April 30, 2012, among the Registrant, Jordon Lowe and Daniel Brosk Trust dated December 22, 2006.
4.9 (17)	Form of Registration Rights Agreement, dated March 28, 2013.
10.1 (8) +	2006 Employee, Director and Consultant Stock Plan, as amended.
10.2 (9) +	2011 Employee, Director and Consultant Stock Plan.
10.3 (3) +	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10.4 (4) +	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10.5 (10) +	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.
10.6 (11) +	Employment Agreement for Christopher McKee, dated September 12, 2011.
10.7 (12) +	Employment Agreement for Michael R. Bauer, dated June 27, 2012.
10.8 (2)
Joinder and Second Loan Modification Agreement, dated April 30, 2012, (i) among Silicon Valley Bank, (ii) the Registrant, Global Telecom & Technology (Americas), Inc., PacketExchange (USA), Inc., PacketExchange, Inc., WBS Connect LLC and (iii) nLayer Communications, Inc.

10.9
First Loan Modification Agreement, dated as of December 15, 2011, among the Registrant, Global Telecom and Technology Americas, Inc., PacketExchange (USA), Inc., PacketExchange, Inc. and WBS Connect LLC and Silicon Valley Bank.

10.10 (13)
Loan and Security Agreement, dated June 29, 2011, among the Registrant,  Global Telecom and Technology Americas, Inc., PacketExchange (USA), Inc., PacketExchange, Inc. and WBS Connect LLC and Silicon Valley Bank.

10.11 (18)
Credit Agreement, dated April 30, 2013, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., TEK Channel Consulting, LLC, WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, and IDC Global, Inc., Webster Bank, N.A., and the other Lenders (as defined therein) party thereto.

10.12 (20)
Amended and Restated Credit Agreement, dated December 30, 2013, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., TEK Channel Consulting, LLC, WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, IDC Global, Inc., NT Network Services, LLC, Webster Bank, N.A., and the other Lenders (as defined therein) party thereto.

10.13 (18)
Security Agreement, dated April 30, 2013, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., TEK Channel Consulting, LLC, WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, Ltd., IDC Global, Inc., and Webster Bank, N.A., and the other Lenders (as defined therein) party thereto.

10.14 (6)
Note Purchase Agreement, dated June 6, 2011, between (i) the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange, Inc., PacketExchange (USA), Inc. and (ii) BIA Digital Partners SBIC II LP.

10.15 (6)	Unconditional Guaranty, dated June 6, 2011, between TEK Channel Consulting, LLC and BIA Digital Partners SBIC II LP.
10.16 (6)	Unconditional Guaranty, dated June 6, 2011, between GTT Global Telecom Government Services, LLC and BIA Digital Partners SBIC II LP.
10.17 (6)	Security Agreement, dated June 6, 2011, among BIA Digital Partners SBIC II LP and TEK Channel Consulting, LLC and GTT Global Telecom Government Services, LLC.
10.18 (6)	Pledge Agreement, dated June 6, 2011, among BIA Digital Partners SBIC II LP and the Registrant and Global Telecom & Technology Americas, Inc.
10.19 (2)
Amended and Restated Note Purchase Agreement, dated April 30, 2012, among (i) the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange, Inc., PacketExchange (USA), Inc., nLayer Communications, Inc., (ii) BIA Digital Partners SBIC II LP, as agent for the Purchasers, and (iii) the Purchasers party thereto.

10.20 (2)
Note, dated April 30, 2012, issued by the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange (USA), Inc, PacketExchange, Inc. and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.21 (2)
Amended and Restated Note, dated April 30, 2012, issued by the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange (USA), Inc, PacketExchange, Inc. and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners II LP.

10.22 (15)	Form of Promissory Note of the Registrant due February 8, 2012.
10.23	Amendment No. 1, dated May __, 2011, to Promissory Notes of the Registrant due February 8, 2012.
10.24 (16)	Form of Promissory Note of the Registrant due December 31, 2013.
10.25 (18)
Second Amended and Restated Note Purchase Agreement, dated April 30, 2013, among (i) BIA Digital Partners SBIC II LP (as agent and purchaser), (ii) Plexus Fund II, L.P., and BNY Mellon-Alcentra Mezzanine III, L.P. (as purchasers) and (iii) the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange (USA), Inc., PacketExchange Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., nLayer Communications, Inc., NT Network Services, LLC (as borrowers).

10.26 (20)
Third Amendment Agreement, dated December 30, 2013, among (i) BIA Digital Partners SBIC II, LP. (as agent and purchaser), (ii) Plexus Fund II, L.P., Plexus Fund III, L.P., Plexus Fund QP III, L.P., and BNY Mellon-Alcentra Mezzanine III, L.P. (as purchasers) and (iii) the Registrant, Global Telecom & Technology Americas, Inc, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, Ltd., IDC Global, Inc., NT Network Services, LLC (as borrowers).

10.27 (18)
Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.28 (18)
Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners SBIC II, LP.

10.29 (18)
Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to BNY Mellon-Alcentra Mezzanine III, L.P.

10.30 (18)
Second Amended and Restated Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners SBIC II, LP.

10.31 (18)
Amended and Restated Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.32 (19)
Second Amendment Agreement, dated November 1, 2013, among (i) BIA Digital Partners SBIC II, LP. (as agent and purchaser), (ii) Plexus Fund II, L.P. and BNY Mellon-Alcentra Mezzanine II, L.P. (as purchasers) and (iii) the Registrant, Global Telecom & Technology Americas, Inc., nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, Ltd., IDC Global, Inc., NT Network Services, LLC (as borrowers).

10.33 (19)
Additional Note, dated November 1, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.34 (19)
Additional Note, dated November 1, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., jointly and severally as borrowers, to BNY Mellon-Alcentra Mezzanine III, L.P.

10.35 (20)
Third Amendment Note, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., to Plexus Fund III, L.P.

10.36 (20)
Third Amendment Note, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., to Plexus Fund QP III, L.P.

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

+	Denotes a management or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 21, 2011, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 4, 2012, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 19, 2006, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 10, 2007, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 10, 2011, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) filed January 26, 2005, and incorporated herein by reference.
(8)	Previously filed as Annex E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 2, 2006, and incorporated herein by reference.
(9)	Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2011, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed August 4, 2008, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed September 16, 2011, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 29, 2012, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 6, 2010, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 12, 1010, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 23, 2011, and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed April 3, 2013, and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 6, 2013, and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed November 7, 2013, and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed January 6, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT COMMUNICATIONS, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: March 18, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 18, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)
/s/ Michael R. Bauer	Chief Financial Officer and Treasurer
Michael R. Bauer	(Principal Financial Officer)
/s/ H. Brian Thompson	Chairman of the Board and Executive
H. Brian Thompson	Chairman
/s/ S. Jospeh Bruno	Director
S. Joseph Bruno
/s/ Rhodric C. Hackman	Director
Rhodric C. Hackman
/s/ Howard Janzen	Director
Howard Janzen
/s/ Morgan E. O'Brien	Director
Morgan E. O’Brien
/s/ Theodore B. Smith, III	Director
Theodore B. Smith, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GTT Communications, Inc.

We have audited the accompanying consolidated balance sheets of GTT Communications, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. GTT Communications, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTT Communications, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Vienna, VA
March 18, 2014

GTT Communications, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,785	$4,726
Accounts receivable, net of allowances of $702 and $748, respectively	22,305	11,003
Deferred contract costs	1,975	1,346
Prepaid expenses and other current assets	2,878	1,877
Total current assets	32,943	18,952
Property and equipment, net	20,450	5,494
Intangible assets, net	43,618	20,903
Other assets	7,726	2,614
Goodwill	67,019	49,793
Total assets	$171,756	$97,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,983	$12,857
Accrued expenses and other current liabilities	26,999	13,301
Short-term debt	6,500	7,848
Deferred revenue	6,797	6,588
Total current liabilities	61,279	40,594
Long-term debt	85,960	34,981
Deferred revenue	1,480	234
Warrant liability	12,295	2,288
Other long-term liabilities	1,232	2,620
Total liabilities	162,246	80,717

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 23,311,023, and 19,129,765 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	76,014	63,207
Accumulated deficit	(66,226)	(45,437)
Accumulated other comprehensive loss	(280)	(733)
Total stockholders' equity	9,510	17,039
Total liabilities and stockholders' equity	$171,756	$97,756

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31, 2013	December 31, 2012
Revenue:
Telecommunications services	$157,368	$107,877

Operating expenses:
Cost of telecommunications services	102,815	76,000
Selling, general and administrative expense	31,675	18,957
Restructuring costs, employee termination and other items	7,677	701
Depreciation and amortization	17,157	7,296

Total operating expenses	159,324	102,954

Operating (loss) income	(1,956)	4,923

Other expense:
Interest expense, net	(8,408)	(4,686)
Loss on debt extinguishment	(706)	—
Other expense, net	(11,724)	(1,054)

Total other expense	(20,838)	(5,740)

Loss before income taxes	(22,794)	(817)

Income tax (benefit) expense	(2,005)	746

Net loss	$(20,789)	$(1,563)

Loss per share:
Basic	$(0.95)	$(0.08)
Diluted	$(0.95)	$(0.08)

Weighted average shares:
Basic	21,985,241	18,960,347
Diluted	21,985,241	18,960,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended
	December 31, 2013	December 31, 2012

Net loss	$(20,789)	$(1,563)

Other comprehensive income (loss):
Foreign currency translation	453	(294)
Comprehensive loss	$(20,336)	$(1,857)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2011	18,674,860	$2	$62,442	$(43,874)	$(439)	$18,131

Share-based compensation for options issued	—	—	210	—	—	210

Share-based compensation for restricted stock issued	406,248	—	400	—	—	400

Stock options exercised	48,657	—	3	—	—	3

Tax benefit from stock option plans	—	—	152	—	—	152

Net loss	—	—	—	(1,563)	—	(1,563)

Foreign currency translation	—	—	—	—	(294)	(294)
Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

Share-based compensation for options issued	—	—	363	—	—	363

Share-based compensation for restricted stock issued	722,357	—	1,103	—	—	1,103

Tax witholding related to the vesting of restricted stock units	(32,297)	—	(120)	—	—	(120)

Shares issued in connection with nLayer earn-out	356,122	—	1,650	—	—	1,650

Stock issued in private offering	2,060,595	—	6,182	—	—	6,182

Stock options exercised	92,125	—	43	—	—	43

Stock issued on debt extinguishment	982,356	—	3,586	—	—	3,586

Net loss	—	—	—	(20,789)	—	(20,789)

Foreign currency translation	—	—	—	—	453	453

Balance, December 31, 2013	23,311,023	$2	$76,014	$(66,226)	$(280)	$9,510

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(20,789)	$(1,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,157	7,296
Shared-based compensation	1,466	610
Debt discount amortization	601	303
Change in fair value of warrant liability	8,658	1,072
Loss on debt extinguishment	706	—
Tax benefit for stock options	—	(152)
Change in fair value of nLayer earn-out	1,978	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	485	1,017
Deferred contract costs	(619)	517
Prepaid expenses and other current assets	5,252	361
Other assets	(4,533)	(601)
Accounts payable	604	(4,109)
Accrued expenses and other current liabilities	(6,987)	(1,382)
Deferred revenue and other long-term liabilities	(1,300)	644

Net cash provided by operating activities	2,679	4,013

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(51,884)	(13,833)
Purchases of customer lists	(4,042)	(1,723)
Purchases of property and equipment	(4,053)	(1,839)

Net cash used in investing activities	(59,979)	(17,395)

Cash flows from financing activities:
Repayments of promissory note	(237)	(472)
Proceeds from (repayment of) line of credit, net	3,000	(3,100)
Repayment of term loan	(28,544)	(3,500)
Proceeds from term loan	65,794	14,500
Proceeds from mezzanine debt, net of discount	11,651	7,214
Repayment of subordinate notes payable	(85)	(105)
Tax withholding related to the vesting of restricted stock units	(120)	—
Tax benefit for stock options	—	152
Exercise of stock options	43	3
Stock issued in private offering	6,182	—

Net cash provided by financing activities	57,684	14,692

Effect of exchange rate changes on cash	675	167

Net increase in cash and cash equivalents	1,059	1,477

Cash and cash equivalents at beginning of year	4,726	3,249

Cash and cash equivalents at end of year	$5,785	$4,726

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,412	$4,759

Supplemental disclosure of non-cash investing and financing activities:
Fair value of Tinet net assets acquired (Note 3)	$59,925	$—
Fair value of IDC net assets acquired (Note 3)	4,167	—
Common stock issued in connection with the extinguishment of subordinated notes and accrued interest thereon	2,880	—
Measurement period adjustment related to PacketExchange acquisition	—	744
Adjustment related to August 2010 sales novations	—	2,885
Shares issued in connection with nLayer earn-out	1,650	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. (“GTT” or the “Company”) is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. GTT provides highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company and it's subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

A summary of exchange rates used is as follows:

	U.S. Dollar / British Pounds Sterling		U.S. Dollar / Euro
	2013	2012	2013	2012
Closing exchange rate at December 31	1.65	1.62	1.38	1.32

Average exchange rate during the period	1.56	1.58	1.33	1.29

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

Other Expense, Net

The Company recognized other expense, net, of $11.7 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively, which includes the warrant liability of $8.7 million that was marked to market in 2013 as well as the $2.0 million change in fair value of the earn-out related to the nLayer acquisition on April 30, 2012 for the year ended December 31, 2013.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. As of both December 31, 2013 and 2012, the total allowance for doubtful accounts was $0.7 million.

Other Comprehensive Loss

In addition to net loss, comprehensive loss includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Share-Based Compensation

Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Share-based compensation expense recognized under ASC Topic 718 was $1.5 million for the year ended December 31, 2013 and $0.6 million for the year ended December 31, 2012. For the years ended December 31, 2013 and 2012, share-based compensation expense related to stock option grants was approximately $0.4 million and $0.2 million, respectively.  Share-based compensation expense related to restricted stock awards was $1.1 million for the year ended December 31, 2013 and $0.4 million for the year ended December 31, 2012. Share-based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012, included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for non-employee stock-based compensation expense in accordance with ASC Topic 505, Equity-Based Payments to Non-Employees. The Company did not issue any options or shares to non-employees in 2013 and 2012.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception. As a result, the Company recorded a warrant liability in the amount of $1.3 million in 2013 and $0.8 million in 2012. As of December 31, 2013, the warrant liability was marked to market which resulted in a loss of $8.7 million in 2013. The balance of the warrant liability was $12.3 million at December 31, 2013. See Note 12 for additional information.

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

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s federal, state and international tax returns for 2009, 2010, 2011 and 2012 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the consolidated statements of operations as other general and administrative costs.

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. The Company records taxes applicable under ASC Topic 605, Subtopic 45, Revenue Recognition - Principal Agent Considerations, on a net basis.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2013	2012
Numerator for basic and diluted EPS – loss available to common stockholders	$(20,789)	$(1,563)
Denominator for basic EPS – weighted average shares	21,985,241	18,960,347
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted average shares	21,985,241	18,960,347

Loss per share: basic	$(0.95)	$(0.08)
Loss per share: diluted	$(0.95)	$(0.08)

The table below details the anti-dilutive common share items that were excluded in the computation of earnings per share (amounts in thousands):

	Year Ended December 31,
	2013	2012
BIA warrant	1,055	698
Plexus warrant	960	714
Alcentra warrant	329	—
Stock options	1,698	1,395
Totals	4,042	2,807

Software Capitalization

Internal Use Software - The Company recognizes internal use software in accordance with ASC Topic 350-40, Internal-Use Software, which requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins when the software is ready for its intended use.
Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method and in accordance with ASC 360, Property, Plant, and Equipment. Depreciation on these assets is computed over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Network Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years

ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired businesses. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by ASC Topic 350, Intangibles - Goodwill and Other. ASC Topic 350 provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles. A reporting unit is an operating segment, or component of an operating segment, for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit to which goodwill is assigned.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The first step tests for impairment by applying fair value-based tests. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

Intangibles

Intangible assets are accounted for in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Intangible assets arose from business combinations and consist of customer contracts, acquired technology and restrictive covenants related to employment agreements that are amortized, on a straight-line basis, over periods of up to five years.

ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, provides guidance for recognition and measurement of the impairment of long-lived assets to be held, used and disposed of by sale. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC Topic 825, Financial Instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The reported amounts of long-

term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

For the year ended December 31, 2013, open disputes totaled approximately $7.3 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $2.3 million in connection with these disputes as of December 31, 2013. As of December 31, 2012, open disputes totaled approximately $4.1 million and the Company determined the liability from these disputes to be $1.1 million.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under current GAAP, there is no explicit guidance on the presentation of unrecognized tax benefits when such carryforwards exist, which has led to diversity in practice. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on our consolidated results of operations or financial condition.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

NOTE 3 — ACQUISITIONS

IDC

On February 1, 2013, the Company entered into a stock purchase agreement with IDC Global Incorporated (“IDC”), a privately held company in Chicago. IDC owns and operates two data center facilities and its own metro optical fiber network in Chicago. The two data center facilities' fiber connects to 350 East Cermak, which is the largest multi-story data center property in the world. IDC provides cloud networking, co-location, and managed cloud services to nearly 100 clients with a focus on providing multi-location enterprises with a complete portfolio of cloud infrastructure services.

Pursuant to the agreement, the Company acquired 100% of the issued and outstanding shares of capital stock of IDC for an aggregate purchase price of $4.6 million, which amount is subject to adjustment to the extent that IDC’s net working capital as of the closing of the transaction is determined to be greater or less than the estimated net working capital as of such date provided by IDC. For the year ended December 31, 2013, the Company has concluded that no adjustment will be made in regards to the IDC purchase price.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of IDC has been allocated to IDC’s assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, February 1, 2013. The Company estimated the fair value of IDC’s assets and liabilities based on discussions with IDC’s management, due diligence and information presented in financial statements. The following table summarizes the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

Amounts in thousands
Purchase Price:
Cash consideration paid	$3,593
Fair value of liabilities assumed	1,338
Total consideration	$4,931

Purchase Price Allocation:
Acquired Assets
Current assets	$187
Property and equipment	798
Other assets	82
Intangible assets	3,100
Total fair value of assets acquired	4,167
Goodwill	764
Total consideration	$4,931

Intangible assets acquired include $3.1 million related to customer relationships with a weighted-average useful life of 5 years. Customer relationships are amortized on a straight-line basis based on the expected period of benefit.

Amortization expense of $0.6 million has been recorded for the year ended December 31, 2013. Estimated amortization expense related to customer relationships created as a result of the IDC acquisition for each of the years subsequent to December 31, 2013, is as follows (amounts in thousands):

2014	$620
2015	620
2016	620
2017	620
2018	52
Total	$2,532

Goodwill in the amount of $0.8 million was recorded as a result of the acquisition of IDC. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company completed a 338(h)10 election in 2013 and concluded that goodwill is deductible for tax purposes.

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

To fund the Company’s acquisition of Tinet, the Company arranged financing with a new senior lender, Webster Bank, N.A. (“Webster”), on April 30, 2013. The Company entered into a credit agreement with Webster that, among other matters, provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million. The financing is described in detail in Note 12.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of Tinet has been preliminarily allocated to Tinet's assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, April 30, 2013. The Company estimated the fair value of the acquired companies assets and liabilities based on discussions with management, due diligence and information presented in financial statements.

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

Amounts in thousands
Purchase Price:
Cash consideration paid	$49,158
Liabilities assumed
Accounts payable	4,179
Accrued expenses and other current liabilities	20,607
Deferred revenue	2,443
Total fair value of liabilities assumed	27,229
Total consideration	$76,387

Purchase Price Allocation:
Acquired assets
Accounts receivable	$11,601
Prepaid expenses	1,137
Other current assets	5,101
Property and equipment	15,004
Other assets	1,282
Intangible assets	25,800
Total fair value of assets acquired	59,925
Goodwill	16,462
Total consideration	$76,387

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

Amortization expense of $3.3 million has been recorded for the year ended December 31, 2013. Estimated amortization expense related to customer relationships created as a result of the Tinet acquisition for each of the years subsequent to December 31, 2013, is as follows (amounts in thousands):

2014	$5,000
2015	5,000
2016	5,000
2017	5,000
2018	1,667
Total	$21,667

Goodwill in the amount of $16.5 million was recorded as a result of the acquisition of Tinet. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company completed a 338(g) election for the Tinet Group in 2013 and concluded that goodwill is deductible for earnings and profit purposes.

The following schedule presents unaudited consolidated pro forma results of operations as if the Tinet acquisition had occurred on January 1, 2012. This information does not purport to be indicative of the actual results that would have occurred if the Tinet acquisition had actually been completed on January 1, 2012, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Year Ended December 31,
	2013	2012
Amounts in thousands, except per share and share data
Revenue	$185,526	$179,971

Net loss	$(23,920)	$(45,612)

Net loss per share:
Basic	$(1.09)	$(2.41)
Diluted	$(1.09)	$(2.41)

Basic	21,985,241	18,960,347
Diluted	21,985,241	18,960,347

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2013, the Company completed its annual goodwill impairment testing in accordance with ASC Topic 350, Intangibles — Goodwill and Other.  After performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount; therefore, the first and second steps of the goodwill impairment test are unnecessary and concluded that no impairment existed.

The Company recorded goodwill in the amount of $0.8 million during the quarter ended March 31, 2013 in connection with the IDC acquisition and in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Additionally, $3.1 million of the IDC purchase price was allocated to intangible assets related to customer relationships which are subject to straight-line amortization.

During the quarter ended June 30, 2013, the Company recorded goodwill in the amount of $16.5 million in connection with the Tinet acquisition and in accordance with ASC Topic 350, Intangibles — Goodwill and Other. Additionally, $25.0 million of the Tinet purchase price was allocated to intangible assets related to customer relationships and $0.8 million to the trade name.

The Company entered into sales novation agreements during 2013, which assigned and transferred to the Company certain service level agreements and all rights under those agreements, as well as certain supply agreements and obligations thereunder. The Company valued the customer relationships from the novation agreements and recorded $4.0 million in intangible assets.

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows (amounts in thousands):

Balance, January 1, 2012	$40,950
Goodwill associated with the nLayer acquisition	7,759
Measurement period adjustment related to the PacketExchange acquisition	744
Goodwill associated with the Electra acquisition	340
Balance, December 31, 2012	49,793
Goodwill associated with the IDC acquisition	764
Goodwill associated with the Tinet acquisition	16,462
Balance, December 31, 2013	$67,019

The following table summarizes the Company’s intangible assets as of December 31, 2013 and December 31, 2012 (amounts in thousands):

		December 31, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$58,611	$16,218	$42,393
Carrier contracts	1 year	151	151	—
Noncompete agreements	3-5 years	4,331	3,906	425
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$68,828	$25,210	$43,618

		December 31, 2012
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	4-7 years	$26,471	$6,802	$19,669
Carrier contracts	1 year	151	151	—
Noncompete agreements	4-5 years	4,331	3,593	738
Software	7 years	4,935	4,439	496
		$35,888	$14,985	$20,903

Amortization expense was $10.2 million and $4.8 million for the year ended December 31, 2013 and 2012, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2013 in each of the years subsequent to December 31, 2013 is as follows (amounts in thousands):

2014	$11,883
2015	10,539
2016	9,629
2017	8,054
2018	2,713
Total	$42,818

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under ASC 820 are described as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•
Level 2 - Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that we used to measure financial instruments at fair value.

The Company considers the valuation of its warrant liability as a level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. As of December 31, 2013, the model required the input of highly subjective assumptions including volatility of 63%, expected term of 3 years, and risk-free interest rate of 0%.

The sellers of nLayer may elect to receive up to one-half of the post-closing payments to which they become entitled in the form of common stock of the Company.  The Company considers the valuation of the nLayer earn-out as a level 3 liability based on unobservable inputs and measures the fair value of the option to take the stock using the Black-Scholes pricing model.  As of December 31, 2013, the model required the input of highly subjective assumptions including volatility of 60%, expected term of 3 months, and a risk-free interest rate of 0.1%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$12,295	$12,295
nLayer earn-out	—	—	2,900	2,900

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$2,288	$2,288
nLayer earn-out	$—	$—	$6,200	$6,200

Rollforward of level 3 liabilities are as follows (amounts in thousands):

Warrant Liability

Balance, January 1, 2012	$430
Issuance of warrants	786
Change in fair value of warrant liability	1,072
Balance, December 31, 2012	2,288
Issuance of warrants	1,349
Change in fair value of warrant liability	8,658
Balance, December 31, 2013	$12,295

nLayer Earn-out

Balance, December 31, 2012	$6,200
nLayer earn-out paid in cash	(3,628)
nLayer earn-out paid in equity	(1,650)
Change in the fair value of the nLayer earn-out	1,978
Balance, December 31, 2013	$2,900

During 2012, there was no change in the fair value of the initial $6.2 million liability related to the nLayer earn-out.

The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

Assets and liabilities measured at a fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3). There were no impairments recorded during the year ended December 31, 2013.

NOTE 6 - PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Network equipment	$30,485	$8,710
Computer software	3,423	3,353
Leasehold improvements	757	744
Furniture and fixtures	259	256
Property and equipment, gross	34,924	13,063
Less accumulated depreciation and amortization	(14,474)	(7,569)
Property and equipment, net	$20,450	$5,494

Depreciation expense associated with property and equipment was $6.9 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Accrued compensation and benefits	$4,257	$1,056
Accrued interest payable	379	610
Accrued taxes	3,407	843
Accrued carrier costs	13,085	3,912
nLayer earn-out	2,900	6,200
Accrued other	2,971	680
	$26,999	$13,301

NOTE 8 — INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2013 and 2012 are as follows (amounts in thousands):

	2013	2012
Current:
Federal	$—	$219
State	(8)	144
Foreign	720	279
Subtotal	712	642
Deferred:
Federal	(6,000)	(285)
State	(803)	(93)
Foreign	1,439	(167)
Subtotal	(5,364)	(545)
Change in valuation allowance	2,647	649
Provision for income taxes	$(2,005)	$746

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31, 2013 and 2012:

	2013	2012
U.S. federal statutory income tax rate	35.00%	35.00%
Permanent items	(10.23)%	(4.26)%
State taxes, net of federal benefit	(0.13)%	(13.12)%
Foreign tax rate differential	1.55%	(15.79)%
Change in valuation allowance	(14.17)%	(98.81)%
Unrecognized tax positions	(1.31)%	—%
Italian IRAP tax	(1.60)%	—%
Prior year AMT	0.11%	(6.74)%
Return to provision adjustments	(0.29)%	12.37%
Effective Tax Rate	8.93%	(91.35)%

In 2013, loss before income taxes of $22.8 million consisted of a $23.6 million domestic loss and $0.8 million foreign income. In 2012, income before income taxes of $0.8 million consisted of $0.4 million domestic and $0.4 million foreign income.

As of December 31, 2013, the Company has net operating loss ("NOL") carryforwards of approximately $31.0 million for tax purposes which will be available to offset future income. The NOL carryforwards consist of $19.3 million in foreign NOL carryforwards, which have an indefinite life, and $11.7 million in U.S. NOL carryforward. If not used, these carryforwards will expire between 2020 and 2030. The Company's U.S. NOL carryforward are limited under Section 382 of the Internal Revenue Code ("IRC"). In future periods, an aggregate, tax effected amount of $0.8 million of NOL's will be recorded to Additional paid-in-capital when carried forward excess tax benefits from stock based compensation are utilized to reduce future cash tax payments.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (amounts in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,442	$5,400
Capital loss and trade deficit loss carryforwards	745	—
Allowance for doubtful accounts	860	85
Fixed assets	286	320
Intangible Assets	5,585	—
Mark to market adjustment	3,794	402
Stock compensation	671	503
Miscellaneous items	1,435	244
Total deferred tax assets before valuation allowance	21,818	6,954
Less: Valuation allowance	(19,806)	(6,708)
Total deferred tax assets	2,012	246
Deferred tax liabilities:
Intangibles	—	780
Miscellaneous items	239	274
Total deferred tax liabilities	239	1,054
Net deferred tax liability	$(1,773)	$808

As of December 31, 2012, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.

Based on its assessment as of December 31, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate, therefore; the Company recorded a $2.9 million benefit for releasing valuation allowance previously provided for on certain UK deferred tax assets. This conclusion was based on management's consideration of various factors, including the Company's improved operating performance, its cumulative operating results or the prior twelve quarters and the outlook regarding the Company's prospective operating performance. As of December 31, 2013 the Company's valuation allowance relates mainly to capital loss carryforwards and net operating losses in the United States, Italy, France, Hong Kong, and certain UK assets, except to the extent that those assets are expected to be realized through the continuing amortization of the Company's deferred tax liabilities for intangible assets. This valuation allowance was determined based on the Company's application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. The Company will continue to assess the need to maintain this valuation allowance at each reporting date.

Earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company has performed an analysis of all open years, December 31, 2009 to December 31, 2012 and the expected tax positions to be taken at the balance sheet date. At December 31, 2013, approximately $1.9 million of unrecognized tax expense including penalties and interest in conjunction with its activities in certain countries where a permanent establishment may give rise to corporate income taxes. Of the $1.9 million recorded, $1.5 million was established through purchase price accounting. The gross unrecognized tax expense amount is not expected to materially change in the next 12 months. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax expense:

	2013	2012
Balance, January 1	$—	$—
Changes for tax positions of prior years	1,851	—
Increases for tax positions related to the current year	—	—
Settlements and lapsing of statues of limitations	—	—
Balance, December 31	$1,851	$—

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the year ended December 31, 2013, the Company incurred costs associated with executing and closing the IDC and Tinet acquisitions, including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses. During the year ended December 31, 2013, the Company incurred $7.7 million in costs associated with executing and closing the IDC and Tinet acquisitions.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows for the year ended December 31, 2013 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Total

Balance, December 31, 2012	$—	$—	$—
Employment costs	4,600	4,564	36
Professional fees	1,565	1,246	319
Integration expenses	1,282	891	391
Travel and other expenses	230	221	9
Balance, December 31, 2013	$7,677	$6,922	$755

NOTE 10 — EMPLOYEE STOCK-BASED COMPENSATION BENEFITS

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

Stock Options

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The Company uses the simplified method under ASC Topic 718, Compensation - Stock Compensation, to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2013	2012
Volatility	60.2% - 63.4%	61.9% - 64.0%
Risk free rate	1.0% - 1.9%	.08% - 1.8%
Term	6.25	6.25
Dividend yield	—%	—%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2013 is based on awards ultimately expected to vest, reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the years ended December 31, 2013 and 2012, the Company recognized compensation expense related to stock options of $0.4 million and $0.2 million, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2013, 486,750 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	1,395,250	$1.49	$0.43	7.23	$1,834,685
Granted	486,750	3.64	2.07	—	—
Exercised	(92,125)	—	—	—	279,830
Forfeited	(92,375)	1.03	0.56	—	594,455
Balance at December 31, 2013	1,697,500	$2.09	$0.47	7.31	$7,962,468
Exercisable	829,913	$4.34	$0.93	5.81	$4,885,047

As of December 31, 2013, the vested portion of share-based compensation expense was $0.8 million. As of December 31, 2013, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows (amounts in thousands):

2014	$427
2015	370
2016	284
2017	97
Total	$1,178

The fair value of share-based compensation for options that vested as of December 31, 2013 was $1.2 million.

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of ASC Topic 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the year ended December 31, 2013 and 2012, the Company recognized compensation expense related to restricted stock of $1.1 million and $0.4 million, respectively, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Following table summarizes restricted stock activity during the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested Balance at January 1,	660,001	$1.66	536,125	$1.04
Granted	727,357	3.58	406,248	2.08
Forfeited	(5,000)	3.40	—	—
Vested	(405,420)	5.02	(282,372)	2.38
Nonvested Balance at December 31,	976,938	$2.96	660,001	$1.66

As of December 31, 2013, the non-vested portion of share-based compensation expense attributable to restricted stock amounts to $1.1 million which is expected to vest and be recognized during a weighted-average period of 2.9 years.

NOTE 11 - DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the IRC that covers substantially all U.S. based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2013 and 2012, the Company matched 40% of employees’ contributions to the plan. The Company’s 401(k) expense was $179,000 in 2013 and $84,000 in 2012.

NOTE 12 — DEBT

The following summarizes the debt activity of the Company during the year ended December 31, 2013 (amounts in thousands):

	Total Debt	Senior Term Loan	Line of Credit	Mezzanine Notes	Subordinated Notes	Promissory Note

Debt obligation as of December 31, 2012	$42,829	$24,500	$—	$15,481	$2,611	$237
Issuance, net of discount	83,445	65,794	6,000	11,651	—	—
Debt discount amortization	601	—	—	578	23	—
Payments	(31,866)	(28,544)	(3,000)	—	(85)	(237)
Extinguishment of debt	(2,549)	—	—	—	(2,549)	—
Debt obligation as of December 31, 2013	$92,460	$61,750	$3,000	$27,710	$—	$—

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at December 31, 2013 (amounts in thousands):

Total Debt
2014	$6,500
2015	6,500
2016	79,460
Total	$92,460

Senior Term Loan and Line of Credit

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, beginning in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of December 31, 2013, the interest rate was 6.5%.

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

On December 30, 2013, the Company entered into an amendment to the July 11, 2013 Credit Agreement that increased the revolving line-of-credit by $7.5 million, increasing the maximum borrowings under the line-of-credit to $15.0 million. The Company also issued a letter of credit facility of $4.0 million, which is a sublimit within the line-of-credit. As of December 31, 2013, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

Mezzanine Notes

On June 6, 2011, the Company entered into a note purchase agreement (the “Purchase Agreement”) with BIA Digital Partners SBIC II LP (“BIA”).  The Purchase Agreement provided for a total commitment of $12.5 million, of which $7.5 million was immediately funded (the “BIA Notes”).  The BIA Notes were issued at a discount to face value of $0.4 million and the discount is being amortized, into interest expense, over the life of the notes. The remaining $5.0 million of the committed financing was available to be called by the Company on or before August 11, 2011, subject to extension to December 31, 2011 at the sole option of BIA.  On September 19, 2011, BIA agreed to extend the commitment period and funded the Company an additional $1.0 million. The additional funding was issued at a discount to face value of $45,000, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the notes.

On April 30, 2012, in connection with the nLayer acquisition, the Company entered into an amended and restated note purchase agreement (the "Amended Note Purchase Agreement") with BIA and Plexus Fund II, L.P. (“Plexus”). The Amended Note Purchase Agreement provided for an increase in the total financing commitment by $8.0 million, of which $6.0 million was immediately funded (the "Plexus Notes"). The Company called on the remaining $2.0 million on December 31, 2012. The funding by Plexus was issued at a total discount to face value of $0.8 million, due to the warrants issued, and the discount is being amortized into interest expense over the life of the notes.

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded, (the “BIA Notes” and together with the "Plexus Notes", the “Notes”) and issued at a discount to face value of $1.3 million, due to the warrants issued. The discount is being amortized, into interest expense, over the life of the Notes.

On November 1, 2013, the remaining $3.0 million of the committed financing was called on by the Company and the original interest rate of 13.5% per annum was reduced to 11.0% per annum for the entire outstanding Notes of $29.5 million. No warrants were issued.

On December 30, 2013, the Company modified the Second Amended Note Purchase Agreement ( the "Third Amended Note Purchase Agreement") with BIA, Plexus, and Alcentra, expanding the total financing commitment by $10.0 million, of which $1.5 million was immediately funded. This additional financing commitment has no warrant issuances required. The remaining $8.5 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2014. The Third Amended Note Purchase Agreement increases the maximum borrowings to $38.0 million with the Notes maturing on June 6, 2016, and shall bear interest at a rate of 11.0% per annum.

The obligations of the Company under the Third Amended Note Purchase Agreement are secured by a second lien on substantially all of Company’s tangible and intangible assets. Pursuant to a pledge agreement, dated June 6, 2011, by and between BIA and the Company, the obligations of the Company are also secured by a pledge in all of the equity interests of the Company in its respective United States subsidiaries and a pledge of 65% of the voting equity interests and all of the non-voting equity interests of the Company in its respective non-United States subsidiaries.

Concurrent with entering into the Third Amended Note Purchase Agreement, Webster and the Note Holders entered into an intercreditor and subordination agreement which governs, among other things, ranking and collateral access for the respective lenders.

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

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to Alcentra a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.306 per share. All the warrants issued by the Company expire on June 6, 2016.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the year ended December 31, 2013, the warrant liability was marked to market which resulted in a loss of $8.7 million.  The balance of the warrant liability was $12.3 million as of December 31, 2013, which is included in other long-term liabilities.

Subordinated Notes

On February 8, 2010, the Company completed a financing transaction in which it sold debt and common stock (“February 2010 Units”), resulting in $2.4 million of proceeds to the Company.  The February 2010 Units consisted of $1.5 million in aggregate principal amount of the Company’s subordinated notes due February 8, 2012, and $0.9 million of the Company’s common stock. The subordinated notes were issued at a discount to face value of $0.2 million and the discount is being amortized into interest expense over the life of the notes. Interest on the subordinated notes accrues at 10% per annum. In May 2011, $1.4 million of the February 2010 Units subordinated notes were amended to mature in four equal installments on March 31, June 30, September 30 and December 31, 2013. The remaining $0.1 million of the February 2010 Units subordinated notes were paid off in February 2012.

On December 31, 2010, the Company completed a financing transaction in which it sold debt and common stock (“December 2010 Units”), resulting in $2.2 million of proceeds to the Company.  The December 2010 Units consisted of $1.1 million in aggregate principal amount of the Company’s subordinated notes due December 31, 2013 and $1.1 million of the Company’s common stock. On February 16, 2011, the Company and the holders of the December 2010 Units amended the offering solely to increase the aggregate principal amount available for issuance, resulting in an additional $0.4 million of proceeds to the Company, consisting of $0.2 million in the aggregate principal amount of the Company’s subordinated notes due December 31, 2013, and $0.2 million of the Company’s common stock.  The subordinated notes were issued at a discount to face value of $0.3 million and the discount is being amortized into interest expense over the life of the notes. Interest on the subordinated notes accrues at 10% per annum. All accrued interest as of December 31, 2012 was paid.

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

Among the purchasers of the common stock in the private offering on March 28, 2013, were certain of the holders of subordinated notes due 2013, who agreed to accept payment for the principal amount of their notes and the accrued but unpaid interest thereon in the form of common stock. Out of the $2.7 million aggregate principal amount of the Company’s subordinated notes due 2013 outstanding before this private offering, the holders of $2.6 million in aggregate principal amount of the notes accepted common stock in the private offering in full satisfaction of their notes. The Company issued an aggregate of 982,356 shares of common stock to these investors, in payment of the principal amount of their notes and accrued but unpaid interest in the aggregate amount of $0.3 million. The remainder of the common stock issued in the private offering was paid for in cash.

As a result of the 15% discount to the average closing price of the common stock, GTT recorded a loss in the amount of $0.7 million on the 982,356 shares that were issued to extinguish the subordinate notes. In accordance with ASC Topic 470-50-40, Derecognition – General, these losses were included in debt extinguishment loss in the consolidated statements of operations for the year ended December 31, 2013.

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

The previous balance of the subordinated notes of $2.7 million included $2.3 million due to a related party, Universal Telecommunications, Inc. H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, is also the head of Universal Telecommunications, Inc., his own private equity investment and advisory firm. Also, included in the previous balance was $0.2 million of the subordinated notes held by officers and directors of the Company.

On December 31, 2013, the remaining total outstanding principal of the subordinated notes of $22,000 was paid, along with accrued interest of $2,000.

Promissory Note

As part of the June 2011 acquisition of PacketExchange, the Company assumed a promissory note of approximately $0.7 million. During the quarter ended March 31, 2013, the remaining balance of $0.2 million was paid.

NOTE 13 - CONCENTRATIONS

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. At times during the periods presented, the Company had funds in excess of $250,000 insured by the U.S. Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2013, approximately $4.2 million of the Company’s deposits were held at institutions as balances in excess of the U.S. Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

For the year ended December 31, 2013, no single customer exceeded 10% of total consolidated revenue. For the year ended December 31, 2012, no single customer exceeded 10% of total consolidated revenue.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Office Space and Operating Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company currently leases facilities in McLean, Virginia (lease expires July 2014), London (United Kingdom) (lease expires May 2017), Denver, Colorado (lease expires January 2015) and with the acquisition of PacketExchange, in London (United Kingdom) (lease expires April 2014). In connection with the acquisition of Tinet, the Company has additional facilities in Cagliari, Italy (lease expires 2016), Milan, Italy (lease expires July 2014), Frankfurt, Germany (lease expires 2022) and Chicago, IL (lease expires May 2014). The Company leases data center space in Chicago, IL that expires in May 2015 and December 2017.

The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $1.2 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively.

 Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2013 (amounts in thousands):

	Office Space	Other

2014	$974	$453
2015	765	444
2016	765	345
2017	473	345
2018	353	—
2019 and beyond	1,410	—
	$4,740	$1,587

Commitments - Supply agreements

As of December 31, 2013, the Company had supplier agreement purchase obligations of $46.7 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are generally such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under supplier contractual agreements are as follows at December 31, 2013 (amounts in thousands):

Supplier Agreements

2014	$9,168
2015	14,409
2016	14,521
2017	2,138
2018	735
2019 and beyond	5,707
$46,678

If a customer disconnects its service before the term ordered from the vendor expires, and if GTT were unable to find another customer for the capacity, GTT may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTT were to order replacement service with the vendor of equal or greater value to the service cancelled. Additionally, the Company maintains some fixed network costs and from time to time, if it deems portions of the network are not economically beneficial, the Company may disconnect those portions and potentially incur early termination liabilities.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2013 and 2012, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $4.3 million and $2.6 million, respectively.

Contingencies - Legal proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court; docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.4 million.  The Court suspended the judgment, subject to a letter of credit during GTT’s appeal, which is presently pending in the Supreme Court of Virginia.  While the final outcome cannot be predicted, the Company has not accrued for this contingency as it believes it has a meritorious position on appeal and intends to contest the judgment vigorously.

NOTE 15 - FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The Company’s financial data by geographic area is as follows:

	US	ITALY	UK	OTHER	Total GTT
2013
Revenues by geographic area	$88,995	$39,959	$23,481	$4,933	$157,368
Long-lived assets at December 31	$73,462	$46,510	$11,109	$6	$131,087
2012
Revenues by geographic area	$82,430	$—	$20,648	$4,799	$107,877
Long-lived assets at December 31	$63,492	$—	$12,679	$19	$76,190