Form 10-Q
period 2014-03-31
GTT Communications, Inc.
filed 2014-05-09
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number 001-35965
GTT Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

8484 Westpark Drive
Suite 720
McLean, Virginia 22102
(Address including zip code, and telephone number, including area code of principal executive officers)

(703) 442-5500
(Registrant's telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 9, 2014, 24,160,604 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,241	$5,785
Accounts receivable, net of allowances of $832 and $702, respectively	21,953	22,305
Deferred contract costs	2,830	1,975
Prepaid expenses and other current assets	2,180	2,878
Total current assets	34,204	32,943
Property and equipment, net	18,589	20,450
Intangible assets, net	40,638	43,618
Other assets	8,081	7,726
Goodwill	67,019	67,019
Total assets	$168,531	$171,756

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,002	$20,983
Accrued expenses and other current liabilities	22,772	26,999
Short-term debt	6,500	6,500
Deferred revenue	7,202	6,797
Total current liabilities	59,476	61,279
Long-term debt	87,015	85,960
Deferred revenue	1,357	1,480
Warrant liability	19,511	12,295
Other long-term liabilities	1,223	1,232
Total liabilities	168,582	162,246

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 23,789,875, and 23,311,023 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	76,167	76,014
Accumulated deficit	(75,892)	(66,226)
Accumulated other comprehensive loss	(328)	(280)
Total stockholders' equity (deficit)	(51)	9,510
Total liabilities and stockholders' equity (deficit)	$168,531	$171,756

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue:
Telecommunications services sold	$47,469	$26,433

Operating expenses:
Cost of telecommunications services provided	29,888	17,657
Selling, general and administrative expense	9,656	5,364
Restructuring costs, employee termination and other items	—	242
Depreciation and amortization	5,556	2,395

Total operating expenses	45,100	25,658

Operating income	2,369	775

Other expense:
Interest expense, net	(2,410)	(1,306)
Loss on debt extinguishment	—	(706)
Other expense, net	(8,879)	(1,093)

Total other expense	(11,289)	(3,105)

Loss before income taxes	(8,920)	(2,330)

Provision for income taxes	746	191

Net loss	$(9,666)	$(2,521)

Loss per share:
Basic	$(0.41)	$(0.13)
Diluted	$(0.41)	$(0.13)

Weighted average shares:
Basic	23,444,384	19,264,481
Diluted	23,444,384	19,264,481

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net loss	$(9,666)	$(2,521)

Other comprehensive loss:
Foreign currency translation	(48)	(24)
Comprehensive loss	$(9,714)	$(2,545)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2013	23,311,023	$2	$76,014	$(66,226)	$(280)	$9,510

Share-based compensation for options issued	—	—	151	—	—	151

Share-based compensation for restricted stock issued	212,783	—	338	—	—	338

Tax withholding related to the vesting of restricted stock units	(78,370)	—	(842)	—	—	(842)

Stock options exercised	344,439	—	506	—	—	506

Net loss	—	—	—	(9,666)	—	(9,666)

Foreign currency translation	—	—	—	—	(48)	(48)

Balance, March 31, 2014	23,789,875	$2	$76,167	$(75,892)	$(328)	$(51)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(9,666)	$(2,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,556	2,395
Share-based compensation	489	154
Debt discount amortization	180	96
Change in fair value of warrant liability	7,216	994
Loss on debt extinguishment	—	706
Change in fair value of nLayer earn-out	1,554	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	361	1,200
Deferred contract costs	(853)	38
Prepaid expenses and other current assets	702	168
Other assets	(354)	(35)
Accounts payable	3,042	(1,107)
Accrued expenses and other current liabilities	(5,784)	(258)
Deferred revenue and other long-term liabilities	356	608

Net cash provided by operating activities	2,799	2,438

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3,545)
Purchases of customer lists	—	(1,502)
Purchases of property and equipment	(1,719)	(797)

Net cash used in investing activities	(1,719)	(5,844)

Cash flows from financing activities:
Repayment of promissory note	—	(237)
Proceeds from line of credit, net	1,000	3,000
Repayment of term loan	(1,625)	(1,249)
Proceeds from term loan	—	794
Proceeds from mezzanine debt	1,500	—
Repayment of subordinate notes payable	—	(21)
Tax withholding related to the vesting of restricted stock units	(842)	—
Exercise of stock options	506	38
Stock issued in private offering	—	1,621

Net cash provided by financing activities	539	3,946

Effect of exchange rate changes on cash	(163)	(659)

Net increase (decrease) in cash and cash equivalents	1,456	(119)

Cash and cash equivalents at beginning of period	5,785	4,726

Cash and cash equivalents at end of period	$7,241	$4,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,239	$1,170

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with the extinguishment of subordinated notes and accrued interest thereon	$—	$2,879
Receivable from private offering (subsequently collected)	—	2,211

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 18, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year 2014 or for any other interim period. The December 31, 2013 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of March 31, 2014 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2013 Annual Report on Form 10-K.

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

Accounting for Derivative Instruments

    The Company accounts for derivative instruments in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers the ASC 815 Subtopic 40, Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception. During the three months ended March 31, 2014, the warrant liability was marked to market which resulted in a charge of $7.2 million. The warrant liability was $19.5 million and $12.3 million as of March 31, 2014 and December 31, 2013, respectively, which is included in other long-term liabilities.  See Notes 4 and 6 for additional information.

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

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

There has been no change in the carrying amount of goodwill since December 31, 2013.

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The following table summarizes the Company’s intangible assets as of March 31, 2014 and December 31, 2013 (amounts in thousands):

		March 31, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$58,611	$19,137	$39,474
Carrier contracts	1 year	151	151	—
Non-compete agreements	3-5 years	4,331	3,967	364
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$68,828	$28,190	$40,638

		December 31, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$58,611	$16,218	$42,393
Carrier contracts	1 year	151	151	—
Non-compete agreements	3-5 years	4,331	3,906	425
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$68,828	$25,210	$43,618

Amortization expense was $3.0 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2014 in each of the years subsequent to March 31, 2014 is as follows (amounts in thousands):

2014 remaining	$8,903
2015	10,539
2016	9,629
2017	8,054
2018	2,713
Total	$39,838

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

The Company considers the valuation of its warrant liability as a level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. As of March 31, 2014, the model required the input of highly subjective assumptions including volatility of 62%, expected term of 2 years, and risk-free interest rate of 0.03%.

The sellers of nLayer Communications, Inc. ("nLayer") may elect to receive up to one-half of the post-closing payments to which they become entitled in the form of common stock of the Company.  The Company considers the valuation of the nLayer earn-out as a level 3 liability based on unobservable inputs and measures the fair value of the option to take the stock using the Black-Scholes pricing model.  As of March 31, 2014, the model required the input of highly subjective assumptions including volatility of 62%, expected term of 1 month, and a risk-free interest rate of 0.03%.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$19,511	$19,511
nLayer earn-out	$—	$—	$4,454	$4,454

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Warrant Liability

Balance, December 31, 2013	$12,295
Change in fair value of warrant liability	7,216
Balance, March 31, 2014	$19,511

nLayer Earn-out

Balance, December 31, 2013	$2,900
Change in the fair value of the nLayer earn-out	1,554
Balance, March 31, 2014	$4,454

The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

Assets and liabilities measured at a fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3). There were no impairments recorded during the three months ended March 31, 2014.

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

Stock Options

The Company recognized compensation expense for stock options of approximately $151,000 and $62,000 for the three months ended March 31, 2014 and 2013, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company granted to employees 349,700 and 30,000 stock options with a total fair value of $2.6 million and $59,000 during the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock

During the three months ended March 31, 2014 and 2013, respectively, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total non-cash compensation expense is recorded in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended March 31, 2014
Restricted stock shares granted	210	3	213
Fair value of shares granted	$2,621	$36	$2,657
Restricted stock compensation expense	$302	$36	$338

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three Months Ended March 31, 2013
Restricted stock shares granted	9	41	50
Fair value of shares granted	$33	$141	$174
Restricted stock compensation expense	$115	$38	$153

NOTE 6 — DEBT

The following summarizes the debt activity of the Company during the three months ended March 31, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Line of Credit	Mezzanine Notes
Debt obligation as of December 31, 2013	$92,460	$61,750	$3,000	$27,710
Issuance	2,500	—	1,000	1,500
Debt discount amortization	180	—	—	180
Payments	(1,625)	(1,625)	—	—
Debt obligation as of March 31, 2014	$93,515	$60,125	$4,000	$29,390

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at March 31, 2014 (amounts in thousands):

Total Debt
2014 remaining	$4,875
2015	6,500
2016	82,140
Total	$93,515

Senior Term Loan and Line of Credit

On April 30, 2013, to fund the Company’s acquisition of NT Network Services, LLC and NT Network Services, LLC SCS (collectively, “Tinet”), the Company arranged financing with a new senior lender, Webster Bank, N.A. ("Webster"). The Company entered into an agreement (the "Credit Agreement") with Webster that provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.

On July 11, 2013, the Company entered into an amendment to the Credit Agreement that increased the revolving line-of-credit from $5.0 million to $7.5 million. As part of the amendment, Webster and GTT achieved broader-based commitments, expanding the Credit Agreement to include, East West Bank, Fifth Third Bank, Brown Brothers Harriman and Co., BDCA Funding LLC, and Crescent Capital. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of March 31, 2014, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, which began in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of March 31, 2014, the interest rate was 6.5%.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to the Amended Note Purchase Agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

On November 1, 2013, the remaining $3.0 million of the committed financing was called on by the Company and the original interest rate of 13.5% per annum was reduced to 11.0% per annum for the entire outstanding Notes of $29.5 million. No warrants were issued.

On December 30, 2013, the Company modified the Second Amended Note Purchase Agreement (the "Third Amended Note Purchase Agreement") with BIA, Plexus, and Alcentra, expanding the total financing commitment by $10.0 million, of which $1.5 million was funded during the three months ended March 31, 2014. This additional financing commitment has no warrant issuances required. The remaining $8.5 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2014. The Third Amended Note Purchase Agreement increases the maximum borrowings to $38.0 million with the Notes maturing on June 6, 2016, and shall bear interest at a rate of 11.0% per annum.

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

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the three months ended March 31, 2014, the warrant liability was marked to market which resulted in a loss of $7.2 million.  The balance of the warrant liability was $19.5 million as of March 31, 2014, which is included in other long-term liabilities.

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

NOTE 8 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the year December 31, 2013, the Company incurred $7.7 million in costs associated with executing and closing the IDC and Tinet acquisition, which was fully paid by March 31, 2014.

NOTE 9 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of loss per share (in thousands, except for share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted EPS – loss available to common stockholders	$(9,666)	$(2,521)
Denominator for basic EPS – weighted average shares	23,444,384	19,264,481
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted average shares	23,444,384	19,264,481

Loss per share: basic	$(0.41)	$(0.13)
Loss per share: diluted	$(0.41)	$(0.13)

The table below details the anti-dilutive items that were excluded in the computation of loss per share (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
BIA warrant	1,055	698
Plexus warrant	960	714
Alcentra warrant	329	—
Stock options	1,692	1,321
Totals	4,036	2,733

NOTE 10 — CONTINGENCIES-LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risks and factors, please see the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Part II Item 1A of this quarterly report on Form 10-Q.

Overview

GTT Communications, Inc. is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. We provide highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

As of March 31, 2014, our customer base was comprised of over 2,000 businesses. Our five largest customers accounted for approximately 20% of consolidated revenues for the three months ended March 31, 2014.

Costs and Expenses

The Company’s cost of revenue consists of the costs for its core network consisting of a global IP/MPLS network with over 200 PoPs, and for procurement of services to extend to customers from the core network and for completely off-net services. The key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market-related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of March 31, 2014, the Company had 192 employees and full-time equivalents costs that comprised approximately 13% of total operating expenses.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in Chicago, Denver, London, Belfast, Frankfurt, Milan, Cagliari, and Hong Kong.

The table below presents the components of revenue for the three months ended March 31, 2014 and 2013:

Geographical Revenue	2014	2013
United States	53%	79%
Italy	30%	—%
United Kingdom	15%	17%
Other	2%	4%
Totals	100%	100%

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Overview. The financial information presented in the tables below is comprised of the unaudited consolidated financial information of the Company for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013

Revenue	$47,469	$26,433
Cost of revenue	29,888	17,657

Gross margin	17,581	8,776
	37.0%	33.2%
Operating expenses, depreciation and amortization	15,212	8,001

Operating income	$2,369	$775

Net loss	$(9,666)	$(2,521)

Revenue. Revenue was $47.5 million and $26.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to the acquisition of Tinet on April 30, 2013, which had over 1,000 customers.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2014, were $29.9 million and $17.6 million, respectively. For the three months ended March 31, 2013, cost of revenue and gross margin were $17.7 million and $8.8 million, respectively. The increase in both the cost of revenue and gross margin is primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Tier 1 IP networks.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $15.2 million and $8.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase was due primarily to the increase in employment costs resulting from the net increase of approximately 85 employees following the Tinet acquisition, as well as an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet acquisition. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended March 31,
	2014	2013

Selling, general and administrative expenses (excluding non-cash compensation)	$9,167	$5,149
Non-cash compensation	489	215
Restructuring costs, employee termination and other items	—	242
Amortization of intangible assets	2,980	1,652
Depreciation	2,576	743
Totals	$15,212	$8,001

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the three months ended March 31, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Line of Credit	Mezzanine Notes

Debt obligation as of December 31, 2013	$92,460	$61,750	$3,000	$27,710
Issuance	2,500	—	1,000	1,500
Debt discount amortization	180	—	—	180
Payments	(1,625)	(1,625)	—	—
Debt obligation as of March 31, 2014	$93,515	$60,125	$4,000	$29,390

Senior Term Loan and Line of Credit

On April 30, 2013, to fund the Company’s acquisition of NT Network Services, LLC and NT Network Services, LLC SCS (collectively, “Tinet”), the Company arranged financing with a new senior lender, Webster Bank, N.A. ("Webster"). The Company entered into an agreement (the "Credit Agreement") with Webster that provided for a term loan in the aggregate principal amount of $65.0 million and a revolving line of credit in the aggregate principal amount of $5.0 million.

On July 11, 2013, the Company entered into an amendment to the Credit Agreement that increased the revolving line-of-credit from $5.0 million to $7.5 million. As part of the amendment, Webster and GTT achieved broader-based commitments, expanding the Credit Agreement to include, East West Bank, Fifth Third Bank, Brown Brothers Harriman and Co., BDCA Funding LLC, and Crescent Capital. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of March 31, 2014, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, which began in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of March 31, 2014, the interest rate was 6.5%.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to the Amended Note Purchase Agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

On November 1, 2013, the remaining $3.0 million of the committed financing was called on by the Company and the original interest rate of 13.5% per annum was reduced to 11.0% per annum for the entire outstanding Notes of $29.5 million. No warrants were issued.

On December 30, 2013, the Company modified the Second Amended Note Purchase Agreement (the "Third Amended Note Purchase Agreement") with BIA, Plexus, and Alcentra, expanding the total financing commitment by $10.0 million, of which $1.5 million was funded during the three months ended March 31, 2014. This additional financing commitment has no warrant issuances required. The remaining $8.5 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2014. The Third Amended Note Purchase Agreement increases the maximum borrowings to $38.0 million with the Notes maturing on June 6, 2016, and shall bear interest at a rate of 11.0% per annum.

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

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the three months ended March 31, 2014, the warrant liability was marked to market which resulted in a loss of $7.2 million.  The balance of the warrant liability was $19.5 million as of March 31, 2014, which is included in other long-term liabilities.

Liquidity Assessment

Cash provided by operating activities for the three months ended March 31, 2014 was approximately $2.8 million. Cash provided by operating activities for the three months ended March 31, 2013 was approximately $2.4 million.

Cash used in investing activities was approximately $1.7 million and $5.8 million for the three months ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $0.5 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively.

Management monitors cash flow and liquidity requirements. Based on the Company’s cash, debt, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for the next 12 months. The Company’s current planned cash requirements for 2014 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the three months ended March 31, 2014 and 2013, the Company incurred interest expense, net of interest income, of approximately $2.4 million and $1.3 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 47% of the Company’s revenues for the three months ended March 31, 2014, are from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the three months ended March 31, 2014.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2014, our five largest customers accounted for approximately 20% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of March 31, 2014, we had approximately $7.2 million in cash, and our current liabilities were $25.3 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2014 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

Approximately 47% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

As of March 31, 2014, our indebtedness was substantial in comparison to our available cash and our net loss. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of March 31, 2014, we had outstanding warrants to purchase approximately 2.3 million shares of common stock at a weighted-average exercise price equal to $2.34 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,746,171 shares of our common stock at March 31, 2014. Based on the number of shares of our common stock outstanding on March 31, 2014, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 28% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of March 31, 2014, funds associated with Cannell Capital LLC owned 3,371,880 shares of our common stock. Based on the number of shares of our common stock outstanding on March 31, 2014, these funds would beneficially own approximately 14% of our common stock. In addition, as of March 31, 2014, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 13% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

		By:	/s/ Michael R. Bauer
Michael R. Bauer
Date:	May 9, 2014		Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)