Form 10-Q
period 2014-06-30
GTT Communications, Inc.
filed 2014-08-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number 001-35965
GTT Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7900 Tysons One Place
Suite 1450
McLean, Virginia 22102
(Address including zip code, and telephone number, including area code of principal executive officers)

(703) 442-5500
(Registrant's telephone number, including area code)

8484 Westpark Drive
Suite 720
McLean, Virginia 22102
(Former Address)

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

As of August 12, 2014, 28,735,387 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,538	$5,785
Accounts receivable, net of allowances of $573 and $702, respectively	25,813	22,305
Deferred contract costs	2,743	1,975
Prepaid expenses and other current assets	2,606	2,878
Total current assets	53,700	32,943
Property and equipment, net	17,359	20,450
Intangible assets, net	40,893	43,618
Other assets	7,903	7,726
Goodwill	67,959	67,019
Total assets	$187,814	$171,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,850	$20,983
Accrued expenses and other current liabilities	18,548	26,999
Short-term debt	6,500	6,500
Deferred revenue	7,357	6,797
Total current liabilities	54,255	61,279
Long-term debt	81,570	85,960
Deferred revenue	1,233	1,480
Warrant liability	18,844	12,295
Other long-term liabilities	1,350	1,232
Total liabilities	157,252	162,246

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 27,727,021, and 23,311,023 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	105,501	76,014
Accumulated deficit	(74,914)	(66,226)
Accumulated other comprehensive loss	(28)	(280)
Total stockholders' equity	30,562	9,510
Total liabilities and stockholders' equity	$187,814	$171,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue:
Telecommunications services sold	$48,054	$39,729	$95,523	$66,162

Operating expenses:
Cost of telecommunications services provided	29,454	26,226	59,342	43,883
Selling, general and administrative expense	10,692	8,653	20,348	14,018
Restructuring costs, employee termination and other items	—	7,435	—	7,677
Depreciation and amortization	5,476	4,350	11,032	6,745

Total operating expenses	45,622	46,664	90,722	72,323

Operating income (loss)	2,432	(6,935)	4,801	(6,161)

Other income (expense):
Interest expense, net	(2,584)	(1,873)	(4,994)	(3,179)
Loss on debt extinguishment	—	—	—	(706)
Other income (expense), net	589	(1,647)	(8,289)	(2,739)

Total other expense, net	(1,995)	(3,520)	(13,283)	(6,624)

Income (loss) before income taxes	437	(10,455)	(8,482)	(12,785)

(Benefit of) provision for income taxes	(539)	(170)	206	21

Net income (loss)	$976	$(10,285)	$(8,688)	$(12,806)

Earnings (loss) per share:
Basic	$0.04	$(0.46)	$(0.35)	$(0.61)
Diluted	$0.04	$(0.46)	$(0.35)	$(0.61)

Weighted average shares:
Basic	25,635,607	22,495,071	24,556,245	20,889,992
Diluted	27,481,607	22,495,071	24,556,245	20,889,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income (loss)	$976	$(10,285)	$(8,688)	$(12,806)

Other comprehensive income (loss):
Foreign currency translation	300	(106)	252	(130)
Comprehensive income (loss)	$1,276	$(10,391)	$(8,436)	$(12,936)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2013	23,311,023	$2	$76,014	$(66,226)	$(280)	$9,510

Share-based compensation for options issued	—	—	411	—	—	411

Share-based compensation for restricted stock issued	281,183	—	734	—	—	734

Tax withholding related to the vesting of restricted stock units	(107,996)	—	(1,132)	—	—	(1,132)

Shares issued in connection with acquisition earn-out	306,122	—	3,704	—	—	3,704

Stock issued in offering, net of offering costs	3,450,000	1	25,009	—	—	25,010

Stock options exercised	486,689	—	761	—	—	761

Net loss	—	—	—	(8,688)	—	(8,688)

Foreign currency translation	—	—	—	—	252	252

Balance, June 30, 2014	27,727,021	$3	$105,501	$(74,914)	$(28)	$30,562

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(8,688)	$(12,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,032	6,745
Share-based compensation	1,145	445
Debt discount amortization	360	240
Change in fair value of warrant liability	6,549	2,559
Loss on debt extinguishment	—	706
Change in fair value of acquisition earn-out	1,554	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,207)	(1,241)
Deferred contract costs	(787)	(998)
Prepaid expenses and other current assets	260	5,623
Other assets	(378)	(2,507)
Accounts payable	1,197	2,870
Accrued expenses and other current liabilities	(9,144)	(1,698)
Deferred revenue and other long-term liabilities	385	2,475

Net cash provided by operating activities	278	2,413

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,847)	(51,884)
Purchases of customer lists	—	(1,502)
Purchases of property and equipment	(2,645)	(998)

Net cash used in investing activities	(4,492)	(54,384)

Cash flows from financing activities:
Repayment of promissory note	—	(237)
Proceeds from line of credit	3,000	—
Repayment of line of credit	(6,000)	—
Proceeds from term loan	—	65,794
Repayment of term loan	(3,250)	(25,294)
Proceeds from mezzanine debt	1,500	7,151
Repayment of subordinate notes payable	—	(42)
Tax withholding related to the vesting of restricted stock units	(1,132)	—
Exercise of stock options	761	38
Stock issued in offering, net of offering costs	25,010	6,182

Net cash provided by financing activities	19,889	53,592

Effect of exchange rate changes on cash	1,078	(754)

Net increase in cash and cash equivalents	16,753	867

Cash and cash equivalents at beginning of period	5,785	4,726

Cash and cash equivalents at end of period	$22,538	$5,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,722	$2,613

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$5,072	$59,925
Common stock issued in connection with the extinguishment of subordinated notes and accrued interest thereon	$—	$2,880
Shares issued in connection with acquisition earn-out	3,704	123

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 18, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year 2014 or for any other interim period. The December 31, 2013 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of June 30, 2014 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2013 Annual Report on Form 10-K.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception. During the three months ended June 30, 2014, the warrant liability was marked to market which resulted in a decrease of $0.7 million. During the six months ended June 30, 2014, the warrant liability was marked to market which resulted in an increase of $6.5 million. The warrant liability was $18.8 million and $12.3 million as of June 30, 2014 and December 31, 2013, respectively.  See Notes 4 and 6 for additional information.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Federal Accounting Standards Board ("FASB) issued ASC 606, Revenue From Contracts With Customers. The guidance in ASC 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASC 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is assessing the impact of ASC 606 and will adopt the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The Company recorded goodwill in the amount of $0.9 million during the quarter ended June 30, 2014 in connection with a business acquisition. Additionally, $3.3 million of the purchase price was preliminarily allocated to intangible assets related to customer relationships which are subject to straight-line amortization.

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The following table summarizes the Company’s intangible assets as of June 30, 2014 and December 31, 2013 (amounts in thousands):

		June 30, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$61,911	$22,122	$39,789
Carrier contracts	1 year	151	151	—
Non-compete agreements	3-5 years	4,331	4,027	304
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$72,128	$31,235	$40,893

		December 31, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$58,611	$16,218	$42,393
Carrier contracts	1 year	151	151	—
Non-compete agreements	3-5 years	4,331	3,906	425
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$68,828	$25,210	$43,618

Amortization expense was $3.1 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense was $6.0 million and 4.3 million for the six months ended June 30, 2014 and 2013, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2014 in each of the years subsequent to June 30, 2014 is as follows (amounts in thousands):

2014 remaining	$6,354
2015	11,199
2016	10,289
2017	8,714
2018 and beyond	3,537
Total	$40,093

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

The Company considers the valuation of its warrant liability as a level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. As of June 30, 2014, the model required the input of highly subjective assumptions including volatility of 62%, expected term of 2 years, and risk-free interest rate of 0.02%.

On April 30, 2014, the Company paid the sellers of nLayer Communications, Inc. the final earn-out payment of $3.7 million in equity and $0.8 million in cash.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$18,844	$18,844
Acquisition earn-out	$—	$—	$1,779	$1,779

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Warrant Liability

Balance, December 31, 2013	$12,295
Change in fair value of warrant liability	6,549
Balance, June 30, 2014	$18,844

Acquisition Earn-outs

Balance, December 31, 2013	$—
Acquisition earn-out	1,779
Balance, June 30, 2014	$1,779

Balance, December 31, 2013	$2,900
Change in the fair value of the acquisition earn-out thru April 30, 2014	1,554
Acquisition earn-out paid in cash on April 30, 2014	(750)
Acquisition earn-out paid in equity on April 30 2014	(3,704)
Balance, June 30, 2014	$—

The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the condensed consolidated balance sheet date and approximates the carrying value of such debt.

Assets and liabilities measured at a fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3). There were no impairments recorded during the six months ended June 30, 2014.

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

Stock Options

The Company recognized compensation expense for stock options of approximately $260,000 and $90,000 for the three months ended June 30, 2014 and 2013, respectively, and stock options of approximately $411,000 and $152,000 for the six months ended June 30, 2014 and 2013, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company granted to employees 37,000 and 306,000 stock options with a total fair value of $234,000 and $571,000 during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company granted to employees 385,000 and 345,000 stock options with a total fair value of $2.8 million and $650,000, respectively.

Restricted Stock

During the three and six months ended June 30, 2014 and 2013, respectively, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total non-cash compensation expense is recorded in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

The following tables summarize the Company’s restricted stock for the three months ended June 30, 2014 and 2013 (amounts in thousands):

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended June 30, 2014
Restricted stock shares granted	65	3	68
Fair value of shares granted	$690	$36	$726
Restricted stock compensation expense	$360	$36	$396

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three Months Ended June 30, 2013
Restricted stock shares granted	449	114	563
Fair value of shares granted	$1,482	$436	$1,918
Restricted stock compensation expense	$145	$57	$202

The following tables summarize the Company’s restricted stock for the six months ended June 30, 2014 and 2013 (amounts in thousands):

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Six Months Ended June 30, 2014
Restricted stock shares granted	274	7	281
Fair value of shares granted	$3,502	$71	$3,573
Restricted stock compensation expense	$663	$71	$734

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Six Months Ended June 30, 2013
Restricted stock shares granted	496	124	620
Fair value of shares granted	$1,645	$473	$2,118
Restricted stock compensation expense	$198	$95	$293

NOTE 6 — DEBT

The following summarizes the debt activity of the Company during the six months ended June 30, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Line of Credit	Mezzanine Notes
Debt obligation as of December 31, 2013	$92,460	$61,750	$3,000	$27,710
Issuance	4,500	—	3,000	1,500
Debt discount amortization	360	—	—	360
Payments	(9,250)	(3,250)	(6,000)	—
Debt obligation as of June 30, 2014	$88,070	$58,500	$—	$29,570

Estimated annual commitments for debt maturities net of unamortized discounts are as follows at June 30, 2014 (amounts in thousands):

Total Debt
2014 remaining	$3,250
2015	6,500
2016	78,320
Total	$88,070

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

On July 11, 2013, the Company entered into an amendment to the Credit Agreement that increased the revolving line-of-credit from $5.0 million to $7.5 million. As part of the amendment, Webster and GTT achieved broader-based commitments, expanding the Credit Agreement to include, East West Bank, Fifth Third Bank, Brown Brothers Harriman and Co., BDCA Funding LLC, and Crescent Capital. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of June 30, 2014, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, which began in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of June 30, 2014, the interest rate was 6.5%.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to the Amended Note Purchase Agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expands the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders” ). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded (the “BIA Notes” and together with the "Plexus Notes", the “Notes”). The remaining $3.0 million of the committed financing may be called by the Company, subject to certain conditions, on or before December 31, 2013. The additional funding was issued at a discount to face value of $1.3 million, due to the warrants issued, and the discount is being amortized, into interest expense, over the life of the Notes.

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

Warrants

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.111 per share (as adjusted from time to time as provided in the Purchase Agreement). Upon the additional $1.0 million funding, the Company issued to BIA an additional warrant to purchase from the Company 63,225 shares of the Company’s common stock, at an exercise price equal to $1.147 per share.

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.144 per share (as adjusted from time to time as provided in the warrant). On December 31, 2012, the Company issued to Plexus an additional warrant to purchase from the Company 178,378 shares of the Company’s common stock, at an exercise price equal to $2.468 per share (as adjusted from time to time as provided in the warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the warrant shall have the option to require the Company to repurchase from the holder the warrant and any shares received upon exercise of the warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any warrant, less the exercise price per share.
On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to Alcentra a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.269 per share (as adjusted from time to time as provided in the warrant).

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the six months ended June 30, 2014, the warrant liability was marked to market which resulted in a loss of $6.5 million.  The balance of the warrant liability was $18.8 million as of June 30, 2014.

Effective August 6, 2014, the Company completed a refinancing transaction (the "Refinancing Transaction"), which included amendments to the Credit Agreement. In conjunction with the Refinancing Transaction the Mezzanine term loans referred to above as the Notes were repaid in full. Refer to Note 10 for further details.

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

The Company recorded a benefit of $539,000 for income taxes for the three months ended June 30, 2014. This benefit resulted from the release of a valuation allowance associated with the recognition of a Deferred Tax Liability for the acquisition of definite lived intangibles that had no tax basis. For the six months ended June 30, 2014 the Company recorded tax expense of $206,000.

NOTE 8 — INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of income (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted EPS – income (loss) available to common stockholders	$976	$(10,285)	$(8,688)	$(12,806)
Denominator for basic EPS – weighted average shares	25,635,607	22,495,071	24,556,245	20,889,992
Effect of dilutive securities	1,846,000	—	—	—
Denominator for diluted EPS – weighted average shares	27,481,607	22,495,071	24,556,245	20,889,992

Earnings (loss) per share: basic	$0.04	$(0.46)	$(0.35)	$(0.61)
Earnings (loss) per share: diluted	$0.04	$(0.46)	$(0.35)	$(0.61)

The table below details the anti-dilutive items that were excluded in the computation of the earnings (loss) per share (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
BIA warrant	$—	$1,055	$1,055	$1,055
Plexus warrant	—	960	960	960
Alcentra warrant	—	329	329	329
Stock options	352	1,613	1,587	1,613
Totals	$352	$3,957	$3,931	$3,957

NOTE 9 — CONTINGENCIES-LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel, LLC filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.4 million.  The Court suspended the judgment, subject to a letter of credit during GTT’s appeal, which is presently pending in the Supreme Court of Virginia.  While the final outcome cannot be predicted, the Company has not accrued for this contingency as it believes it has a meritorious position on appeal and intends to contest the judgment vigorously.

NOTE 10 — SUBSEQUENT EVENT

On August 6, 2014, the Company completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the Credit Agreement. The Credit Agreement, as amended, provides for $110.0 million in term loans; a $15.0 million revolving credit facility; a $15.0 million delayed term revolver facility and an uncommitted $30.0 million incremental revolver. The maturity of the facilities under the Credit Agreement, as amended, was extended to August 6, 2019.

The outstanding borrowings under the Credit Agreement, as amended, are collateralized by a security interest in substantially all of the Company’s tangible and intangible assets. In connection with the Refinancing Transaction, the Company used the proceeds to repay the remaining $31 million of indebtedness payable to the mezzanine Note Holders. In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid a prepayment penalty of $0.3 million. Immediately following the Refinancing

Transaction, the Company's short-term debt approximates $4.1 million, which represents the repayments of principal due within the next 12 months.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to our net leverage ratio. The initial interest rate will approximate 4.5%. Quarterly principal payments are due in accordance with the following table:

Quarterly payments
December 31, 2014 thru September 30, 2015	$1,375,000
December 31, 2015 thru September 30, 2016	$2,062,500
December 31, 2016 thru June 30, 2019	$2,750,000
Maturity Date - August 6, 2019	Full Outstanding Amount

In addition, the Company expects to record a loss on the extinguishment of debt in the range of $4.0 - $4.5 million associated with the Refinancing Transaction. The final amount and the financial statement lines affected will depend on the final debt modification analysis which will be confirmed in the third quarter.

In conjunction with the Refinancing Transaction, we retired 1,172,080 of the outstanding warrants for a cash payment of $9.5 million. The remaining 1,172,080 warrants were exercised on a cashless basis resulting in an additional 913,749 shares of common stock being issued.

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

As of June 30, 2014, our customer base was comprised of over 2,000 businesses. Our five largest customers accounted for approximately 19% of consolidated revenues for the six months ended June 30, 2014.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of June 30, 2014, the Company had 207 employees and full-time equivalents that comprised approximately 13% of total operating expenses.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in Chicago, Denver, New York, London, Belfast, Frankfurt, Milan, Cagliari, and Hong Kong.

The table below presents the components of revenue for the six months ended June 30, 2014 and 2013:

Geographical Revenue	2014	2013
United States	53%	66%
Italy	30%	15%
United Kingdom	14%	15%
Other	3%	4%
Totals	100%	100%

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 to our condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,
	2014	2013

Revenue	$48,054	$39,729
Cost of revenue	29,454	26,226

Gross margin	18,600	13,503
	38.7%	34.0%
Operating expenses, depreciation and amortization	16,168	20,438

Operating income (loss)	$2,432	$(6,935)

Net income (loss)	$976	$(10,285)

Revenue. Revenue was $48.1 million and $39.7 million for the three months ended June 30, 2014 and 2013, respectively. The increase is primarily due to the acquisition of Tinet on April 30, 2013, which had over 1,000 customers.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2014, were $29.5 million and $18.6 million, respectively. For the three months ended June 30, 2013, cost of revenue and gross margin were $26.2 million and $13.5 million, respectively. The increase in both the cost of revenue and gross margin is primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Tier 1 IP networks.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $16.2 million and $20.4 million for the three months ended June 30, 2014 and 2013, respectively. The decrease was due primarily to the restructuring costs and employee termination costs incurred during the three months ended June 30, 2013, offset by the increase in employment costs resulting from the net increase of approximately 85 employees following the Tinet acquisition, as well as an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet acquisition. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended June 30,
	2014	2013

Selling, general and administrative expenses (excluding non-cash compensation)	$10,404	$8,361
Non-cash compensation	288	292
Restructuring costs, employee termination and other items	—	7,435
Amortization of intangible assets	3,045	2,612
Depreciation	2,431	1,738
Totals	$16,168	$20,438

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	Six months ended June 30,
	2014	2013

Revenue	$95,523	$66,162
Cost of revenue	59,342	43,883

Gross margin	36,181	22,279
	37.9%	33.7%
Operating expenses, depreciation and amortization	31,380	28,440

Operating income (loss)	$4,801	$(6,161)

Net loss	$(8,688)	$(12,806)

Revenue. Revenue was $95.5 million and $66.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily due to the acquisition of Tinet on April 30, 2013, which had over 1,000 customers.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2014, were $59.3 million and $36.2 million, respectively. For the six months ended June 30, 2013, cost of revenue and gross margin were $43.9 million and $22.3 million, respectively. The increase in both the cost of revenue and gross margin is primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Tier 1 IP networks.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $31.4 million and $28.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due primarily to the increase in employment costs resulting from the net increase of approximately 85 employees following the Tinet acquisition, as well as an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet acquisition. These changes are illustrated in the table below (amounts in thousands):

	Six Months Ended June 30,
	2014	2013

Selling, general and administrative expenses (excluding non-cash compensation)	$19,203	$13,572
Non-cash compensation	1,145	446
Restructuring costs, employee termination and other items	—	7,677
Amortization of intangible assets	6,025	4,264
Depreciation	5,007	2,481
Totals	$31,380	$28,440

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the six months ended June 30, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Line of Credit	Mezzanine Notes

Debt obligation as of December 31, 2013	$92,460	$61,750	$3,000	$27,710
Issuance	4,500	—	3,000	1,500
Debt discount amortization	360	—	—	360
Payments	(9,250)	(3,250)	(6,000)	—
Debt obligation as of June 30, 2014	$88,070	$58,500	$—	$29,570

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

On July 11, 2013, the Company entered into an amendment to the Credit Agreement that increased the revolving line-of-credit from $5.0 million to $7.5 million. As part of the amendment, Webster and GTT achieved broader-based commitments, expanding the Credit Agreement to include, East West Bank, Fifth Third Bank, Brown Brothers Harriman and Co., BDCA Funding LLC, and Crescent Capital. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. As of June 30, 2014, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

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

The Company will repay the Webster term loan in twenty (20) quarterly principal installments with each payment of principal being accompanied by a payment of accrued interest, which began in September 2013. The interest rate applicable to the Credit Agreement is the higher of LIBOR or 1% plus a margin of 5.5%. As of June 30, 2014, the interest rate was 6.5%.

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

Warrants

On June 6, 2011, pursuant to the Purchase Agreement, the Company issued to BIA a warrant to purchase from the Company 634,648 shares of the Company’s common stock, at an exercise price equal to $1.111 per share (as adjusted from time to time as provided in the Purchase Agreement). Upon the additional $1.0 million funding, the Company issued to BIA an additional warrant to purchase from the Company 63,225 shares of the Company’s common stock, at an exercise price equal to $1.147 per share.

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.144 per share (as adjusted from time to time as provided in the warrant). On December 31, 2012, the Company issued to Plexus an additional warrant to purchase from the Company 178,378 shares of the Company’s common stock, at an exercise price equal to $2.468 per share (as adjusted from time to time as provided in the warrant). Upon a change of control (as defined in the Amended Note Purchase Agreement), the repayment of the Notes prior to the maturity date of the Notes, the occurrence of an event of default under the Notes or the maturity date of the Notes, the holder of the warrant shall have the option to require the Company to repurchase from the holder the warrant and any shares received upon exercise of the warrant and then held by the holder, which repurchase would be at a price equal to the greater of the closing price of the Company’s common stock on such date or a price determined by reference to the Company’s adjusted enterprise value on such date, in each case, with respect to any warrant, less the exercise price per share.

On April 30, 2013, pursuant to the Second Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 246,911 shares of the Company’s common stock, to BIA a warrant to purchase 356,649 shares of the Company’s common stock, and to Alcentra a warrant to purchase from the Company 329,214 shares of the Company’s common stock, each at an exercise price equal to $3.269 per share.

The Company evaluated the down round ratchet feature embedded in the warrants and after considering ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity, and ASC 815,  Derivatives and Hedging, the Company concluded the warrants should be treated as a derivative and recorded a liability for the original fair value amount of $2.6 million on the respective dates of issuance.  During the six months ended June 30, 2014, the warrant liability was marked to market which resulted in a loss of $6.5 million.  The balance of the warrant liability was $18.8 million as of June 30, 2014.

Effective August 6, 2014, the Company completed a refinancing transaction (the "Refinancing Transaction"), which included amendments to the Credit Agreement. In conjunction with the Refinancing Transaction the Mezzanine term loans referred to above as the Notes were repaid in full. Refer to Note 10 for further details.

Liquidity Assessment

Cash provided by operating activities for the six months ended June 30, 2014 and June 30, 2013 was approximately $0.3 million and $2.4 million, respectively.

Cash used in investing activities was approximately $4.5 million and $54.4 million for the six months ended June 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $19.9 million and $53.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the six months ended June 30, 2014 and 2013, the Company incurred interest expense, net of interest income, of approximately $5.0 million and $3.2 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 47% of the Company’s revenues for the six months ended June 30, 2014, are from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our condensed consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the six months ended June 30, 2014.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel, LLC filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.4 million.  The Court suspended the judgment, subject to a letter of credit during GTT’s appeal, which is presently pending in the Supreme Court of Virginia.  While the final outcome cannot be predicted, the Company has not accrued for this contingency as it believes it has a meritorious position on appeal and intends to contest the judgment vigorously.

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

For the period ended June 30, 2014, our five largest customers accounted for approximately 19% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

The markets in which we operate are rapidly evolving and highly competitive. We currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to their products and services, including global and regional telecommunications service providers such as AT&T, British Telecom, NTT, Level 3, and Verizon, among others.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of June 30, 2014, we had approximately $22.5 million in cash and cash equivalents, and our current liabilities were $0.6 million greater than current assets. We may have insufficient cash to fund our working capital or other capital requirements and may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2014 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the six months ended June 30, 2014 and 2013, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

As of June 30, 2014, our indebtedness was substantial in comparison to our available cash and our net loss. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

As of June 30, 2014, we had outstanding warrants to purchase approximately 2.3 million shares of common stock at a weighted-average exercise price equal to $2.31 per share. The common stock underlying the warrants is entitled to registration rights for sale in the public market at or soon after exercise or conversion. If, and to the extent, these warrants are exercised, stockholders may experience dilution to their ownership interests in the Company. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,746,171 shares of our common stock at June 30, 2014. Based on the number of shares of our common stock outstanding on June 30, 2014, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 24% of our common stock. Based on public filings with the SEC made by J. Carlo Cannell, we believe that, as of June 30, 2014, funds associated with Cannell Capital LLC owned 3,371,880 shares of our common stock. Based on the number of shares of our common stock outstanding on June 30, 2014, these funds would beneficially own approximately 12% of our common stock. In addition, as of June 30, 2014, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 11% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

		By:	/s/ Michael R. Bauer
Michael R. Bauer
Date:	August 12, 2014		Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)