Form 10-Q
period 2014-09-30
GTT Communications, Inc.
filed 2014-11-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

As of November 12, 2014, 29,124,824 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$41,610	$5,785
Accounts receivable, net of allowances of $546 and $702, respectively	23,658	22,305
Deferred contract costs	3,111	1,975
Prepaid expenses and other current assets	2,391	2,878
Total current assets	70,770	32,943
Property and equipment, net	16,269	20,450
Intangible assets, net	45,085	43,618
Other assets	8,164	7,726
Goodwill	71,082	67,019
Total assets	$211,370	$171,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,941	$20,983
Accrued expenses and other current liabilities	22,718	26,999
Short-term debt	5,500	6,500
Deferred revenue	7,486	6,797
Total current liabilities	54,645	61,279
Long-term debt	119,500	85,960
Deferred revenue	989	1,480
Warrant liability	—	12,295
Other long-term liabilities	1,902	1,232
Total liabilities	177,036	162,246

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 28,888,975, and 23,311,023 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	116,244	76,014
Accumulated deficit	(81,551)	(66,226)
Accumulated other comprehensive loss	(362)	(280)
Total stockholders' equity	34,334	9,510
Total liabilities and stockholders' equity	$211,370	$171,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue:
Telecommunications services sold	$49,161	$45,106	$144,684	$111,267

Operating expenses:
Cost of telecommunications services provided	29,891	29,538	89,233	73,421
Selling, general and administrative expense	11,001	8,391	31,349	22,409
Restructuring costs, employee termination and other items	3,342	—	3,342	7,677
Depreciation and amortization	5,878	5,157	16,911	11,902

Total operating expenses	50,112	43,086	140,835	115,409

Operating income (loss)	(951)	2,020	3,849	(4,142)

Other expense:
Interest expense, net	(1,761)	(2,445)	(6,755)	(5,624)
Loss on debt extinguishment	(3,104)	—	(3,104)	(706)
Other expense, net	(215)	(3,449)	(8,504)	(6,187)

Total other expense, net	(5,080)	(5,894)	(18,363)	(12,517)

Loss before income taxes	(6,031)	(3,874)	(14,514)	(16,659)

Provision for income taxes	605	416	811	437

Net loss	$(6,636)	$(4,290)	$(15,325)	$(17,096)

Loss per share:
Basic	$(0.23)	$(0.19)	$(0.59)	$(0.79)
Diluted	$(0.23)	$(0.19)	$(0.59)	$(0.79)

Weighted average shares:
Basic	28,449,319	22,932,515	25,873,938	21,578,315
Diluted	28,449,319	22,932,515	25,873,938	21,578,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net loss	$(6,636)	$(4,290)	$(15,325)	$(17,096)

Other comprehensive income (loss):
Foreign currency translation	(334)	262	(82)	132
Comprehensive loss	$(6,970)	$(4,028)	$(15,407)	$(16,964)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2013	23,311,023	$2	$76,014	$(66,226)	$(280)	$9,510

Share-based compensation for options issued	—	—	660	—	—	660

Share-based compensation for restricted stock issued	342,508	—	1,155	—	—	1,155

Tax withholding related to the vesting of restricted stock units	(127,766)	—	(1,347)	—	—	(1,347)

Shares issued in connection with acquisition earn-out	306,122	—	3,704	—	—	3,704

Shares issued in connection with acquisition	93,899	—	1,000	—	—	1,000

Shares issued in connection with settlement of warrant liability	913,749	—	9,576	—	—	9,576

Stock issued in offering, net of offering costs	3,450,000	1	24,580	—	—	24,581

Stock options exercised	599,440	—	902	—	—	902

Net loss	—	—	—	(15,325)	—	(15,325)

Foreign currency translation	—	—	—	—	(82)	(82)

Balance, September 30, 2014	28,888,975	$3	$116,244	$(81,551)	$(362)	$34,334

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(15,325)	$(17,096)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,911	11,902
Share-based compensation	1,815	893
Debt discount amortization	420	420
Change in fair value of warrant liability	6,857	4,548
Loss on debt extinguishment	3,104	706
Change in fair value of acquisition earn-out	1,554	1,300
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,636)	(3,425)
Deferred contract costs	(1,213)	(2,049)
Prepaid expenses and other current assets	421	6,596
Other assets	(2,554)	(2,358)
Accounts payable	(4,321)	7,089
Accrued expenses and other current liabilities	(8,408)	(7,262)
Deferred revenue and other long-term liabilities	404	(328)

Net cash (used in) provided by operating activities	(1,971)	936

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(7,827)	(51,884)
Purchases of customer lists	—	(1,502)
Purchases of property and equipment	(3,058)	(2,328)

Net cash used in investing activities	(10,885)	(55,714)

Cash flows from financing activities:
Repayment of promissory note	—	(237)
Proceeds from line of credit	3,000	3,000
Repayment of line of credit	(6,000)	(26,919)
Proceeds from term loan	125,000	65,794
Repayment of term loan	(61,750)	—
Proceeds from mezzanine debt	1,500	7,151
Repayment of mezzanine debt	(31,000)	—
Settlement of warrant liability	(9,576)	—
Repayment of subordinate notes payable	—	(63)
Tax withholding related to the vesting of restricted stock units	(1,347)	(117)
Exercise of stock options	902	38
Stock issued in offering, net of offering costs	24,581	6,182

Net cash provided by financing activities	45,310	54,829

Effect of exchange rate changes on cash	3,371	120

Net increase in cash and cash equivalents	35,825	171

Cash and cash equivalents at beginning of period	5,785	4,726

Cash and cash equivalents at end of period	$41,610	$4,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,554	$4,824

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$13,841	$59,925
Fair value of liabilities assumed	$4,035	$34,814
Common stock issued in connection with the extinguishment of subordinated notes and accrued interest thereon	$—	$2,880
Shares issued in connection with acquisition earn-out	3,704	123
Shares issued in connection with acquisition	1,000	—
Shares issued in connection with settlement of warrant liability	9,576	—

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 18, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information from being misleading. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year 2014 or for any other interim period. The December 31, 2013 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of September 30, 2014 as compared to the significant accounting policies disclosed in Note 2, “Significant Accounting Policies” in the 2013 Annual Report on Form 10-K.

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

The Company also considers in ASC 815, the guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception. On August 6, 2014, the warrant liability of $19.2 million was extinguished. See Notes 4 and 6 for additional information.

Comprehensive Income (Loss)

In addition to net loss, comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Federal Accounting Standards Board ("FASB") issued ASC 606, Revenue From Contracts With Customers. The guidance in ASC 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASC 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is assessing the impact of ASC 606 and will adopt the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.

On August 27, 2014, the FASB issued an Accounting Standard Update ("ASU") 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern".

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2014, the Company completed its annual goodwill impairment testing. The Company performed a Step 1 fair value impairment test and determined that the fair value of the reporting unit is greater than its carrying amount; therefore, the Company concluded that no impairment existed.

The Company recorded goodwill in the amount of $4.1 million during the nine months ended September 30, 2014 in connection with businesses added. Additionally, $11.0 million was preliminarily recorded for intangible assets related to customer relationships which are subject to straight-line amortization.

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The following table summarizes the Company’s intangible assets as of September 30, 2014 and December 31, 2013 (amounts in thousands):

		September 30, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$69,611	$25,570	$44,041
Carrier contracts	1 year	151	151	—
Non-compete agreements	3-5 years	4,331	4,087	244
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$79,828	$34,743	$45,085

		December 31, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$58,611	$16,218	$42,393
Carrier contracts	1 year	151	151	—
Non-compete agreements	3-5 years	4,331	3,906	425
Software	7 years	4,935	4,935	—
Trade name (non-amortizing)	N/A	800	—	800
		$68,828	$25,210	$43,618

Amortization expense was $3.5 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense was $9.5 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2014 in each of the years subsequent to September 30, 2014 is as follows (amounts in thousands):

2014 remaining	$3,494
2015	12,739
2016	11,829
2017	10,254
2018 and beyond	5,969
Total	$44,285

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company accounts for fair value measurements in accordance with the fair value accounting standard as it relates to financial assets and financial liabilities. The Company establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). The following section describes the valuation methodologies that we used to measure financial instruments at fair value.

On April 30, 2014, the Company paid the sellers of nLayer Communications, Inc. the final earn-out payment of $3.7 million in equity and $0.8 million in cash.

On August 6, 2014, the Company extinguished the entire balance of the warrant liability of $19.2 million. The Company paid $9.6 million in cash for 1,172,080 of the outstanding warrants (or 50% of the total outstanding warrants) and the remaining warrants of 1,172,080 were exercised on a cash-less basis into 913,749 common shares.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-out	$—	$—	$3,779	$3,779

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Warrant Liability

Balance, December 31, 2013	$12,295
Change in fair value of warrant liability	6,857
Warrant liability paid in cash	(9,576)
Warrant liability settled in common stock	(9,576)
Balance, September 30, 2014	$—

Acquisition Earn-outs

Balance, December 31, 2013	$2,900
Acquisition earn-out paid in cash on April 30, 2014	(750)
Acquisition earn-out paid in equity on April 30, 2014	(3,704)
Change in the fair value of the acquisition earn-out thru April 30, 2014	1,554
Acquisition earn-outs	3,779
Balance, September 30, 2014	$3,779

The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the condensed consolidated balance sheet date and approximates the carrying value of such debt.

Assets and liabilities measured at a fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no impairments recorded during the nine months ended September 30, 2014.

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

Stock Options

The Company recognized compensation expense for stock options of approximately $249,000 and $103,000 for the three months ended September 30, 2014 and 2013, respectively, and stock options of approximately $660,000 and $254,000 for the nine months ended September 30, 2014 and 2013, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company granted to employees 16,000 and 121,000 stock options with a total fair value of $99,000 and $301,000 during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company granted to employees 425,000 and 472,000 stock options with a total fair value of $3.1 million and $961,000, respectively.

Restricted Stock

During the three and nine months ended September 30, 2014 and 2013, respectively, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total non-cash compensation expense is recorded in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

The following tables summarize the Company’s restricted stock for the three months ended September 30, 2014 and 2013:

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended September 30, 2014
Restricted stock shares granted	20	41	61
Fair value of shares granted	$212	$435	$647
Restricted stock compensation expense	$343	$77	$420

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Three months ended September 30, 2013
Restricted stock shares granted	91	7	98
Fair value of shares granted	$392	$36	$428
Restricted stock compensation expense	$258	$36	$294

The following tables summarize the Company’s restricted stock for the nine months ended September 30, 2014 and 2013:

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Nine Months Ended September 30, 2014
Restricted stock shares granted	294	48	342
Fair value of shares granted	$3,523	$506	$4,029
Restricted stock compensation expense	$1,007	$148	$1,155

Amounts in thousands	Employees	Non-Employee Members of Board of Directors	Total
Nine Months Ended September 30, 2013
Restricted stock shares granted	587	131	718
Fair value of shares granted	$2,037	$509	$2,546
Restricted stock compensation expense	$507	$131	$638

NOTE 6 — DEBT

The following summarizes the debt activity of the Company during the nine months ended September 30, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan	Line of Credit	Mezzanine Notes
Debt obligation as of December 31, 2013	$92,460	$61,750	$—	$3,000	$27,710
Issuance	129,500	110,000	15,000	3,000	1,500
Debt discount amortization	420	—	—	—	420
Debt discount extinguishment	1,370	—	—	—	1,370
Payments	(98,750)	(61,750)	—	(6,000)	(31,000)
Debt obligation as of September 30, 2014	$125,000	$110,000	$15,000	$—	$—

Estimated annual commitments for debt maturities are as follows at September 30, 2014 (amounts in thousands):

Total Debt
2014 remaining	$1,375
2015	5,500
2016	9,291
2017	9,069
2018 and beyond	99,765
Total	$125,000

Senior Term Loan and Line of Credit

On August 6, 2014, the Company completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the Credit Agreement as of December 31, 2013. The Credit Agreement, as amended, provides for $110.0 million in term loans; a $15.0 million revolving credit facility; an available $15.0 million delayed draw term loan and an available uncommitted $30.0 million incremental term loan. The maturity of the facilities under the Credit Agreement, as amended, were extended to August 6, 2019. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets.

On September 30, 2014, the Company drew $15.0 million on the delayed draw term loan, no amounts had been drawn on the revolving credit facility nor the uncommitted incremental term loan. Additionally, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

In connection with the Refinancing Transaction, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and portions of the deferred financing costs of the Credit Agreement, as amended, that do not qualify for deferral of $1.4 million. These amounts are reflected in Loss on Debt Extinguishment, net in the three months ended September 30, 2014.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to our net leverage ratio. As of September 30, 2014, the interest rate was 4.5%.

Mezzanine Notes

The Company entered into an agreement on August 6, 2014 ("Mezzanine Credit Agreement") that used the proceeds from the Refinancing Transaction to repay the remaining $31.0 million of indebtedness payable to BIA Digital Partners SBIC II LP, Plexus Fund II, L.P., and BNY Mellon-Alcentra Mezzanine III, L.P. ("Note Holders"). In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid a prepayment penalty of $0.3 million, which is included in Loss on Debt Extinguishment. The remaining original issue discount of the warrant of $1.5 million is included in Loss on Debt Extinguishment.

Warrants

On August 6, 2014, in conjunction with the Refinancing Transaction, the Company entered into an agreement with the Note Holders that extinguished the entire balance of the warrant liability of $19.2 million (the "Warrant Purchase and Exercise Agreement"). Under the Warrant Purchase and Exercise Agreement, the Note Holders agreed to sell 1,172,080 of their outstanding Warrants (or

50% of the total outstanding warrants) to the Company for $9.6 million. In addition the Mezzanine Note Holders agreed to exercise the remaining 1,172,080 warrants on a cash-less basis into 913,749 common shares of the Company.

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

The Company recorded tax expense of $0.6 million and $0.4 million for income taxes for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 the Company recorded tax expense of $0.8 million and $0.4 million, respectively.

NOTE 8 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of loss per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted EPS – loss available to common stockholders	$(6,636)	$(4,290)	$(15,325)	$(17,096)
Denominator for basic EPS – weighted average shares	28,449,319	22,932,515	25,873,938	21,578,315
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted average shares	28,449,319	22,932,515	25,873,938	21,578,315

Loss per share: basic	$(0.23)	$(0.19)	$(0.59)	$(0.79)
Loss per share: diluted	$(0.23)	$(0.19)	$(0.59)	$(0.79)

The table below details the anti-dilutive items that were excluded in the computation of the loss per share (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
BIA warrant	—	1,055	—	1,055
Plexus warrant	—	960	—	960
Alcentra warrant	—	329	—	329
Stock options	1,096	1,711	1,096	1,711
Totals	1,096	4,055	1,096	4,055

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

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel, LLC filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.3 million.  The Court suspended the judgment, subject to a letter of credit during GTT’s appeal, which is presently pending in the Supreme Court of Virginia.  On October 29, 2014 the Supreme Court of Virginia granted in part and denied in part the Company's petition for appeal and this decision was communicated to the Company on October 30, 2014. The Company is currently evaluating the options to contest further the judgment. As a consequence of the decision by the Supreme Court of Virginia, the Company has established an accrual equal to the full amount of the judgment for the quarter ended September 30, 2014.

NOTE 10 — SUBSEQUENT EVENTS

On October 1, 2014, the Company entered into an agreement and plan of merger ("Merger Agreement") with United Network Services, Inc. ("UNSi"), a Delaware corporation.  UNSi is a communications company providing data services to large enterprise and carrier clients.

Pursuant to the Merger Agreement, the Company paid UNSi an aggregate purchase price of $40.0 million, payable in a combination of cash and 231,539 shares of common stock of the Company, subject to a net working capital adjustment and other deductions for UNSi. As security for UNSi's indemnification obligations under the Merger Agreement, 10% of the purchase price is being withheld by the Company for one year following the closing of the Merger. The Company expects to incur a restructuring charge in the fourth quarter related to a reduction in headcount and the termination of leases and contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect plans, estimates and beliefs of management of the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. For a more detailed description of these risk factors, please see the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Part II Item 1A of this quarterly report on Form 10-Q.

Overview

GTT Communications, Inc. is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network with one of the most interconnected Ethernet service platforms around the world. We provide highly reliable, scalable and secure cloud networking services. Our clients trust us to deliver solutions with simplicity, speed, and agility.

As of September 30, 2014, our customer base was comprised of over 2,000 businesses. Our five largest customers accounted for approximately 19% of consolidated revenues for the nine months ended September 30, 2014.

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

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of September 30, 2014, the Company had 215 employees and full-time equivalents that comprised approximately 13% of total operating expenses.

Locations of Offices and Origins of Revenue

We are headquartered just outside of Washington, DC, in McLean, Virginia, and have offices in Chicago, Denver, New York, London, Belfast, Frankfurt, Milan, Cagliari, and Hong Kong.

The table below presents the components of revenue for the nine months ended September 30, 2014 and 2013:

Geographical Revenue	2014	2013
United States	54%	59%
Italy	29%	23%
United Kingdom	14%	15%
Other	3%	3%
Totals	100%	100%

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,
	2014	2013

Revenue	$49,161	$45,106
Cost of revenue	29,891	29,538

Gross margin	19,270	15,568
	39.2%	34.5%
Operating expenses, depreciation and amortization	20,221	13,548

Operating income (loss)	$(951)	$2,020

Net loss	$(6,636)	$(4,290)

Revenue. Revenue was $49.2 million and $45.1 million for the three months ended September 30, 2014 and 2013, respectively. The increase is primarily due to approximately 60 newly added customers with over 700 services from the customer lists added in the fourth quarter of fiscal year 2013 and the businesses added during the nine months ended September 30, 2014.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended September 30, 2014 were $29.9 million and $19.3 million, respectively. For the three months ended September 30, 2013, cost of revenue and gross margin were $29.5 million and $15.6 million, respectively. The cost of revenue increased due to the addition of clients, but were offset by network integration and cost-savings initiatives. Additionally, new sales and installations of services at higher gross margin percentages contributed to the growth in gross margin.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $20.2 million and $13.5 million for the three months ended September 30, 2014 and 2013, respectively. The increase was due primarily to the employment costs resulting from the net increase of approximately 35 employees to support the additional new clients and expansion of the revenue base, as well as an increase in rent expense, travel costs, and professional fees to support the broader global organization. Additionally, the Company recorded an accrual for $3.3 million in the third quarter associated with an ongoing litigation case. See Note 9 for additional information. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended September 30,
	2014	2013

Selling, general and administrative expenses (excluding non-cash compensation)	$10,332	$8,005
Non-cash compensation	669	386
Restructuring costs, employee termination and other items	3,342	—
Amortization of intangible assets	3,508	3,029
Depreciation	2,370	2,128
Totals	$20,221	$13,548

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Nine months ended September 30,
	2014	2013

Revenue	$144,684	$111,267
Cost of revenue	89,233	73,421

Gross margin	55,451	37,846
	38.3%	34.0%
Operating expenses, depreciation and amortization	51,602	41,988

Operating income (loss)	$3,849	$(4,142)

Net loss	$(15,325)	$(17,096)

Revenue. Revenue was $144.7 million and $111.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily due to the acquisition of Tinet on April 30, 2013, which had over 1,000 customers. Additionally, the increase is due to approximately 60 newly added customers with over 700 services from the clients added in the fourth quarter of fiscal year 2013 and the clients added during the nine months ended September 30, 2014.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the nine months ended September 30, 2014 were $89.2 million and $55.5 million, respectively. For the nine months ended September 30, 2013, cost of revenue and gross margin were $73.4 million and $37.8 million, respectively. The increase in both the cost of revenue and gross margin is primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Tier 1 IP networks. Additionally, the addition of clients' underlying cost of revenue also contributed to the increase.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $51.6 million and $42.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due primarily to the increase in employment costs resulting from the net increase of approximately 120 employees following the Tinet acquisition as well as additional employees to support other added clients, and an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet acquisition. Additionally, the Company recorded an accrual for $3.3 million in the third quarter associated with an ongoing litigation case. See Note 9 for additional information. These changes are illustrated in the table below (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013

Selling, general and administrative expenses (excluding non-cash compensation)	$29,534	$21,516
Non-cash compensation	1,815	893
Restructuring costs, employee termination and other items	3,342	7,677
Amortization of intangible assets	9,533	7,293
Depreciation	7,378	4,609
Totals	$51,602	$41,988

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the nine months ended September 30, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan	Line of Credit	Mezzanine Notes
Debt obligation as of December 31, 2013	$92,460	$61,750	$—	$3,000	$27,710
Issuance	129,500	110,000	15,000	3,000	1,500
Debt discount amortization	420	—	—	—	420
Debt discount extinguishment	1,370	—	—	—	1,370
Payments	(98,750)	(61,750)	—	(6,000)	(31,000)
Debt obligation as of September 30, 2014	$125,000	$110,000	$15,000	$—	$—

Estimated annual commitments for debt maturities are as follows at September 30, 2014 (amounts in thousands):

Total Debt
2014 remaining	$1,375
2015	5,500
2016	9,291
2017	9,069
2018 and beyond	99,765
Total	$125,000

Senior Term Loan and Line of Credit

On August 6, 2014, the Company completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the Credit Agreement as of December 31, 2013. The Credit Agreement, as amended, provides for $110.0 million in term loans; a $15.0 million revolving credit facility; an available $15.0 million delayed draw term loan and an available uncommitted $30.0 million incremental term loan. The maturity of the facilities under the Credit Agreement, as amended, were extended to August 6, 2019. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets.

As of September 30, 2014, the Company drew $15.0 million on the delayed draw term loan, no amounts had been drawn on the revolving credit facility nor the uncommitted incremental term loan. Additionally, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

In connection with the Refinancing Transaction, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and portions of the deferred financing costs of the Credit Agreement, as amended, that do not qualify for deferral of $1.4 million. These amounts are reflected in Loss on Debt Extinguishment, net in the three months ended September 30, 2014.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to our net leverage ratio. As of September 30, 2014, the interest rate was 4.5%.

Mezzanine Notes

The Company entered into an agreement on August 6, 2014 ("Mezzanine Credit Agreement") that used the proceeds from the Refinancing Transaction to repay the remaining $31.0 million of indebtedness payable to BIA Digital Partners SBIC II LP, Plexus Fund II, L.P., and BNY Mellon-Alcentra Mezzanine III, L.P. ("Note Holders"). In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid a prepayment penalty of $0.3 million, which is included in Loss on Debt Extinguishment. The remaining original issue discount of the warrant of $1.5 million is included in Loss on Debt Extinguishment.

Warrants

On August 6, 2014, in conjunction with the Refinancing Transaction, the Company entered into an agreement with the Note Holders that extinguished the entire balance of the warrant liability of $19.2 million (the "Warrant Purchase and Exercise Agreement"). Under the Warrant Purchase and Exercise Agreement, the Note Holders agreed to sell 1,172,080 of their outstanding Warrants (or 50% of the total outstanding warrants) to the Company for $9.6 million. In addition the Mezzanine Note Holders agreed to exercise the remaining 1,172,080 warrants on a cash-less basis into 913,749 common shares of the Company.

Liquidity Assessment

Cash used in operating activities for the nine months ended September 30, 2014 was approximately $2.0 million and cash provided by operating activities for the nine months ended September 30, 2013 was approximately $0.9 million.

Cash used in investing activities was approximately $10.9 million and $55.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $45.3 million and $54.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2014, we had approximately $41.6 million in cash and cash equivalents, and our current assets were $16.1 million greater than current liabilities. The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next twelve months, including the $5.5 million scheduled repayment of the senior term loan indebtedness. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the nine months ended September 30, 2014 and 2013, the Company incurred interest expense, net of interest income, of approximately $6.8 million and $5.6 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 46% of the Company’s revenues for the nine months ended September 30, 2014 are from services provided outside of the United States, with approximately 45% of services provided in Europe. As a consequence, a material percentage of the Company’s revenues are billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our condensed consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a material impact on the Company’s results in the nine months ended September 30, 2014.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel, LLC filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.3 million.  The Court suspended the judgment, subject to a letter of credit during GTT’s appeal, which is presently pending in the Supreme Court of Virginia.  On October 29, 2014 the Supreme Court of Virginia granted in part and denied in part the Company's petition for appeal and this decision was communicated to the Company on October 30, 2014. The Company is currently evaluating the options to contest further the judgment. As a consequence of the decision by the Supreme Court of Virginia, the Company has established an accrual equal to the full amount of the judgment for the quarter ended September 30, 2014.

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

For the period ended September 30, 2014, our five largest customers accounted for approximately 19% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2014, we had approximately $41.6 million in cash and cash equivalents, and our current assets were $16.1 million greater than current liabilities. We may be required to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing between 2014 and 2016, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

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

Although we have attempted to design our network services to minimize the possibility of service disruptions or other outages, in addition to risks associated with third party provider networks, our services may be disrupted by problems on our own systems, that affect our central offices, corporate headquarters, network operations centers, or network equipment. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service ("DDOS"), and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. The continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

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

Approximately 46% of our revenue comes from countries outside of the United States. As such, other currencies, particularly the Euro and the British Pound Sterling can have an impact on the Company’s results (expressed in U.S. Dollars). Currency variations also contribute to variations in sales in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro and the pound, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the nine months ended September 30, 2014 and 2013, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

We own certain proprietary programs, software and technology. However, we do not have any patented technology that would preclude competitors from replicating our business model; instead, we rely upon a combination of know-how, trade secret laws, contractual restrictions, and copyright, trademark and service mark laws to establish and protect our intellectual property. Our success will depend in part on our ability to maintain or obtain (as applicable) and enforce intellectual property rights for those assets, both in the United States and in other countries. Although our U.S. operating company has registered some of its service marks in the United States, we have not otherwise applied for registration of any marks in any other jurisdiction. Instead, with the exception of the few registered service marks in the United States, we rely exclusively on common law trademark rights in the countries in which we operate.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

As of September 30, 2014, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") set forth in Internal Control - Integrated Framework (1992). However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

As of September 30, 2014, our indebtedness was substantial in comparison to our available cash and our net loss. Our substantial level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,757,185 shares of our common stock at September 30, 2014. Based on the number of shares of our common stock outstanding on September 30, 2014, Mr. Thompson and Universal Telecommunication, Inc. would beneficially own approximately 23% of our common stock. We believe that, as of September 30, 2014, funds associated with Cannell Capital LLC owned 2,741,286 shares of our common stock. Based on the number of shares of our common stock outstanding on September 30, 2014, these funds would beneficially own approximately 9% of our common stock. In addition, as of September 30, 2014, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, together beneficially owned common stock, without taking into account their unexercised options, representing approximately 10% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

		By:	/s/ Michael R. Bauer
Michael R. Bauer
Date:	November 12, 2014		Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)