Form 10-K
period 2014-12-31
GTT Communications, Inc.
filed 2015-03-13
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (17,957,188 shares) based on the $10.21 closing price of the registrant’s common stock as reported on the NYSE MKT on June 30, 2014, was $183,342,889. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2015, 34,007,983 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

i

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of GTT Communications, Inc., with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Unless the context otherwise requires, when we use the words the ‘‘Company,” “GTT,” “we”, or “us" in this Form 10-K, we are referring to GTT Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to GTT Communications, Inc. From time to time, GTT also provides forward-looking statements in other materials GTT releases to the public or files with the United States Securities and Exchange Commission (the “SEC”), as well as oral forward-looking statements. You should consider any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause GTT’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	our ability to obtain capital to grow our business;

•	technological developments and changes in the industry;

•	declining prices of IP transit;

•	fluctuations in our effective tax rate;

•	expectations regarding the trading price of our common stock

•	our ability to complete acquisitions or divestures and to integrate any business or operation acquired; and

•	general economic conditions.

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

ii

PART I

ITEM 1. BUSINESS

Introduction

GTT is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network connecting clients to locations and cloud applications around the world. We seek to further extend our network globally while delivering exceptional client service with simplicity, speed and agility.

Our Customers

As of December 31, 2014, our customer base was comprised of over 4,000 businesses. For the year ended December 31, 2014, no single customer accounted for more than 10% of our total consolidated revenue. Our five largest customers accounted for approximately 18% of consolidated revenue during the same period.

We provide services in over 100 countries, with the ability to expand into new geographic areas by adding new regional partners and suppliers. Our service expansion is largely customer-driven. We have designed, delivered, and subsequently managed services in all six populated continents around the world.

For the year ended December 31, 2014, approximately 58% of our revenue was attributable to our operations based in the United States, 27% based in Italy, 13% based in the United Kingdom, and 2% from operations in other countries.

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

Our Network

GTT has deployed network assets in North America, Europe and Asia. Our global, proprietary Ethernet and Internet Protocol (IP) backbone is one of the most interconnected Ethernet service platforms around the world, and according to industry sources our IP backbone is consistently a top five network in the world in terms of IP routes. We provide reliable, scalable and secure solutions, including private, public and hybrid cloud networking, high bandwidth IP transit for content delivery and hosting applications, on-demand and high-demand network capacity to support varying needs and network-to-network carrier interconnects.

We have designed, delivered and managed services in all six populated continents around the world. Our service expansion is largely customer-driven, and we have also grown our network through a series of acquisitions.  We have over 1,000 supplier relationships worldwide from which we source last-mile bandwidth and other services and combine our own network assets to meet our customers’ requirements.

Our supplier management team works with our suppliers to acquire updated pricing and network asset information and negotiate purchase agreements when appropriate. All of these efforts are aimed at providing greater choice, flexibility, and cost savings for our customers. We are committed to using high-quality suppliers, and our supplier management team continually monitors supplier performance.

Business Overview and Strategy

We deliver three primary services to our customers - EtherCloud, our flexible Ethernet-based connectivity service; Internet Services, our reliable, high bandwidth Internet connectivity services; and Managed Services, our provision of fully managed network services so organizations can focus on their core business. Our extensive network and broad geographic reach enable us to cost effectively deliver the bandwidth, scale and security demanded by our customers.
We market our products and services through a global direct sales force and independent sales channels. We differentiate and sell the value of our product offerings primarily based on customer service, product quality and performance, reliability and price.  Our sales activities are specifically focused on building relationships with new clients and driving expansion within existing accounts. Because our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business.

Our growth strategy is to extend ubiquitous network connectivity to locations and cloud applications around the world, expand cloud networking services to multinational clients, and deliver outstanding client experience by living our core values of simplicity, speed and agility.
Competition

Our competition consists primarily of traditional, facilities-based providers that provide service around the globe, including companies that provide network connectivity and internet access principally within one continent or geographical region, such as CenturyLink, KPN, XO and COLT. We also compete against carriers who provide network connectivity on a multi-continent, or global basis, such as Level 3, Verizon Business, AT&T, British Telecom, NTT, Deutsche Telekom and Orange Business Services.

Government Regulation

In connection with certain of our service offerings, we may be subject to federal, state, and foreign regulations. United States Federal laws and Federal Communications Commission (“FCC”), regulations generally apply to interstate telecommunications and international telecommunications that originate or terminate in the United States, while state laws and regulations apply to telecommunications transmissions ultimately terminating within the same state as the point of origination. A foreign country’s laws and regulations apply to telecommunications that originate or terminate in, or in some instances traverse, that country. The regulation of the telecommunications industry is changing rapidly, and varies from state to state and from country to country.

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

Federal Regulation

Generally, the FCC has chosen not to heavily regulate the charges or practices of non-dominant carriers, like GTT. For example, we are not required to tariff the interstate inter-exchange private line services we provide, but need only to post terms and conditions for such services on our website. In providing certain telecommunications services, however, we may remain subject to the regulatory requirements applicable to common carriers, such as providing services at just and reasonable rates, filing the requisite reports, and paying regulatory fees and contributing to universal service. The FCC also releases orders and takes other actions from time to time that modify the regulations applicable to services provided by carriers such as us; these orders and actions can result in additional (or reduced) reporting or payment requirements, or changes in the relative rights and obligations of carriers with respect to services they provide to each other or to other categories of customers. These changes in regulation can affect the services that we procure and/or provide and, in some instances, may affect demand for or the costs of providing our services.

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

Employees

As of December 31, 2014, we had a total of 294 employees and full-time equivalents.

Executive Officers

Our executive officers and their respective ages and positions as of March 13, 2015 are as follows:

Richard D. Calder, Jr., 51, is GTT’s President and Chief Executive Officer, appointed by GTT’s Board of Directors effective May 2007. He brings over two decades of experience in the telecommunications arena to GTT. In his role, Mr. Calder has full strategic and operational responsibility for the company and also serves as a director on the company’s Board of Directors. Mr. Calder joined GTT from InPhonic, Inc., a leading provider of wireless services and products, where he served as the President and Chief Operating Officer. Prior to InPhonic, Mr. Calder was President of Business Enterprise & Carrier Markets at Broadwing Communications. He held senior management positions at Winstar Communications and prior to Winstar, Mr. Calder co-founded GO Communications, a wireless communications company. In his early career, Mr. Calder held various marketing and business development positions at MCI Communications, and various marketing and engineering positions at Tellabs, Inc. Mr. Calder received a B.S. in Electrical Engineering from Yale University and an M.B.A. from the Harvard Business School.

H. Brian Thompson, 76, has served as Chairman of our Board of Directors since January 2005, as our Executive Chairman since October 2006, and as our interim Chief Executive Officer from January 2005 to October 2006 and from February 2007 to May 2007. Mr. Thompson heads his own private equity investment and advisory firm, Universal Telecommunications, Inc., focused on start-up companies and consolidations in the information/telecommunications area. From December 2002 to June 2007, he was Chairman of Comsat International (CI), one of the largest independent telecommunications operators serving Latin America.  Previously, he was the Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. and served as Chairman and CEO of LCI International, Inc. until its sale to Qwest Communications International, Inc. when be became Vice Chairman of the Board.  Earlier in this career, Mr. Thompson was an Executive Vice President of MCI Communications Corporation. Currently, he is a member of the board of directors of Axcelis Technologies, Inc., Pendrell Corporation, Penske Automotive Group, Inc. and Sonus Networks, Inc. Mr. Thompson also served as the Co-Chairman for the Americas and is currently on the Executive Committee of the Global Information Infrastructure Commission, a multinational organization focused on developing global information and telecommunications infrastructure. Mr. Thompson received his Masters of Business Administration from Harvard’s Graduate School of Business and holds an undergraduate degree in Chemical Engineering from the University of Massachusetts.

Michael R. Bauer, 42, has served as our Chief Financial Officer since June 2012. Mr. Bauer oversees all global financial functions and has direct responsibility for financial operations, investor relations activities, and all banking and advisory relationships. Mr. Bauer has over 18 years of broad finance and accounting experience. Prior to joining GTT, Mr. Bauer led the financial planning and analysis and investor relations efforts at MeriStar Hospitality Corporation. Mr. Bauer’s previous telecommunications experience includes Sprint and OneMain.com, an internet service provider. Mr. Bauer began his career with Arthur Andersen in audit and business advisory services. Mr. Bauer is a Certified Public Accountant and holds his Bachelor of Science degree in Accounting from the Pennsylvania State University.

Chris McKee, 46, joined GTT in 2008 and is GTT’s General Counsel and EVP, Corporate Development and Corporate Secretary for the GTT Board. Mr. McKee is responsible for all of the company’s corporate legal requirements, human resources and supplier management. Mr. McKee also oversees the development of strategic business opportunities for the company, including all merger and acquisition activities. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the company’s legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed Covad’s Washington DC office and directed the federal and state regulatory compliance and advocacy efforts for the company. Mr. McKee previously worked for XO

Communications, Net2000 Communications and was in private practice in Washington DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College.

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

For the year ended December 31, 2014, our five largest customers accounted for approximately 18% of our total service revenue. If we were to lose all of the underlying services from one or more of our large customers, or if one or more of our large customers were to significantly reduce the services purchased from us or otherwise renegotiate the terms on which services are purchased from us, our revenue could decline and our results of operations would suffer.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of December 31, 2014, we had approximately $49.3 million in cash and cash equivalents, and our current assets were $14.5 million greater than current liabilities. While we have sufficient cash as of December 31, 2014 to fund our working capital or other capital requirements, we expect to continue to acquire entities that are strategic in nature and may be require the Company to raise additional funds to continue or expand our operations. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. Our ability to sell assets or raise additional equity or debt capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Also, if we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected. We have granted security interests in substantially all of our assets to secure the repayment of our indebtedness maturing in 2019, and if we are unable to satisfy our obligations, the lenders could foreclose on their security interests.

Because our business is dependent upon selling telecommunications network capacity purchased in part from third parties, the failure of our suppliers and other service providers to provide us with services, or disputes with those suppliers and service providers, could affect our ability to provide quality services to our customers and have an adverse effect on our operations and financial condition.

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

A principal method of connecting with our customers is through local transport and last mile circuits we purchase from incumbent carriers such as AT&T and Verizon, or competitive carriers such as Time Warner Telecom, XO, or Level 3. In recent years, AT&T, Verizon, and Level 3 have acquired competitors with significant local and/or long-haul network assets. Industry consolidation has occurred on a lesser scale through mergers and acquisitions involving regional or smaller national or international competitors. We believe that a marketplace with multiple supplier options for transport access is important to the long-term availability of competitive pricing, service quality, and carrier responsiveness. It is unclear at this time what the long-term impact of such consolidation will be, or whether it will continue at the same pace as it has in recent years; we cannot guarantee that we will continue to be able to obtain use of facilities or services in a timely manner or on terms acceptable and in quantities satisfactory to us from such suppliers.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include, reduced future cash flow estimates, a decline in stock price and market capitalization, and slower growth rates in our industry. During the years ended December 31, 2014 and 2013, the Company recorded no impairment to goodwill and amortizable intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

“Net neutrality” legislation or regulation could limit GTT’s ability to operate its business profitably and to manage its broadband facilities efficiently.
The FCC’s rules under its Open Internet Order imposing net neutrality obligations on broadband internet access providers are based on principles of transparency, no blocking and no unreasonable discrimination and are applicable to fixed and wireless broadband internet access providers to different extents. Under these new rules, fixed and wireless broadband internet access providers, including GTT, are required to make their practices transparent to both consumers and providers of internet content, services, applications and devices on both the website and at the point-of-sale. In addition, subject to “reasonable network management,” fixed broadband internet access providers, including GTT, are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic.
In order to continue to provide quality high-speed data service at attractive prices and to offer new services, GTT needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. It remains unclear how the FCC’s net neutrality regulations will be implemented and how “reasonable network management” will be determined. These regulations could adversely impact GTT’s ability to operate its high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high quality high-speed data services and new services and could negatively impact its ability to compete effectively.

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

As of December 31, 2014, management concluded that our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") set forth in Internal Control - Integrated Framework (2013). However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Our level of indebtedness and debt service obligations could impair our financial condition, hinder our growth and put us at a competitive disadvantage.

Our level of indebtedness could have important consequences for our business, results of operations and financial condition. For example, a high level of indebtedness could, among other things:

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

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., his own private equity investment and advisory firm, owned 6,757,185 shares of our common stock at December 31, 2014. Based on the number of shares of our common stock outstanding on December 31, 2014, Mr. Thompson and Universal Telecommunications, Inc. would beneficially own approximately 20% of our common stock. In addition, as of December 31, 2014, our executive officers, directors and affiliated entities, excluding H. Brian Thompson and Universal Telecommunications, Inc., together beneficially owned common stock, without taking into account their unexercised options, representing approximately 10% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of GTT that other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock has only recently been listed on the NYSE, and prior to this listing the common stock was thinly traded on the NYSE MKT and OTC Markets.  If a liquid market for the common stock does not develop on the NYSE, then, in addition to the concentrated ownership of our capital stock, this may further impair your ability to sell your shares when you want to do so and could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of the Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate. Instead, all of the Company’s facilities are leased. GTT’s headquarters are located in McLean, Virginia. We also lease corporate office space in the following cities around the world:

•	North America: Chicago, IL; Denver, CO; New York, NY; East Rutherford, NJ; Dallas, TX; Scottsdale, AZ; Lemont Furnace, PA

•	Europe: London, England; Cagliari, Italy; Milan, Italy; Frankfurt, Germany; Belfast, Ireland

•	Asia: Hong Kong, China

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

The Company filed a civil complaint against Artel, LLC on June 15, 2012 in the Fairfax County Virginia Circuit Court, docket number CL2012-04735, alleging breach of contract with respect to telecommunication services provided by the Company. In response to the Company’s complaint, Artel, LLC filed a counterclaim against the Company based on allegations of breach of contract and certain business torts. On December 20, 2013, the Court entered a judgment against the Company in the amount of $3.3 million.  The Company reached an agreement with Artel, LLC in 2014 to settle all litigation proceedings equal to the initial judgment of $3.3 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the NYSE under the symbol “GTT” and has traded on the NYSE since November 28, 2014. Prior to November 28, 2014, our common stock traded on the NYSE MKT.
The following table sets forth, for the calendar quarters indicated, the quarterly high and low sales information of our common stock as reported on the NYSE since November 28, 2014 and on the NYSE MKT from June 17, 2013 to November 28, 2014. The quarterly high and low bid information of our common stock as reported on the OTC Markets were for the period prior to June 17, 2013.

	Common Stock
	High	Low
2013
First Quarter	$3.65	$2.55
Second Quarter, to June 17	$4.25	$2.30
Second Quarter, from June 17	$4.48	$4.25
Third Quarter	$5.93	$4.01
Fourth Quarter	$7.74	$4.83
2014
First Quarter	$13.39	$6.50
Second Quarter	$12.41	$7.59
Third Quarter	$13.12	$9.83
Fourth Quarter	$14.20	$11.25

Dividends

We have not paid any dividends on our common stock to date, and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing in certain promissory notes that we have issued preclude us from paying dividends until those notes are paid in full.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Overview

GTT is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network connecting clients to locations and cloud applications around the world. We seek to further extend our network globally while delivering exceptional client service with simplicity, speed and agility.

As of December 31, 2014, our customer base was comprised of over 4,000 businesses. For the year ended December 31, 2014, no single customer accounted for more than 10% of our total consolidated revenue. Our five largest customers accounted for approximately 18% of consolidated revenues for the year ended December 31, 2014.

Costs and Expenses

The Company’s cost of revenue consists of the costs for its core network consisting of a global Layer 2 Switched Ethernet mesh network as well as IP Transit/Internet Access through over 250 Points of Presence and for network extensions from our core network using third party providers of services associated with customer services across North America, EMEA and Asia. The key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, the Company has agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. The Company has not entered into, and has no plans to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by the Company in its normal course of business.

Other than cost of revenue, the Company’s most significant operating expenses are employment costs. As of December 31, 2014, the Company had 294 employees and full-time equivalents and employment costs comprised approximately 13% of total operating expenses.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. The Company considers the following accounting policies to be those that require the most significant judgments and estimates in the preparation of its consolidated financial statements, and believes that an understanding of these policies is important to a proper evaluation of the reported consolidated financial results.

Revenue Recognition

The Company delivers three primary services to our customers—EtherCloud, our flexible Ethernet-based connectivity service; Internet Services, our reliable, high bandwidth internet connectivity services; and Managed Services, our provision of fully managed network services so organizations can focus on their core business. Certain of the Company’s current revenue activities have features that may be considered multiple elements. The Company believes that there is insufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, revenue is recorded ratably over the term of the arrangement.

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

Although the Company disputes erroneously billed amounts in good faith and historically has prevailed in most cases, it recognizes that it may not prevail in all cases (or in full) with a particular supplier with respect to such billing errors or it may choose to settle the matter because of the quality of the supplier relationship or the cost and time associated with continuing the dispute. Careful judgment is required in estimating the ultimate outcome of disputing each error, and each reserve is based upon a specific evaluation by management of the merits of each billing error (based upon the bill verification process) and the potential for loss with respect to that billing error. In making such a case-by-case evaluation, the Company considers, among other things, the documentation available to support its assertions with respect to the billing errors, its past experience with the supplier in question, and its past experience with similar errors and disputes. As of December 31, 2014, the Company had $6.9 million in disputed billings from suppliers.

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

Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Goodwill and Intangible Assets

The Company assesses goodwill for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of October 1, 2014, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the fiscal years ended December  31, 2014, and 2013 the Company did not record any goodwill impairment.

Intangible assets consist of customer relationships, restrictive covenants related to employment agreements, license fees and a trade name. Customer relationships and restrictive covenants related to employment agreements are amortized, on a straight-line basis, over periods of up to seven years. Point-to-point FCC Licenses are accounted for as definite lived intangibles and amortized over the average remaining useful life of such licenses which approximates three years. The trade name is not amortized, but is tested on at least an annual basis as of October 1 unless interim indicators of impairment exist. The trade name is considered to be impaired when the net book value exceeds its estimated fair value. As of October 1, 2014 and 2013 the Company performed its annual impairment test of the trade name, and concluded that the fair value of the trade name was greater than the carrying amount, respectively. The Company used the relief from royalty method for valuation. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings.

Income Taxes

Provisions for federal and state income taxes are calculated from the income reported on our financial statements based on current tax law and also include the cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for purposes of preparing financial statements than for income tax purposes.

Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our previously filed income tax returns. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable.

Share-Based Compensation

We use the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of a peer group for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility. We assess the validity of our peer group on an annual basis to determine whether any new guideline companies are better comparisons to the Company. While we are not aware of any news or disclosures by our peers that may impact their respective volatility, there is a risk that peer group volatility may increase, potentially increasing any prospective future compensation expense that will result from future option grants.

The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant.

Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates are updated quarterly for actual forfeitures. We do not expect this assumption to change materially, as attrition levels associated with new option grants have not materially changed. As a public company, we use the closing price of our common stock on the grant date for valuation purposes.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended December 31. The accompanying consolidated financial statements present the financial position of the Company as of December 31, 2014 and 2013 and the Company’s results of operations for fiscal 2014 and fiscal 2013.

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

Segment Reporting

We report operating results and financial data in one operating and reportable segment. We manage our business as a single profit center in order to promote collaboration, provide comprehensive service offerings across our entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding geographic markets and selected products or services are discussed for purposes of promoting an understanding of our complex business, we manage our business and allocate resources at the consolidated level of a single operating segment.

Recent Accounting Pronouncements

Reference is made to Note 2 of the consolidated financial statements, which commence on page F-9 of this annual report, which Note is incorporated herein by reference.

Results of Operations of the Company

Fiscal Year Ended December 31, 2014 compared to Fiscal Year Ended December 31, 2013

Overview. The financial information presented in the tables below is comprised of the consolidated financial information of the Company for the year ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	% Change

Revenue:
Telecommunications services	$207,343	$157,368	31.8%

Operating expenses:
Cost of telecommunications services	128,086	102,815	24.6%
Selling, general and administrative expense	45,613	31,675	44.0%
Restructuring costs, employee termination and other items	9,425	7,677	22.8%
Depreciation and amortization	24,921	17,157	45.3%

Total operating expenses	208,045	159,324	30.6%

Operating loss	(702)	(1,956)	(64.1)%

Other expense:
Interest expense, net	(8,454)	(8,408)	0.5%
Loss on debt extinguishment	(3,104)	(706)	339.7%
Other expense, net	(8,636)	(11,724)	(26.3)%

Total other expense	(20,194)	(20,838)	(3.1)%

Loss before income taxes	(20,896)	(22,794)	(8.3)%

Income tax expense (benefit)	2,083	(2,005)	(203.9)%

Net loss	$(22,979)	$(20,789)	10.5%

Revenue. The table below presents the components of revenue for the years ended December 31, 2014 and 2013:

Geographical Revenue	2014	2013

United States	58%	57%
Italy	27%	25%
United Kingdom	13%	15%
Other	2%	3%
Totals	100%	100%

Revenue increased $50.0 million, or 31.8% for the year ended December 31, 2014, compared to year ended December 31, 2013. The increase is primarily due to the acquisition of United Network Services, Inc. ("UNSi") on October 1, 2014, which added approximately 2,000 customers. Additionally, the increase is due to the timing of acquisitions made in 2013. NT Network Services LLC SCS (''Tinet'') was acquired on April 30, 2013, which added approximately 1,000 customers.

Costs of Telecommunications Service.   Costs of telecommunications services were $128.1 million and $102.8 million for the years ended December 31, 2014 and December 31, 2013, respectively. The increase is primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Tier 1 IP networks, and the UNSi acquisition.

Selling, General and Administrative Expenses.  SG&A increased $13.9 million, or 44.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to the increase in employment costs resulting from the net increase of approximately 180 employees following the Tinet and UNSi acquisitions, as well as additional employees to support other added clients, and an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet and UNSi acquisitions.

Restructuring costs, employee termination and other items. Restructuring costs increased by $1.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase primarily reflects the settlement of the Artel LLC litigation in the third quarter of fiscal 2014 for approximately $3.3 million. The Company incurred approximately $6.1 million of costs associated with the acquisition of UNSi for severance and other employee termination related costs, professional fees, network integration, and travel expenses, compared to similar costs of $7.7 million incurred in fiscal 2013 associated with the acquisitions of IDC Global, Inc. and Tinet.

Depreciation and Amortization.   Depreciation and amortization expense increased $7.8 million to $24.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was due primarily to the depreciation and amortization of the global IP and Ethernet network assets and intangible assets, primarily customer relationships, obtained in the Tinet and UNSi acquisitions.

Other Expense.   Other expense decreased $3.1 million to $8.6 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease is primarily due to the extinguishment of the warrant liability on August 6, 2014, which occurred in conjunction with the Credit Agreement described further on page 24. See Note 5 for additional information.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013

Cash and cash equivalents	$49,256	$5,785
Debt	$123,626	$92,460

Management monitors cash flow and liquidity requirements. Based on the Company’s cash, debt, and analysis of the anticipated working capital requirements, management believes the Company has sufficient liquidity to fund the business and meet its contractual obligations for 2015. The Company’s current planned cash requirements for 2015 are based upon certain assumptions, including its ability to manage expenses and the growth of revenue from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenses.

The Company believes that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next twelve months, including the $6.2 million scheduled repayment of the senior term loan indebtedness. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if the Company were unable to fully fund its cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of its existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in obtaining additional financing or modifying its existing debt terms.

Cashflows

The table below sets forth our net cash flows for the periods presented:

	Fiscal Year Ended December 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(10,127)	$2,679
Net cash used in investing activities	(43,513)	(59,979)
Net cash provided by financing activities	91,883	57,684
Effect of exchange rate changes on cash	5,228	675
Total increase in cash and cash equivalents	$43,471	$1,059

Operating Activities.  Cash used in operating activities for the year ended December 31, 2014, was approximately $10.1 million. Cash provided by operating activities for the year ended December 31, 2013 was approximately $2.7 million.

Investing Activities.  Cash used in investing activities was approximately $43.5 million for the year ended December 31, 2014, consisting primarily of approximately $37.5 million of cash used, net of cash acquired, in acquisitions during fiscal 2014, the most significant being the acquisition of UNSi. Cash used in investing activities were approximately $60.0 million for the year ended December 31, 2013, consisting primarily of approximately $52.0 million of cash used, net of cash acquired, in the acquisition of Tinet.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2014, was approximately $91.9 million, consisting primarily of approximately $72.7 million of new equity raised in fiscal 2014 and net debt proceeds of $29.4 million. Cash provided by financing activities was approximately $57.7 million for the year ended December 31, 2013.

Effect of Exchange Rate Changes on Cash.   Effect of exchange rate changes on cash increased by $4.6 million to approximately $5.2 million for the year ended December 31, 2014 compared to approximately $0.7 million for the year ended December 31, 2013.

Interest Payments.  During the years ended December 31, 2014 and 2013, the Company made cash payments for interest totaling $8.0 million and $7.4 million, respectively. The increase in interest payments was a result of the amended and restated credit agreement entered into on August 6, 2014 as discussed further on page 24.

Indebtedness

The following summarizes the debt activity of the Company during the year ended December 31, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan	Line of Credit	Mezzanine Notes
Debt obligation as of December 31, 2013	$92,460	$61,750	$—	$3,000	$27,710
Issuance	129,500	110,000	15,000	3,000	1,500
Debt discount amortization	420	—	—	—	420
Debt discount extinguishment	1,370	—	—	—	1,370
Payments	(100,124)	(63,124)	—	(6,000)	(31,000)
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000	$—	$—

Estimated annual commitments for debt maturities are as follows at December 31, 2014 (amounts in thousands):

Total Debt
2015	$6,188
2016	10,120
2017	12,331
2018	12,203
2019	82,784
Total	$123,626

Senior Term Loan and Line of Credit

On August 6, 2014, the Company completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the First Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, provides for $110.0 million in term loans; a $15.0 million revolving credit facility; an available $15.0 million delayed draw term loan ("DDTL"); and an available uncommitted $30.0 million incremental term loan. The maturity of the facilities under the Credit Agreement, as amended, were extended to August 6, 2019. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. Additionally, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

On September 30, 2014, the Company drew $15.0 million on the DDTL, no amounts had been drawn on the revolving credit facility nor the uncommitted incremental term loan. The DDTL facility will be repaid on a quarterly basis starting March 31, 2016 at 1.875% of the aggregate outstanding balance, increasing to 2.5% of the aggregate outstanding balance starting December 31, 2016, with any remaining amount due on August 6, 2019. The term loan of $110.0 million will be repaid on a quarterly basis starting December 31, 2014 at $1.4 million of the aggregate outstanding balance, increasing to $2.1 million on December 31, 2015, and lastly increasing to $2.7 million on December 31, 2016, with any remaining amount due on August 6, 2019.

In connection with the Refinancing Transaction, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and portions of the deferred financing costs of the Credit Agreement, as amended, that do not qualify for deferral of $1.4 million. These amounts are reflected in Loss on Debt Extinguishment.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to our net leverage ratio. As of December 31, 2014, the interest rate was 4.5%.

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

Warrants

On August 6, 2014, in conjunction with the Refinancing Transaction, the Company entered into an agreement with the Note Holders that extinguished the entire balance of the warrant liability of $19.2 million (the "Warrant Purchase and Exercise Agreement"). Under the Warrant Purchase and Exercise Agreement, the Note Holders agreed to sell 1,172,080 of their outstanding Warrants (or 50% of the total outstanding warrants) to the Company for $9.6 million. In addition, the Mezzanine Note Holders agreed to exercise the remaining 1,172,080 warrants on a cash-less basis into 913,749 common shares of the Company.

Capital Structure and Resources

Our stockholders’ equity amounted to $77.6 million as of December 31, 2014, an increase of $68.1 million compared to stockholders’ equity of $9.5 million as of December 31, 2013, primarily due to $91.7 million of additional paid-in capital attributable to the common stock issuances offset by net losses of $23.0 million in fiscal 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of December 31, 2014, the Company had total contractual obligations of approximately $193.5 million. Of these obligations, approximately $58.6 million, or 30.3% are supplier agreements associated with the telecommunications services that the Company has contracted to purchase from its vendors through 2018 and beyond. The Company generally tries to structure its contracts so the terms and conditions in the vendor and customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, the Company will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.

Approximately $123.6 million, or 63.9%, of the total contractual obligations are associated with the Company’s debt which matures between 2014 and 2016.

Operating leases amount to $11.3 million, or 5.8% of total contractual obligations, which consist mainly of building leases.

The following table summarizes the Company’s significant contractual obligations as of December 31, 2014 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Term Loan	$108,626	$6,188	$30,938	$71,500	$—
DDTL	15,000	—	3,716	11,284	—
Operating leases	11,295	2,985	6,316	1,994	—
Supplier agreements	58,613	11,431	38,357	4,413	4,412
	$193,534	$20,604	$79,327	$89,191	$4,412

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest due on the Company’s loans is based upon the applicable stated fixed contractual rate with the lender. Interest earned on the Company’s bank accounts is linked to the applicable base interest rate. For the years ended December 31, 2014 and December 31, 2013, the Company had interest expense, net of interest income, of approximately $8.5 million and $8.4 million, respectively. The Company believes that its results of operations are not materially affected by changes in interest rates.

Exchange Rate Sensitivity

Approximately 42% of the Company’s revenue for the year ended December 31, 2014 is derived from services provided outside of the United States. As a consequence, a material percentage of the Company’s revenue is billed in British Pounds Sterling or Euros. Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

In addition, because of the global nature of our business, we may from time to time be required to pay a supplier in one currency while receiving payments from the underlying customer of the service in another currency. Although it is the Company’s general policy to pay its suppliers in the same currency that it will receive cash from customers, where these circumstances arise with respect to supplier invoices in one currency and customer billings in another currency, the Company’s gross margins may increase or decrease based upon changes in the exchange rate. Such factors did not have a significant impact on the Company’s results in the year ended December 31, 2014.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this annual report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's subsidiaries except for United Network Services, Inc. ("UNSi"), a material business acquired on October 1, 2014. The Company's consolidated revenues for the year ended December 31, 2014, were $207.3 million, of which UNSi represented $14.2 million. The Company's total assets as of December 31, 2014, were $269.3 million, of which UNSi represented $55.3 million.

Changes in Internal Control Over Financial Reporting

On October 1, 2014, the Company acquired UNSi. During the quarterly period ended December 31, 2014, UNSi's processes and systems were discrete and did not significantly impact internal controls over financial reporting at the Company's other subsidiaries. The Company's management performed due diligence procedures associated with the acquisition of UNSi. During these due diligence procedures and in the quarterly period after the acquisition, the Company's management found no significant deficiencies or material weaknesses in the design of UNSi's internal controls over financial reporting.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred in the fourth fiscal quarter of the period covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GTT Communications, Inc.:

We have audited GTT Communications, Inc. and Subsidiaries (“GTT”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GTT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on GTT’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management has excluded United Network Services, Inc. (“UNSi”) from its assessment of internal control over financing reporting as of December 31, 2014, because it was acquired by the Company in a purchase business combination on October 1, 2014. We also excluded UNSi from our audit of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GTT Communications, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended of GTT Communications, Inc. and Subsidiaries and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Vienna, VA
March 13, 2015

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business - Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

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

2.3 (17)	Equity Purchase Agreement, dated April 30, 2013, between Neutral Tandem, Inc. (d/b/a Inteliquent) and the Registrant.
2.4 (22)
Agreement and Plan of Merger, dated as of October 1, 2014, by and among the Registrant, Global Telecom & Technology Americas, Inc., GTT UNSI, Inc. , American Broadband, Inc. (d/b/a United Network Services, Inc.) and Francis D. John, as stockholder representative.

3.1 (3)	Second Amended and Restated Certificate of Incorporation, dated October 16, 2006.
3.2 (19)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated December 31, 2013.
3.3 (3)	Amended and Restated Bylaws, dated October 15, 2006.
3.4 (4)	Amendment to Amended and Restated Bylaws, dated May 7, 2007.
4.1 (5)	Specimen of Common Stock Certificate.
4.2 (7)
Form of Registration Rights Agreement, dated as of 2005, among the Registrant, Universal Telecommunications, Inc., Hackman Family Trust, Charles Schwab & Company Custodian FBO David Ballarini IRA and Mercator Capital L.L.C.

4.3 (2)	Registration Rights Agreement, dated April 30, 2012, among the Registrant, Jordon Lowe and Daniel Brosk Trust dated December 22, 2006.
4.4 (16)	Form of Registration Rights Agreement, dated March 28, 2013.
10.1 (8) +	2006 Employee, Director and Consultant Stock Plan, as amended.
10.2 (9) +	2011 Employee, Director and Consultant Stock Plan.
10.3 (3) +	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10.4 (4) +	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10.5 (10) +	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.
10.6 (11) +	Employment Agreement for Christopher McKee, dated September 12, 2011.
10.7 (12) +	Employment Agreement for Michael R. Bauer, dated June 27, 2012.
10.8 (2)
Joinder and Second Loan Modification Agreement, dated April 30, 2012, (i) among Silicon Valley Bank, (ii) the Registrant, Global Telecom & Technology (Americas), Inc., PacketExchange (USA), Inc., PacketExchange, Inc., WBS Connect LLC and (iii) nLayer Communications, Inc.

10.9 (20)
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

10.11 (17)
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

10.12 (19)
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

10.13 (21)
Second Amended and Restated Credit Agreement, dated August 6, 2014, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., TEK Channel Consulting, LLC, WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, IDC Global, Inc., NT Network Services, LLC, GTT 360, Inc. and Wall Street Network Solutions, LLC, as co-borrows, and Webster Bank, N.A., as administrative agent, lead arranger and lender, the other lenders (as defined therein) party thereto, Pacific Western Bank, as syndication agent and East West Bank and Fifth Third Bank, as co-document agents.

10.14 (17)
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

10.15 (6)
Note Purchase Agreement, dated June 6, 2011, between (i) the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange, Inc., PacketExchange (USA), Inc. and (ii) BIA Digital Partners SBIC II LP.

10.16 (6)	Unconditional Guaranty, dated June 6, 2011, between TEK Channel Consulting, LLC and BIA Digital Partners SBIC II LP.
10.17 (6)	Unconditional Guaranty, dated June 6, 2011, between GTT Global Telecom Government Services, LLC and BIA Digital Partners SBIC II LP.
10.18 (6)	Security Agreement, dated June 6, 2011, among BIA Digital Partners SBIC II LP and TEK Channel Consulting, LLC and GTT Global Telecom Government Services, LLC.
10.19 (6)	Pledge Agreement, dated June 6, 2011, among BIA Digital Partners SBIC II LP and the Registrant and Global Telecom & Technology Americas, Inc.
10.20 (2)
Amended and Restated Note Purchase Agreement, dated April 30, 2012, among (i) the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange, Inc., PacketExchange (USA), Inc., nLayer Communications, Inc., (ii) BIA Digital Partners SBIC II LP, as agent for the Purchasers, and (iii) the Purchasers party thereto.

10.21 (2)
Note, dated April 30, 2012, issued by the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange (USA), Inc, PacketExchange, Inc. and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.22 (2)
Amended and Restated Note, dated April 30, 2012, issued by the Registrant, Global Telecom & Technology (Americas), Inc., WBS Connect, LLC, PacketExchange (USA), Inc, PacketExchange, Inc. and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners II LP.

10.23 (14)	Form of Promissory Note of the Registrant due February 8, 2012.
10.24 (20)	Amendment No. 1, dated May __, 2011, to Promissory Notes of the Registrant due February 8, 2012.
10.25 (15)	Form of Promissory Note of the Registrant due December 31, 2013.
10.26 (17)
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

10.27 (19)
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

10.28 (17)
Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.29 (17)
Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners SBIC II, LP.

10.30 (17)
Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to BNY Mellon-Alcentra Mezzanine III, L.P.

10.31 (17)
Second Amended and Restated Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to BIA Digital Partners SBIC II, LP.

10.32 (17)
Amended and Restated Note, dated April 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.33 (18)
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

10.34 (18)
Additional Note, dated November 1, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., jointly and severally as borrowers, to Plexus Fund II, L.P.

10.35 (18)
Additional Note, dated November 1, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., jointly and severally as borrowers, to BNY Mellon-Alcentra Mezzanine III, L.P.

10.36 (19)
Third Amendment Note, dated December 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., to Plexus Fund III, L.P.

10.37 (19)
Third Amendment Note, dated December 30, 2013, issued by the Registrant, Global Telecom & Technology Americas, Inc., WBS Connect LLC, PacketExchange Inc., PacketExchange (USA), Inc., Communication Decisions-SNVC, LLC, Core180, LLC, Electra Ltd., IDC Global, Inc., NT Network Services, LLC, and nLayer Communications, Inc., to Plexus Fund QP III, L.P.

10.38 (21)
Warrant Purchase and Exercise Agreement, dated as of August 6, 2014, by and among the Registrant, BIA Digital Partners SBIC II LP, BNY Mellon-Alcentra Mezzanine III, L.P., Plexus Fund II, L.P. and GTT Communications, Inc.

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

+	Denotes a management or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 21, 2011, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 4, 2012, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 19, 2006, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 10, 2007, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 10, 2011, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) filed January 26, 2005, and incorporated herein by reference.
(8)	Previously filed as Annex E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 2, 2006, and incorporated herein by reference.
(9)	Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2011, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed August 4, 2008, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed September 16, 2011, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 29, 2012, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 12, 1010, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 23, 2011, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed April 3, 2013, and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 6, 2013, and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed November 7, 2013, and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed January 6, 2014, and incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed March 19, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT COMMUNICATIONS, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: March 13, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 13, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

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
Theodore B. Smith, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GTT Communications, Inc.
We have audited the accompanying consolidated balance sheets of GTT Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. GTT Communications, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTT Communications, Inc. and subsidiaries' as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTT Communications, Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Vienna, VA
March 13, 2015

GTT Communications, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49,256	$5,785
Accounts receivable, net of allowances of $878 and $702, respectively	29,328	22,305
Deferred contract costs	2,351	1,975
Prepaid expenses and other current assets	3,913	2,878
Total current assets	84,848	32,943
Property and equipment, net	25,184	20,450
Intangible assets, net	58,630	43,618
Other assets	7,933	7,726
Goodwill	92,683	67,019
Total assets	$269,278	$171,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,336	$20,983
Accrued expenses and other current liabilities	35,464	26,999
Short-term debt	6,188	6,500
Deferred revenue	8,340	6,797
Total current liabilities	70,328	61,279
Long-term debt	117,438	85,960
Deferred revenue	766	1,480
Warrant liability	—	12,295
Other long-term liabilities	3,180	1,232
Total liabilities	191,712	162,246
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 33,848,543, and 23,311,023 shares issued and outstanding as of December 31, 2014 and 2013, respectively	3	2
Additional paid-in capital	167,678	76,014
Accumulated deficit	(89,205)	(66,226)
Accumulated other comprehensive loss	(910)	(280)
Total stockholders' equity	77,566	9,510
Total liabilities and stockholders' equity	$269,278	$171,756

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31, 2014	December 31, 2013
Revenue:
Telecommunications services	$207,343	$157,368

Operating expenses:
Cost of telecommunications services	128,086	102,815
Selling, general and administrative expense	45,613	31,675
Restructuring costs, employee termination and other items	9,425	7,677
Depreciation and amortization	24,921	17,157

Total operating expenses	208,045	159,324

Operating loss	(702)	(1,956)

Other expense:
Interest expense, net	(8,454)	(8,408)
Loss on debt extinguishment	(3,104)	(706)
Other expense, net	(8,636)	(11,724)

Total other expense	(20,194)	(20,838)

Loss before income taxes	(20,896)	(22,794)

Income tax expense (benefit)	2,083	(2,005)

Net loss	$(22,979)	$(20,789)

Loss per share:
Basic	$(0.85)	$(0.95)
Diluted	$(0.85)	$(0.95)

Weighted average shares:
Basic	27,011,381	21,985,241
Diluted	27,011,381	21,985,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended
	December 31, 2014	December 31, 2013

Net loss	$(22,979)	$(20,789)

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(630)	453
Comprehensive loss	$(23,609)	$(20,336)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

Share-based compensation for options issued	—	—	363	—	—	363

Share-based compensation for restricted stock issued	722,357	—	1,103	—	—	1,103

Tax witholding related to the vesting of restricted stock units	(32,297)	—	(120)	—	—	(120)

Shares issued in connection with acquisition earn-out	356,122	—	1,650	—	—	1,650

Stock issued in private offering	2,060,595	—	6,182	—	—	6,182

Stock options exercised	92,125	—	43	—	—	43

Stock issued on debt extinguishment	982,356	—	3,586	—	—	3,586

Net loss	—	—	—	(20,789)	—	(20,789)

Foreign currency translation	—	—	—	—	453	453

Balance, December 31, 2013	23,311,023	2	76,014	(66,226)	(280)	9,510

Share-based compensation for options issued	—	—	883	—	—	883

Share-based compensation for restricted stock issued	1,030,482	—	1,535	—	—	1,535

Tax witholding related to the vesting of restricted stock units	(147,025)	—	(1,591)	—	—	(1,591)

Shares issued in connection with acquisition earn-out	306,122	—	3,704	—	—	3,704

Shares issued in connection with acquisitions	325,438	—	3,884	—	—	3,884

Cashless exercise of warrants	913,749	—	9,576	—	—	9,576

Stock issued in offerings, net of offering costs	7,475,000	1	72,679	—	—	72,680

Stock options exercised	633,754	—	994	—	—	994

Net loss	—	—	—	(22,979)	—	(22,979)

Foreign currency translation	—	—	—	—	(630)	(630)

Balance, December 31, 2014	33,848,543	$3	$167,678	$(89,205)	$(910)	$77,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,979)	$(20,789)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,921	17,157
Shared-based compensation	2,418	1,466
Debt discount amortization	420	601
Change in fair value of warrant liability	6,857	8,658
Loss on debt extinguishment	3,104	706
Change in fair value of acquisition earn-out	1,554	1,978
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,965)	485
Deferred contract costs	251	(619)
Prepaid expenses and other current assets	(804)	5,252
Other assets	(2,795)	(4,533)
Accounts payable	(14,235)	604
Accrued expenses and other current liabilities	(5,063)	(6,987)
Deferred revenue and other long-term liabilities	1,189	(1,300)
Net cash (used in) provided by operating activities	(10,127)	2,679

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(37,488)	(51,884)
Purchases of customer lists	(206)	(4,042)
Purchases of property and equipment	(5,819)	(4,053)
Net cash used in investing activities	(43,513)	(59,979)

Cash flows from financing activities:
Repayment of promissory note	—	(237)
Proceeds from line of credit	3,000	3,000
Repayment of line of credit	(6,000)	—
Proceeds from term loan	125,000	65,794
Repayment of term loan	(63,124)	(28,544)
Proceeds from mezzanine debt	1,500	11,651
Repayment of mezzanine debt	(31,000)	—
Repayment of warrant liability	(9,576)	—
Repayment of subordinate notes payable	—	(85)
Tax withholding related to the vesting of restricted stock units	(1,591)	(120)
Exercise of stock options	994	43
Stock issued in offering, net of offering costs	72,680	6,182
Net cash provided by financing activities	91,883	57,684

Effect of exchange rate changes on cash	5,228	675

Net increase in cash and cash equivalents	43,471	1,059

Cash and cash equivalents at beginning of year	5,785	4,726

Cash and cash equivalents at end of year	$49,256	$5,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,976	$7,412

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$43,919	$64,092
Fair value of liabilities acquired	$20,284	$36,152
Shares issued in connection with the extinguishment of subordinated notes and accrued interest thereon	$—	$2,880
Shares issued in connection with acquisition earn-out	$3,704	$1,650
Shares issued in connection with acquisitions	$3,884	$—
Cashless exercise of warrants	$9,576	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT is a Delaware corporation which was incorporated on January 3, 2005. GTT operates a global Tier 1 IP network connecting clients to locations and cloud applications around the world. We seek to further extend our network globally while delivering exceptional client service with simplicity, speed and agility.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates to be made by management include allowances for doubtful accounts, valuation of goodwill and other long-lived assets, accrual for billing disputes, and valuation of equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Segment Reporting

The Company reports operating results and financial data in one operating and reportable segment. The Company manages its business as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding geographic markets and selected products or services are discussed for purposes of promoting an understanding of the Company's complex business, the Company manages its business and allocates resources at the consolidated level of a single operating segment.

Revenue Recognition

We deliver three primary services to our customers—EtherCloud, our flexible Ethernet-based connectivity service; Internet Services, our reliable, high bandwidth internet connectivity services; and Managed Services, our provision of fully managed network services so organizations can focus on their core business. Our extensive network and broad geographic reach enable us to cost-effectively deliver the bandwidth, scale and security demanded by our customers. Certain of the Company’s current revenue activities have features that may be considered multiple elements. The Company believes that there is insufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, revenue is recorded ratably over the term of the arrangement.

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

Universal Service Fund (USF), Gross Receipts Taxes and Other Surcharges

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. The Company records taxes applicable on a net basis.

Translation of Foreign Currencies

These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average exchange rate prevailing during the periods reported.

A summary of exchange rates used is as follows:

	U.S. Dollar / British Pounds Sterling		U.S. Dollar / Euro
	2014	2013	2014	2013
Closing exchange rate at December 31	1.55	1.65	1.22	1.38

Average exchange rate during the period	1.65	1.56	1.33	1.33

Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the consolidated statements of operations in other expense.

Other Expense, Net

The Company recognized other expense, net, of $8.6 million and $11.7 million for the years ended December 31, 2014 and 2013, respectively. The following table presents other expense, net by type:

	2014	2013
Change in fair value of warrant liability	$6,857	$8,658
Change in fair value of acquisition earn-outs	1,554	1,978
Other	225	1,088
	$8,636	$11,724

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. The Company writes off accounts receivable when they become uncollectible. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. The total allowance for doubtful accounts was $0.9 million and $0.7 million as of December 31, 2014 and 2013, respectively.

Other Comprehensive Loss

In addition to net loss, comprehensive loss includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Share-Based Compensation

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013, included compensation expense for share-based payment awards based on the grant date fair value with the expense recognized on a straight-line over the requisite service period.

The Company uses the Black-Scholes option-pricing model to determine the fair value of its awards at the time of grant.

Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Accounting for Derivative Instruments

Derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities, measured at fair value. The Company issued warrants to the Mezzanine Note Holders which have been recorded as a liability with the fair value of the liability being remeasured on a quarterly basis. As of December 31, 2014, the warrant liability has been extinguished in full. The warrant liability was extinguished in August 2014 in connection with the refinancing transaction described in Note 5. Through the date of the extinguishment, the warrant liability was marked to market which resulted in a loss of $6.9 million in 2014. The balance of the warrant liability immediately before the extinguishment was $19.2 million. As of December 31, 2013, the warrant liability was marked to market which resulted in a loss of $8.7 million in 2013. The balance of the warrant liability was $12.3 million at December 31, 2013. See Note 5 for additional information.

Income Taxes

The Company provides for income taxes as a "C" corporation on income earned from operations. The Company is subject to federal, state, and foreign taxation in various jurisdictions.

Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are computed based on the difference between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates and laws for the years in which these items are expected to reverse. If management determines that some portion or all of a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is recorded as a component of the income tax provision to reduce the deferred tax asset to an appropriate level in that period. In determining the need for a valuation allowance, management considers all positive and negative evidence, including historical earnings, projected future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback periods, and prudent, feasible tax-planning strategies.

The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company’s federal, state and international tax returns for 2011, 2012, 2013 and 2014 are still open. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the consolidated statements of operations as other general and administrative costs.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2014	2013
Numerator for basic and diluted EPS – loss available to common stockholders	$(22,979)	$(20,789)
Denominator for basic EPS – weighted average shares	27,011,381	21,985,241
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted average shares	27,011,381	21,985,241

Loss per share: basic	$(0.85)	$(0.95)
Loss per share: diluted	$(0.85)	$(0.95)

The table below details the anti-dilutive common share items that were excluded in the computation of earnings per share (amounts in thousands):

	Year Ended December 31,
	2014	2013
BIA warrant	—	1,055
Plexus warrant	—	960
Alcentra warrant	—	329
Stock options	1,363	1,698
Totals	1,363	4,042

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet our internal needs and cloud based applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method. Depreciation on these assets is computed over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Depreciable lives used by the Company for its classes of assets are as follows:

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

Goodwill and Intangible Assets
The Company assesses goodwill for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of October 1, 2014, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the fiscal years ended December  31, 2014, and 2013 the Company did not record any goodwill impairment.

Intangible assets consist of customer relationships, restrictive covenants related to employment agreements, license fees and a trade name. Customer relationships and restrictive covenants related to employment agreements are amortized, on a straight-line basis, over periods of up to seven years. Point-to-point FCC Licenses are accounted for as definite lived intangibles and amortized over the average remaining useful life of such licenses which approximates three years. The trade name is not amortized, but is tested on at least an annual basis as of October 1 unless interim indicators of impairment exist. The trade name is considered to be impaired when the net book value exceeds its estimated fair value. As of October 1, 2014 the Company performed its annual impairment test of the trade name, and concluded that the fair value of the trade name was greater than the carrying amount. The Company used the relief from royalty method for valuation. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings.

Business Combinations

The Company includes the results of operations of the businesses that it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Concentrations of Credit Risk

Financial instruments potentially subjecting the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. At times during the periods presented, the Company had funds in excess of $250,000 insured by the U.S. Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. As of December 31, 2014, approximately $45.2 million of the Company’s deposits were held at institutions as balances in excess of the U.S. Federal Deposit Insurance Corporation and international insured deposit limits for those institutions. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company's trade receivables, which are unsecured, are geographically dispersed. No customers' trade receivable balance as of December 31, 2014 and 2013 exceeded 10% of the Company's consolidated accounts receivable, net.

For the years ended December 31, 2014 and 2013, no single customer exceeded 10% of total consolidated revenue.

Fair Value of Financial Instruments

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

The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the consolidated balance sheet date and approximates the carrying value of such debt.

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

For the year ended December 31, 2014, open disputes totaled approximately $6.9 million. Based upon its experience with each vendor and similar disputes in the past, and based upon management review of the facts and contract terms applicable to each dispute, management has determined that the most likely outcome is that the Company will be liable for approximately $2.1 million in connection with these disputes as of December 31, 2014. As of December 31, 2013, open disputes totaled approximately $7.3 million and the Company determined the liability from these disputes to be $2.3 million.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 606, Revenue From Contracts With Customers. The guidance in ASC 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASC 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is assessing the impact of ASC 606 and will adopt the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.

On August 27, 2014, the FASB issued an Accounting Standard Update ("ASU") 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern". The impact of adopting this guidance on January 1, 2017 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 — ACQUISITIONS

Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective date of each respective acquisition.

2014

UNSi

On October 1, 2014, the Company acquired 100% of the issued and outstanding stock in United Networks Services, Inc. ("UNSi"), a Delaware corporation. UNSi delivers high capacity Ethernet and MPLS wide-area-network solutions, internet services and a broad range of managed services. The Company paid the shareholders of UNSi an aggregate of $35.4 million, payable in a combination of cash and 231,539 shares of common stock of the Company.  $2.6 million of the purchase price is being withheld by the Company for one year following the closing of the acquisition as security for UNSi's indemnification obligations under the Merger Agreement.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of UNSi has been preliminarily allocated to UNSi's assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, October 1, 2014. The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis. In accordance with US GAAP, the Company expects to finalize these amounts before October 1, 2015. The following table summarizes the purchase price and the preliminary allocation of assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

Amounts in thousands
Purchase Price:
Total cash consideration	$29,978
Total holdback	2,568
Total stock consideration	2,884
Fair value of liabilities assumed	16,052
Total consideration	$51,482

Purchase Price Allocation:
Acquired Assets
Current assets	$4,292
Property and equipment	8,181
Intangible assets	17,605
Total fair value of assets acquired	30,078
Goodwill	21,404
Total consideration	$51,482

Intangible assets acquired include $15.9 million related to customer relationships with a weighted-average useful life of five years and $1.7 million related to point-to-point FCC licenses with a useful life of three years. The customer relationships and license fees are amortized on a straight-line basis based on the expected period of benefit.

Amortization expense of $0.8 million has been recorded for the year ended December 31, 2014. Estimated amortization expense related to intangible assets created as a result of the UNSi acquisition for each of the years subsequent to December 31, 2014, is as follows (amounts in thousands):

2015	$3,914
2016	3,743
2017	3,604
2018	3,188
2019	2,391
Total	$16,840

Goodwill in the amount of $21.4 million was recorded as a result of the acquisition of UNSi. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Substantially all of the goodwill is deducible for tax purposes.

The following schedule presents unaudited consolidated pro forma results of operations as if the UNSi acquisition had occurred on January 1, 2013. This information does not purport to be indicative of the actual results that would have occurred if the UNSi acquisition had actually been completed on January 1, 2013, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Year Ended December 31,
	2014	2013
Amounts in thousands, except per share and share data
Revenue	$252,642	$206,811

Net loss	$(31,639)	$(33,829)

Net loss per share:
Basic	$(1.17)	$(1.54)
Diluted	$(1.17)	$(1.54)

Basic	27,011,381	21,985,241
Diluted	27,011,381	21,985,241

2013

IDC

On February 1, 2013, the Company entered into a stock purchase agreement with IDC Global Incorporated ("IDC"), a privately held company in Chicago. IDC owns and operates two data center facilities and its own metro optical fiber network in Chicago. The two data center facilities' fiber connects to 350 East Cermak, which is the largest multi-story data center property in the world. IDC provides cloud networking, co-location, and managed cloud services with a focus on providing multi-location enterprises with a complete portfolio of cloud infrastructure services.

Pursuant to the agreement, the Company acquired 100% of the issued and outstanding shares of capital stock of IDC for cash consideration paid of $3.6 million. The Company estimated the fair value of IDC’s assets and liabilities based on discussions with IDC’s management, due diligence and information presented in financial statements. The following table summarizes the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

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

Goodwill in the amount of $0.8 million was recorded as a result of the acquisition of IDC. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is deductible for tax purposes.

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

Pursuant to the agreement, the Company paid Inteliquent cash consideration of $49.2 million for the Interests, subject to a net working capital adjustment and an adjustment based on the cash and cash equivalents and amount of indebtedness of Tinet immediately prior to the acquisition. In addition, the Company will provide certain services to Inteliquent without charge for up to three years after the closing.  These services are provided under a separate service agreement that is valued at $2.0 million.

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of Tinet has been allocated to Tinet's assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, April 30, 2013. The Company estimated the fair value of the acquired companies assets and liabilities based on discussions with management, due diligence and information presented in financial statements. The following table summarizes the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

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

Goodwill in the amount of $16.5 million was recorded as a result of the acquisition of Tinet. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is deductible for tax purposes.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

On October 1, 2014, the Company completed its annual goodwill impairment testing. The Company performed a Step 1 fair value impairment test and determined that the fair value of the reporting unit is greater than its carrying amount; therefore, the Company concluded that no impairment existed.

The Company recorded goodwill in the amount of $25.7 million in 2014, in connection with businesses added. During the quarter ended December 31, 2014, the Company recorded goodwill in the amount of $21.4 million in connection with the UNSi acquisition and $15.9 million of the purchase price was allocated to intangible assets related to customer relationships and $1.7 million related to point-to-point FCC license fees. The intangible assets related to customer relationships and the FCC licenses are subject to a straight-line amortization.

In accordance with GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (amounts in thousands):

Balance, January 1, 2013	$49,793
Goodwill associated with the acquisitions	17,226
Balance, December 31, 2013	67,019
Goodwill associated with the acquisitions	25,664
Balance, December 31, 2014	$92,683

The following table summarizes the Company’s intangible assets as of December 31, 2014 and December 31, 2013 (amounts in thousands):

		December 31, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$85,759	$29,639	$56,120
Non-compete agreements	3-5 years	4,331	4,147	184
Point-to-point FCC License fees	3 years	1,665	139	1,526
Trade name (non-amortizing)	N/A	800	—	800
		$92,555	$33,925	$58,630

		December 31, 2013
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	4-7 years	$58,611	$16,218	$42,393
Non-compete agreements	4-5 years	4,331	3,906	425
Trade name (non-amortizing)	N/A	800	—	800
		$63,742	$20,124	$43,618

Amortization expense was $13.8 million and $10.2 million for the years ended December 31, 2014 and 2013, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2014 in each of the years subsequent to December 31, 2014 is as follows (amounts in thousands):

2015	$16,756
2016	15,668
2017	13,858
2018	8,110
2019	3,438
Total	$57,830

NOTE 5 — DEBT

The following summarizes the debt activity of the Company during the year ended December 31, 2014 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan	Line of Credit	Mezzanine Notes
Debt obligation as of December 31, 2013	$92,460	$61,750	$—	$3,000	$27,710
Issuance	129,500	110,000	15,000	3,000	1,500
Debt discount amortization	420	—	—	—	420
Debt discount extinguishment	1,370	—	—	—	1,370
Payments	(100,124)	(63,124)	—	(6,000)	(31,000)
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000	$—	$—

Estimated annual commitments for debt maturities are as follows at December 31, 2014 (amounts in thousands):

Total Debt
2015	$6,188
2016	10,120
2017	12,331
2018	12,203
2019	82,784
Total	$123,626

Senior Term Loan, Delayed Draw Term Loan and Line of Credit

On August 6, 2014, the Company completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the First Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, provides for $110.0 million in term loans; a $15.0 million revolving credit facility; an available $15.0 million delayed draw term loan ("DDTL"); and an available uncommitted $30.0 million incremental term loan. The maturity of the facilities under the Credit Agreement, as amended, were extended to August 6, 2019. The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. Additionally, the Company is in compliance with the reporting and financial covenants stated in the Credit Agreement.

On September 30, 2014, the Company drew $15.0 million on the DDTL, no amounts had been drawn on the revolving credit facility nor the uncommitted incremental term loan. The DDTL facility will be repaid on a quarterly basis starting March 31, 2016 at 1.875% of the aggregate outstanding balance, increasing to 2.5% of the aggregate outstanding balance starting December 31, 2016, with any remaining amount due on August 6, 2019. The term loan of $110.0 million will be repaid on a quarterly basis starting December 31, 2014 at $1.4 million of the aggregate outstanding balance, increasing to $2.1 million on December 31, 2015, and lastly increasing to $2.7 million on December 31, 2016, with any remaining amount due on August 6, 2019.

In connection with the Refinancing Transaction, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and portions of the deferred financing costs of the Credit Agreement, as amended, that do not qualify for deferral of $1.4 million. These amounts are reflected in Loss on Debt Extinguishment.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to our net leverage ratio. As of December 31, 2014, the interest rate was 4.5%.

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

Warrants

On August 6, 2014, in conjunction with the Refinancing Transaction, the Company entered into an agreement with the Note Holders that extinguished the entire balance of the warrant liability of $19.2 million (the "Warrant Purchase and Exercise Agreement"). Under the Warrant Purchase and Exercise Agreement, the Note Holders agreed to sell 1,172,080 of their outstanding Warrants (or 50% of the total outstanding warrants) to the Company for $9.6 million. In addition, the Mezzanine Note Holders agreed to exercise the remaining 1,172,080 warrants on a cash-less basis into 913,749 common shares of the Company.

NOTE 6 — FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements establishes a three-tier hierachy which prioritizes the inputs used in measuring fair value.

The Company considers the valuation of its warrant liability as a level 3 liability based on unobservable inputs. The Company uses the Black-Scholes pricing model to measure the fair value of the warrant liability. During the the year ending December 31, 2014, the model required the input of highly subjective assumptions including volatility of 63%, expected term of 3 years, and risk-free interest rate of 0%.

Certain sellers may elect to receive up to one-half of the post-closing payments to which they become entitled in the form of common stock of the Company.  The Company considers the valuation of the earn-outs as a level 3 liability based on unobservable inputs and measures the fair value of the option to take the stock using the Black-Scholes pricing model.  During the year ending December 31, 2014, the model required the input of highly subjective assumptions including volatility of 60%, expected term of 3 months, and a risk-free interest rate of 0.1%.   This earn-out was settled in full in April 2014.

The remaining earn-out liability in 2014 relates to business acquisitions in which the sellers will receive a cash payout based upon the performance of the entity we acquired. There have been no changes to the fair value of this contingent consideration in 2014.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 and 2013 respectively (amounts in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-out	$—	$—	$3,374	$3,374

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$12,295	$12,295
Acquisition earn-out	$—	$—	$2,900	$2,900

Rollforward of level 3 liabilities are as follows (amounts in thousands):

Warrant Liability

Balance, December 31, 2012	$2,288
Issuance of warrants	1,349
Change in fair value	8,658
Balance, December 31, 2013	12,295
Paid in cash	(9,576)
Settled in shares	(9,576)
Change in fair value	6,857
Issuance of warrants	—
Balance, December 31, 2014	$—

Acquisition Earn-outs

Balance, December 31, 2012	$6,200
Paid in cash	(3,628)
Settled in shares	(1,650)
Change in the fair value	1,978
Balance, December 31, 2013	2,900
Paid in cash	(1,155)
Settled in shares	(3,704)
Change in fair value	1,554
Incurred	3,779
Balance, December 31, 2014	$3,374

Assets and liabilities measured at a fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3). There were no impairments recorded during the years ended December 31, 2014 and 2013.

NOTE 7 — PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Network equipment	$44,218	$30,485
Computer software	3,468	3,423
Leasehold improvements	2,094	757
Furniture and fixtures	253	259
Property and equipment, gross	50,033	34,924
Less accumulated depreciation and amortization	(24,849)	(14,474)
Property and equipment, net	$25,184	$20,450

Depreciation expense associated with property and equipment was $11.1 million and $6.9 million for the years ended December 31, 2014 and 2013, respectively.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Accrued compensation and benefits	$4,385	$4,257
Accrued interest payable	—	379
Accrued taxes	2,446	3,407
Accrued carrier costs	14,359	13,085
Acquisition earn-outs and holdbacks	5,942	2,900
Accrued restructuring	2,101	755
Accrued other	6,231	2,216
	$35,464	$26,999

NOTE 9 — INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2014 and 2013 are as follows (amounts in thousands):

	2014	2013
Current:
Federal	$—	$—
State	83	(8)
Foreign	1,215	720
Subtotal	1,298	712
Deferred:
Federal	(2,712)	(6,000)
State	(552)	(803)
Foreign	937	1,439
Subtotal	(2,327)	(5,364)
Change in valuation allowance	3,112	2,647
Provision for income taxes	$2,083	$(2,005)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31, 2014 and 2013:

	2014	2013
U.S. federal statutory income tax rate	35.00%	35.00%
Permanent items	(2.79)%	(10.23)%
State taxes, net of federal benefit	(0.43)%	(0.13)%
Foreign tax rate differential	2.04%	1.55%
Warrant extinguishment	(27.79)%	—%
Change in valuation allowance	(15.09)%	(14.17)%
Unrecognized tax positions	(1.53)%	(1.31)%
Italian IRAP tax	1.38%	(1.6)%
Prior year AMT	—%	0.11%
Return to provision adjustments	(0.87)%	(0.29)%
Effective Tax Rate	(10.08)%	8.93%

In 2014, loss before income taxes of $20.9 million consisted of $25.3 million domestic loss and $4.4 million foreign income. In 2013, loss before income taxes of $22.8 million consisted of $23.6 million domestic loss and and $0.8 million foreign income.

As of December 31, 2014, the Company has net operating loss ("NOL") carryforwards of approximately $72 million for tax purposes which will be available to offset future income. The NOL carryforwards consist of $15.4 million in foreign NOL carryforwards, which have an indefinite carryforward period and $56.6 million in U.S. NOL carryforward. If not used, the US carryforwards will expire between 2020 and 2034. The Company's U.S. NOL carryforward are limited under Section 382 of the Internal Revenue Code ("IRC"). In future periods, an aggregate, tax effected amount of $2.2 million of NOL's will be recorded to Additional paid-in-capital when carried forward excess tax benefits from stock based compensation are utilized to reduce future cash tax payments.

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (amounts in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$24,735	$8,442
Capital loss and trade deficit loss carryforwards	678	745
Allowance for doubtful accounts	1,683	860
Fixed assets	1,972	286
Intangible Assets	—	5,585
Mark to market adjustment	—	3,794
Stock compensation	984	671
Miscellaneous items	1,389	1,435
Total deferred tax assets before valuation allowance	31,441	21,818
Less: Valuation allowance	(23,756)	(19,806)
Total deferred tax assets	7,685	2,012
Deferred tax liabilities:
Intangibles	5,887	—
Miscellaneous items	942	239
Total deferred tax liabilities	6,829	239
Net deferred tax liability	$(856)	$(1,773)

The Company currently has significant deferred tax assets primarily resulting from NOL carryforwards. The significant increase in NOL as of December 31, 2014 resulted from acquired NOL as a result of the acquisitions in 2014. As of December 31, 2014, the Company provided a full valuation allowance against its net US deferred tax assets since, based on the application of the criteria in

ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of December 31, 2014, the Company determined to maintain valuation allowance in the US and Italy. The Company will continue to evaluate the need a valuation allowance in the other foreign jurisdictions.

Foreign earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided theron.

The Company applies guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits the Company to recognize a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is more likely than not to be realized upon settlement. The Company has performed an analysis of all open years, December 31, 2009 to December 31, 2014 and the expected tax positions to be taken at the balance sheet date. At December 31, 2014, approximately $2.2 million of unrecognized tax benefits including penalties and interest in conjunction with its activities in certain countries where a permanent establishment may give rise to corporate income taxes. Of the $2.2 million recorded, $1.5 million was established through purchase price accounting on 2013. The gross unrecognized tax benefit amount is not expected to materially change in the next 12 months. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2014	2013
Balance, January 1	$1,851	$—
Changes for tax positions of prior years	—	1,851
Increases for tax positions related to the current year	342	—
Settlements and lapsing of statues of limitations	(26)	—
Balance, December 31	$2,167	$1,851

NOTE 10 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the year ended December 31, 2014, the Company incurred $6.1 million in costs associated with the UNSi acquisition, including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses. In addition, the Company recorded a $3.3 million litigation settlement for the Artel LLC litigation as a restructuring cost during the year ended December 31, 2014.

The restructuring charges and accruals established by the Company are summarized as follows for the year ended December 31, 2014 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, December 31, 2014

Employment costs	$3,725	$3,495	$230
Professional fees	1,003	332	671
Integration expenses	100	75	25
Travel and other expenses	1,297	122	1,175
Total	$6,125	$4,024	$2,101

During the year ended December 31, 2013, the Company incurred $7.7 million in costs associated with executing and closing the IDC and Tinet acquisitions, including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses.

The restructuring charges and accruals established by the Company, and activities related thereto, are summarized as follows for the year ended December 31, 2013 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, December 31, 2013

Employment costs	$4,600	$4,564	$36
Professional fees	1,565	1,246	319
Integration expenses	1,282	891	391
Travel and other expenses	230	221	9
Total	$7,677	$6,922	$755

The $0.8 million accrued for at December 31, 2013 was paid by March 31, 2014.

NOTE 11 — EMPLOYEE STOCK-BASED COMPENSATION BENEFITS

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

Stock Options

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates at the time of grant appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The Company uses the simplified method to estimate the options’ expected term. Assumptions used in the calculation of the stock option expense were as follows:

	2014	2013
Volatility	62.2% - 63.2%	60.2% - 63.4%
Risk free rate	1.7% - 2.0%	1.0% - 1.9%
Term	6.25	6.25
Dividend yield	—%	—%

Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2014 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeiture assumptions were based upon management’s estimate.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

During the years ended December 31, 2014 and 2013, the Company recognized compensation expense related to stock options of $0.9 million and $0.4 million, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

During the year ended December 31, 2014, 459,450 options were granted pursuant to the Plan. The following table summarizes information concerning options outstanding as of December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	1,697,500	$2.09	$0.47	7.31	$7,962,468
Granted	459,450	12.44	7.35	9.31	—
Exercised	(633,754)	1.67	1.10	5.12	1,278,434
Forfeited	(159,736)	4.98	2.85	8.18	1,606,253
Balance, December 31, 2014	1,363,460	$5.41	$3.17	7.52	$10,664,023
Exercisable	557,305	$1.83	$1.12	6.09	$6,355,069

As of December 31, 2014, the vested portion of share-based compensation expense was $0.6 million. As of December 31, 2014, the unvested portion of share-based compensation expense attributable to stock options and the period in which such expense is expected to vest and be recognized is as follows (amounts in thousands):

2015	$880
2016	983
2017	840
2018	240
Total	$2,943

The fair value of share-based compensation for options that vested as of December 31, 2014 was $2.9 million.

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

Restricted Stock

The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting periods. During the year ended December 31, 2014 and 2013, the Company recognized compensation expense related to restricted stock of $1.5 million and $1.1 million, respectively, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

Following table summarizes restricted stock activity during the years ended December 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested Balance at January 1,	976,938	$2.96	660,001	$1.66
Granted	1,016,902	12.48	727,357	3.58
Forfeited	(142,503)	12.57	(5,000)	3.40
Vested	(405,762)	10.88	(405,420)	5.02
Nonvested Balance at December 31,	1,445,575	$10.92	976,938	$2.96

As of December 31, 2014, the non-vested portion of share-based compensation expense attributable to restricted stock amounts to $1.5 million which is expected to vest and be recognized during a weighted-average period of 10.8 years.

NOTE 12 — DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the IRC that covers substantially all U.S. based employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. During 2014 and 2013, the Company matched 40% of employees’ contributions to the plan. The Company’s 401(k) expense was $239,000 in 2014 and $179,000 in 2013.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Office Space and Operating Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company is currently headquartered in McLean, Virginia and has 8 offices throughout the United States, 5 offices in Europe and one office in Hong Kong.

The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $2.1 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

 Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2014 (amounts in thousands):

	Office Space	Other

2015	$2,411	$574
2016	2,079	474
2017	2,078	474
2018	1,211	—
2019	1,200
2020 and beyond	794
	$9,773	$1,522

Commitments - Supply agreements

As of December 31, 2014, the Company had supplier agreement purchase obligations of $58.6 million associated with the telecommunications services that the Company has contracted to purchase from its vendors. The Company’s contracts are generally such that the terms and conditions in the vendor and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under supplier contractual agreements are as follows at December 31, 2014 (amounts in thousands):

Supplier Agreements

2015	$11,431
2016	15,670
2017	21,662
2018	1,025
2019	2,740
2020 and beyond	6,085
$58,613

If a customer disconnects its service before the term ordered from the vendor expires, and if GTT were unable to find another customer for the capacity, GTT may be subject to an early termination liability. Under standard telecommunications industry practice (commonly referred to in the industry as “portability”), this early termination liability may be waived by the vendor if GTT were to order replacement service with the vendor of equal or greater value to the service canceled. Additionally, the Company maintains some fixed network costs and from time to time, if it deems portions of the network are not economically beneficial, the Company may disconnect those portions and potentially incur early termination liabilities.

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2014 and 2013, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $2.2 million and $4.3 million, respectively.

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

NOTE 14 — FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The Company’s financial data by geographic area is as follows:

	US	ITALY	UK	OTHER	Total GTT
2014
Revenues by geographic area	$118,966	$56,547	$27,092	$4,738	$207,343
Long-lived assets at December 31	$126,762	$38,172	$9,840	$1,723	$176,497
2013
Revenues by geographic area	$88,995	$39,959	$23,481	$4,933	$157,368
Long-lived assets at December 31	$73,462	$46,510	$11,109	$6	$131,087

NOTE 15 — SUBSEQUENT EVENT

On February 19, 2015, the Company entered into a definitive agreement to acquire the Managed Services business of MegaPath Corporation, which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients.

Under the terms of the agreement, the Company will pay $144.8 million in cash and 610,843 shares of the Company's common stock for the acquisition. The Company expects to close on the acquisition on, or around, April 1, 2015 after obtaining regulatory approvals.