Form 10-Q
period 2015-03-31
GTT Communications, Inc.
filed 2015-05-07
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number 001-35965
GTT Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2096338
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7900 Tysons One Place
Suite 1450
McLean, Virginia 22102
(Address including zip code of principal executive offices)

(703) 442-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 7, 2015, 34,857,446 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$52,087	$49,256
Accounts receivable, net of allowances of $871 and $878, respectively	29,084	29,328
Deferred contract costs	3,457	2,351
Prepaid expenses and other current assets	3,345	3,913
Total current assets	87,973	84,848
Property and equipment, net	22,675	25,184
Intangible assets, net	54,222	58,630
Other assets	7,672	7,933
Goodwill	92,683	92,683
Total assets	$265,225	$269,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,221	$20,336
Accrued expenses and other current liabilities	31,200	35,464
Short-term debt	7,156	6,188
Deferred revenue	8,709	8,340
Total current liabilities	68,286	70,328
Long-term debt	115,094	117,438
Deferred revenue	609	766
Other long-term liabilities	3,040	3,180
Total liabilities	187,029	191,712

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 34,026,212, and 33,848,543 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	168,701	167,678
Accumulated deficit	(88,138)	(89,205)
Accumulated other comprehensive loss	(2,370)	(910)
Total stockholders' equity	78,196	77,566
Total liabilities and stockholders' equity	$265,225	$269,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenue:
Telecommunications services sold	$62,353	$47,469

Operating expenses:
Cost of telecommunications services provided	37,697	29,888
Selling, general and administrative expense	14,869	9,656
Depreciation and amortization	7,498	5,556

Total operating expenses	60,064	45,100

Operating income	2,289	2,369

Other expense:
Interest expense, net	(1,581)	(2,410)
Other expense, net	(48)	(8,879)

Total other expense	(1,629)	(11,289)

Income (loss) before income taxes	660	(8,920)

(Benefit from) provision for income taxes	(407)	746

Net income (loss)	$1,067	$(9,666)

Income (loss) per share:
Basic	$0.03	$(0.41)
Diluted	$0.03	$(0.41)

Weighted average shares:
Basic	33,935,481	23,444,384
Diluted	34,659,757	23,444,384

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net income (loss)	$1,067	$(9,666)

Other comprehensive income (loss):
Foreign currency translation	(1,460)	(48)
Comprehensive loss	$(393)	$(9,714)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2014	33,848,543	$3	$167,678	$(89,205)	$(910)	$77,566

Share-based compensation for options issued	—	—	344	—	—	344

Share-based compensation for restricted stock issued	115,670	—	1,015	—	—	1,015

Tax withholding related to the vesting of restricted stock units	(42,528)	—	(529)	—	—	(529)

Stock options exercised	104,527	—	193	—	—	193

Net income	—	—	—	1,067	—	1,067

Foreign currency translation	—	—	—	—	(1,460)	(1,460)

Balance, March 31, 2015	34,026,212	$3	$168,701	$(88,138)	$(2,370)	$78,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$1,067	$(9,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,498	5,556
Share-based compensation	1,359	489
Debt discount amortization	—	180
Change in fair value of warrant liability	—	7,216
Change in fair value of acquisition earn-out	—	1,554
Changes in operating assets and liabilities:
Accounts receivable, net	(738)	361
Deferred contract costs	(1,167)	(853)
Prepaid expenses and other current assets	415	702
Other assets	(533)	(354)
Accounts payable	3,269	3,042
Accrued expenses and other current liabilities	(5,248)	(5,784)
Deferred revenue and other long-term liabilities	(54)	356

Net cash provided by operating activities	5,868	2,799

Cash flows from investing activities:
Purchases of property and equipment	(3,433)	(1,719)

Net cash used in investing activities	(3,433)	(1,719)

Cash flows from financing activities:
Proceeds from line of credit	—	1,000
Repayment of term loan	(1,376)	(1,625)
Proceeds from mezzanine debt	—	1,500
Tax withholding related to the vesting of restricted stock units	(529)	(842)
Exercise of stock options	193	506

Net cash (used in) provided by financing activities	(1,712)	539

Effect of exchange rate changes on cash	2,108	(163)

Net increase in cash and cash equivalents	2,831	1,456

Cash and cash equivalents at beginning of period	49,256	5,785

Cash and cash equivalents at end of period	$52,087	$7,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$498	$2,239

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. is a Delaware corporation (“GTT” and together with its consolidated subsidiaries, the “Company”)which was incorporated on January 3, 2005. The Company operates a global Tier 1 IP network connecting clients to locations and cloud applications around the world. The Company seeks to further extend its network globally while delivering exceptional client service with simplicity, speed and agility.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 13, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year 2015 or for any other interim period. The December 31, 2014 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of March 31, 2015 as compared to the significant accounting policies disclosed in Note 2, "Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31. 2014 that was filed with the SEC on March 13, 2015.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Federal Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers. The guidance in ASC Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASC Topic 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 2, 2015, the FASB proposed to defer the effective date of ASC Topic 606 by one year. The Company is assessing the impact of ASC Topic 606 and will adopt the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.

On April 7, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; however, early adoption of the amendments is permitted. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has not yet adopted the provisions in this ASU and is assessing the impact.

NOTE 3 — BUSINESS ACQUISITIONS

As discussed in the Company's Annual Report, in the fourth quarter of 2014, the Company acquired United Networks Services, Inc. ("UNSi"). The Company accounted for this acquisition as a business combination and have included its results of operations in the condensed consolidated financial statements starting on the acquisition date.

The following pro forma financial information summarizes the combined results of operations of the Company and UNSi as though it had been combined as of the beginning of fiscal 2014.

	Three Months Ended March 31,
	2015	2014
Amounts in thousands, except per share and share data
Revenue	$62,353	$62,569

Net income (loss)	$1,067	$(12,553)

Net income (loss) per share:
Basic	$0.03	$(0.54)
Diluted	$0.03	$(0.54)

Basic	33,935,481	23,444,384
Diluted	34,659,757	23,444,384

The pro forma financial information presents unaudited consolidated pro forma results of operations as if the UNSi acquisition had occurred on January 1, 2014. This information does not purport to be indicative of the actual results that would have occurred if the UNSi acquisition had actually been completed on January 1, 2014, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

There has been no change in the carrying amount of goodwill since December 31, 2014.

Intangible assets related to customer relationships and FCC licenses are subject to a straight-line amortization.

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows.

The following table summarizes the Company’s intangible assets as of March 31, 2015 and December 31, 2014 (amounts in thousands):

		March 31, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$85,759	$33,878	$51,881
Non-compete agreements	3-5 years	4,331	4,207	124
Point-to-point FCC License fees	3 years	1,695	278	1,417
Trade name (non-amortizing)	N/A	800	—	800
		$92,585	$38,363	$54,222

		December 31, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$85,759	$29,639	$56,120
Non-compete agreements	3-5 years	4,331	4,147	184
Point-to-point FCC License fees	3 years	1,665	139	1,526
Trade name (non-amortizing)	N/A	800	—	800
		$92,555	$33,925	$58,630

Amortization expense was $4.4 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2015 in each of the years subsequent to March 31, 2015 is as follows (amounts in thousands):

2015 remaining	$12,327
2016	15,678
2017	13,869
2018	8,112
2019	3,436
Total	$53,422

NOTE 5 — DEBT

The following summarizes the debt activity of the Company during the three months ended March 31, 2015 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000
Payments	(1,376)	(1,376)	—
Debt obligation as of March 31, 2015	122,250	107,250	15,000
Less: Current portion of long-term debt	(7,156)	(6,875)	(281)
Long-term debt, net of current portion	$115,094	$100,375	$14,719

Estimated annual commitments for debt maturities are as follows at March 31, 2015 (amounts in thousands):

Total Debt
2015 remaining	$4,812
2016	10,120
2017	12,331
2018	12,203
2019	82,784
Total	$122,250

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

On September 30, 2014, the Company drew down $15.0 million on the DDTL. No amounts have been drawn on the revolving credit facility nor the uncommitted incremental term loan. The DDTL facility will be repaid on a quarterly basis starting March 31, 2016 at 1.875% of the aggregate outstanding balance, increasing to 2.5% of the aggregate outstanding balance starting December 31, 2016, with any remaining amount due on August 6, 2019. The term loan of $110.0 million will be repaid on a quarterly basis starting December 31, 2014 at $1.4 million of the aggregate outstanding balance, increasing to $2.1 million on December 31, 2015, and lastly increasing to $2.7 million on December 31, 2016, with any remaining amount due on August 6, 2019.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to the Company's net leverage ratio. As of March 31, 2015, the interest rate on the term loan and the DDTL was LIBOR plus 4.25% spread or 4.5%.

The obligations under the Credit Agreement, as amended, are secured by substantially all of the Company's assets. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum consolidated fixed charge ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and leaseback transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, the Company is required to meet certain financial covenants at each quarter end, namely Maximum Consolidated Net Total Leverage and Consolidated Fixed Charge Coverage Ratio. Both these financial covenants were amended on April 1, 2015, when the Company entered into an amended credit agreement, which amended the Credit Agreement, dated as of August 6, 2014 (refer to Note 12). As of March 31, 2015, the Company was compliant with these covenants.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

The fair value hierarchy consists of three broad levels, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). The following section describes the valuation methodologies that the Company uses to measure financial instruments at fair value.

The remaining earn-out liability as of March 31, 2015 relates to business acquisitions in which the sellers will receive a cash payout based upon the performance of the entity the Company acquired. There have been no changes to the fair value of this contingent consideration.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-outs	$—	$—	$3,224	$3,224

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Acquisition Earn-outs

Balance, December 31, 2014	$3,374
Paid in cash	(150)
Balance, March 31, 2015	$3,224

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

The Company adopted its 2011 Employee, Director and Consultant Stock Plan (the “2011 Plan” and together with the 2006 Plan, the “Plan”) in June 2011.  In addition to stock options, the Company may also grant restricted stock or other stock-based awards under the 2011 Plan. The maximum number of shares issuable over the term of the 2011 Plan is limited to 3,000,000 shares.  The 2006 Plan will continue according to its terms.

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

Stock Options

The Company recognized compensation expense for stock options of approximately $344,000 and $151,000 for the three months ended March 31, 2015 and 2014, respectively, related to stock options issued to employees and consultants, which is included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company granted to employees 85,000 and 349,700 stock options with a total fair value of $0.6 million and $2.6 million during the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock

During the three months ended March 31, 2015 and 2014, respectively, the Company granted to certain employees and members of its Board of Directors restricted stock. This includes shares issued to non-employee members of the Company’s Board of Directors who elected to be paid a portion of their annual fees in restricted stock. Total non-cash compensation expense is recorded in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

The following tables summarize the Company’s restricted stock for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Employees	Non-Employee Members of Board of Directors	Total
Three months ended March 31, 2015
Restricted stock shares granted	110	3	113
Fair value of shares granted	$1,367	$49	$1,416
Restricted stock compensation expense	$788	$227	$1,015

	Employees	Non-Employee Members of Board of Directors	Total
Three Months Ended March 31, 2014
Restricted stock shares granted	210	3	213
Fair value of shares granted	$2,621	$36	$2,657
Restricted stock compensation expense	$302	$36	$338

NOTE 8 — INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies are evaluated in determining whether it is more likely than not that deferred tax assets will be realized. On the basis of this evaluation, a valuation allowance has been provided to offset the net deferred tax assets in the US and certain foreign jurisdictions.

The Company and certain of its subsidiaries file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. The Company’s foreign jurisdictions are primarily in Italy and the United Kingdom.

The Company recorded a tax benefit of $0.4 million for the three months ended March 31, 2015. The Company recorded a $1.0 million benefit to the Company’s provision for income taxes for the three months ended March 31, 2015 related to deferred income taxes of a foreign subsidiary that were adjusted to reflect the tax attributes and temporary items as filed on the income tax return. For the three months ended March 31, 2014, the Company recorded tax expense of $0.7 million.

NOTE 9 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

During the year ended December 31, 2014, the Company incurred $6.1 million in costs associated with the acquisition of United Networks Services, Inc (“UNSi”), including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses. As of December 31, 2014, the Company had paid $4 million in cash.

No additional charges were incurred during the three months ended March 31, 2015. Approximately $1.2 million was paid during the three months ended March 31, 2015. The restructuring charges and accruals established by the Company are summarized as follows for the period ending March 31, 2015 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, March 31, 2015
Employment costs	$3,725	$3,725	$—
Professional fees	1,003	673	330
Integration expenses	100	75	25
Travel and other expenses	1,297	721	576
Total	$6,125	$5,194	$931

NOTE 10 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings (loss) per share (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted EPS – earnings (loss) available to common stockholders	$1,067	$(9,666)
Denominator for basic EPS – weighted average shares	33,935,481	23,444,384
Effect of dilutive securities	724,276	—
Denominator for diluted EPS – weighted average shares	34,659,757	23,444,384

Income (loss) per share: basic	$0.03	$(0.41)
Income (loss) per share: diluted	$0.03	$(0.41)

The table below details the anti-dilutive items that were excluded in the computation of the earnings per share (amounts in thousands):

	Three months ended March 31,
	2015	2014
BIA warrant	—	1,055
Plexus warrant	—	960
Alcentra warrant	—	329
Stock options	—	1,692
Totals	—	4,036

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As of March 31, 2015, the Company was not subject to any material legal proceedings. From time-to-time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

NOTE 12 — SUBSEQUENT EVENTS

MegaPath Acquisition

On April 1, 2015, the Company completed the acquisition of MegaPath Corporation, which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients from MegaPath Group, Inc.

The Company paid MegaPath Group, Inc. an aggregate purchase price of $152.3 million, subject to adjustment, which included the following:

•$134.8 million paid in cash and the assumption of capital leases at the closing of the transaction, subject to various post-closing adjustments related to working capital, transaction expenses and indebtedness;

•$7.5 million paid at the closing of the transaction by delivery of 610,843 unregistered shares of the Company’s common stock, par value $0.0001 per share, valued for this purpose at $12.28 per share; and

•$10.0 million paid in cash on the first anniversary of the closing, subject to reduction for any indemnification claims made by the Purchaser prior to such date.

MegaPath Corporation produced recurring revenue of approximately $124 million in 2014, which we expect to continue in 2015.

The Company expects to incur a restructuring charge in the second quarter of 2015 for severance costs, professional fees, network grooming costs, and travel expenses related to the acquisition.

Amended Credit Agreement

On April 1, 2015, the Company entered into an amended credit agreement (the "Amendment Agreement"), which amends the Credit Agreement, dated as of August 6, 2014. The Amendment Agreement provides for a term loan facility, a revolving line of credit facility, a letter of credit facility, and an uncommitted incremental credit facility.

The material amendments to the Credit Agreement implemented by the Amendment Agreement include the following:

•an increase in the term loan commitment from $110.0 million to $230.0 million;

•an increase in the revolving credit commitment from $15.0 million to $25.0 million with a letter of credit facility sublimit of $7.5 million and a new swingline loan under the revolving credit commitment with a swingline loan sublimit of $5.0 million;

•an increase in the uncommitted incremental credit facility from up to $30.0 million to $50.0 million in term loans and/or revolving credit commitments;

•extension of the maturity date of the loans to March 31, 2020; and

•adding (1) KeyBanc National Association, as the new administrative agent for the lenders and as a new lender, joint lead arranger, swingline lender and letter of credit issuer, (2) Webster Bank N.A., as a syndication agent, joint lead arranger, letter of credit issuer and a lender and (3) Pacific Western Bank, CoBank, ACB and MUFG Union Bank, N.A., as co-documentation agents.

The obligations under the Amendment Agreement are secured by substantially all of the Company's tangible and intangible assets . The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum consolidated fixed charge ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and leaseback transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Maximum Consolidated Net Total Leverage in accordance with the table below and Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 : 1 throughout the life of the loan.

Fiscal Quarters Ending	Maximum Consolidated Net Total Leverage Ratio

June 30, 2015 through December 31, 2015	4.25 : 1.00
March 31, 2016 through December 31, 2016	3.75 : 1.00
March 31, 2017 through December 31, 2017	3.25 : 1.00
March 31, 2018 through December 31, 2018	3.00 : 1.00
March 31, 2019 and all fiscal quarters thereafter	2.75 : 1.00

The interest rate on borrowings under the term loan facility is LIBOR plus 4.50% spread. The revolving credit facility margin is subject to the leveraged based pricing grid, as set forth in the Amendment Agreement; and the commitment fee is equal to 0.50% per annum of the available revolver.

The net result of the MegaPath Acquisition and the Amendment Agreement reduced the Company's available cash balance by approximately $28.2 million on April 1, 2015 and increased the total outstanding term debt to $230 million, of which approximately $11.5 million is due within the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

GTT Communications, Inc. is a Delaware corporation which was incorporated on January 3, 2005. As used in the following discussion and analysis of our financial condition and results of operations, “we”, “GTT”, the “Company”, “us”, or “our” and similar designations refer to GTT Communications, Inc. on a consolidated basis, unless otherwise indicated.

GTT operates a global Tier 1 IP network connecting clients to locations and cloud applications around the world. We seek to further extend our network globally while delivering exceptional client service with simplicity, speed and agility.

As of March 31, 2015, our customer base was comprised of over 4,000 businesses. Our five largest customers accounted for approximately 17% of consolidated revenues for the three months ended March 31, 2015.

Costs and Expenses

Our cost of revenue consists of the costs for our core network consisting of a global Layer 2 Switched Ethernet mesh network as well as IP Transit/Internet Access through over 250 Points of Presence and for network extensions from our core network using third party providers of services associated with customer services across North America; Europe, Middle East and Africa (“EMEA”) and Asia. The key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, we have agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of revenue, our most significant operating expenses are employment costs. As of March 31, 2015, we had 292 employees and full-time equivalents that comprised approximately 14% of total operating expenses.

Locations of Offices and Origins of Revenue

GTT’s headquarters are located in McLean, Virginia. We also lease corporate office space in the following cities around the world:
•North America: Chicago, IL; Denver, CO; New York, NY; East Rutherford, NJ; Dallas, TX; Scottsdale, AZ;
Lemont Furnace, PA
•Europe: London, England; Cagliari, Italy; Milan, Italy; Frankfurt, Germany; Belfast, Ireland
•Asia: Hong Kong, China

The table below presents the components of revenue for the three months ended March 31, 2015 and 2014:

Geographical Revenue	2015	2014
United States	68%	53%
Italy	20%	30%
United Kingdom	10%	15%
Other	2%	2%
Totals	100%	100%

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Note 1 to our condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014	% Change

Revenue	$62,353	$47,469	31.4%
Cost of revenue	37,697	29,888	26.1%

Gross margin	24,656	17,581	40.2%
	39.5%	37.0%	6.8%
Operating expenses, depreciation and amortization	22,367	15,212	47.0%

Operating income	$2,289	$2,369	(3.4)%

Net income (loss)	$1,067	$(9,666)	(111.0)%

Revenue. Revenue was $62.4 million and $47.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily due to the acquisition of United Network Services, Inc. ("UNSi") on October 1, 2014, which added approximately 2,000 customers. Had the UNSi acquisition been completed on January 1, 2014 our proforma revenue for the three months ended March 31, 2014 would have been approximately $62.6 million.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended March 31, 2015 were $37.7 million and $24.7 million, respectively. For the three months ended March 31, 2014, cost of revenue and gross margin were $29.9 million and $17.6 million, respectively. The cost of revenue increased due to the UNSi acquisition and the addition of new clients. Additionally, new sales and installations of services at higher gross margin percentages contributed to the growth in gross margin.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $22.4 million and $15.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase was due primarily to the UNSi acquisition with an increase in employment costs resulting from the addition of approximately 97 employees to support the additional new clients and expansion of the revenue base, as well as an increase in rent expense, travel costs, and professional fees to support the broader global organization. The increase in non-cash compensation is driven by additional expense recorded on awards where the performance criteria has been determined to be probable resulting in accelerated recognition of the expense. These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended March 31,
	2015	2014	% Change

Selling, general and administrative expenses (excluding non-cash compensation)	$13,510	$9,167	47.4%
Non-cash compensation	1,359	489	177.9%
Amortization of intangible assets	4,438	2,980	48.9%
Depreciation	3,060	2,576	18.8%
Totals	$22,367	$15,212	47.0%

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the three months ended March 31, 2015 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000
Payments	(1,376)	(1,376)	—
Debt obligation as of March 31, 2015	122,250	107,250	15,000
Less: Current portion of long-term debt	(7,156)	(6,875)	(281)
Long-term debt, net of current portion	$115,094	$100,375	$14,719

Estimated annual commitments for debt maturities are as follows at March 31, 2015 (amounts in thousands):

Total Debt
2015 remaining	$4,812
2016	10,120
2017	12,331
2018	12,203
2019	82,784
Total	$122,250

Senior Term Loan, Delayed Draw Term Loan and Line of Credit

On August 6, 2014, we completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the First Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, provides for $110.0 million in term loans; a $15.0 million revolving credit facility; an available $15.0 million delayed draw term loan ("DDTL"); and an available uncommitted $30.0 million incremental term loan. The maturity of the facilities under the Credit Agreement, as amended, were extended to August 6, 2019. Our obligations under the Credit Agreement are secured by substantially all of the Company’s tangible and intangible assets. Additionally, we are in compliance with the reporting and financial covenants stated in the Credit Agreement.

On September 30, 2014, we drew down $15.0 million on the DDTL, no amounts had been drawn on the revolving credit facility nor the uncommitted incremental term loan. The DDTL facility will be repaid on a quarterly basis starting March 31, 2016 at 1.875% of the aggregate outstanding balance, increasing to 2.5% of the aggregate outstanding balance starting December 31, 2016, with any remaining amount due on August 6, 2019. The term loan of $110.0 million will be repaid on a quarterly basis starting December 31, 2014 at $1.4 million of the aggregate outstanding balance, increasing to $2.1 million on December 31, 2015, and lastly increasing to $2.7 million on December 31, 2016, with any remaining amount due on August 6, 2019.

The interest rate on the Credit Agreement, as amended, is a LIBOR-based tiered pricing tied to our net leverage ratio. As of March 31, 2015, the interest rate on the term loan and the DDTL was LIBOR plus 4.25% spread or 4.5%.

Liquidity Assessment

Cash provided by operating activities for the three months ended March 31, 2015 and 2014 was approximately $5.9 million and $2.8 million, respectively.

Cash used in investing activities was approximately $3.4 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2015 and net cash provided by financing activities for the three months ended March 31, 2014 was approximately $0.5 million.

Management monitors cash flow and liquidity requirements on a regular basis. We assess our cash and debt requirements including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses and the anticipated growth of revenue from service arrangements. In connection with the activities associated with the services, we expect to incur expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise our operating plan and make reductions in expenses.

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of March 31, 2015, we had approximately $52.1 million in cash and cash equivalents, and our current assets were $19.7 million greater than current liabilities. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next twelve months, including the $7.2 million scheduled repayment of the senior term loan indebtedness. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

Recent Developments Affecting Liquidity

MegaPath Acquisition

On April 1, 2015, the Company completed the acquisition of MegaPath Corporation, which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients from MegaPath Group, Inc.

The Company paid MegaPath Group, Inc. an aggregate purchase price of $152.3 million, subject to adjustment, which included the following:

•$134.8 million paid in cash and the assumption of capital leases at the closing of the transaction, subject to various post-closing adjustments related to working capital, transaction expenses and indebtedness;

•$7.5 million paid at the closing of the transaction by delivery of 610,843 unregistered shares of the Company’s common stock, par value $0.0001 per share, valued for this purpose at $12.28 per share; and

•$10.0 million paid in cash on the first anniversary of the closing, subject to reduction for any indemnification claims made by the Purchaser prior to such date.

The Company expects to incur a restructuring charge in the second quarter of 2015 for severance costs, professional fees, network grooming costs, and travel expenses related to the acquisition.

Amended Credit Agreement

On April 1, 2015, the Company entered into an amended credit agreement (the "Amendment Agreement"), which amends the Credit Agreement, dated as of August 6, 2014. The Amendment Agreement provides for a term loan facility, a revolving line of credit facility, a letter of credit facility, and an uncommitted incremental credit facility.

The material amendments to the Credit Agreement implemented by the Amendment Agreement include the following:

•an increase in the term loan commitment from $110.0 million to $230.0 million;

•an increase in the revolving credit commitment from $15.0 million to $25.0 million with a letter of credit facility sublimit of $7.5 million and a new swingline loan under the revolving credit commitment with a swingline loan sublimit of $5.0 million;

•an increase in the uncommitted incremental credit facility from up to $30.0 million to $50.0 million in term loans and/or revolving credit commitments;

•extension of the maturity date of the loans to March 31, 2020; and

•adding (1) KeyBanc National Association, as the new administrative agent for the lenders and as a new lender, joint lead arranger, swingline lender and letter of credit issuer, (2) Webster Bank N.A., as a syndication agent, joint lead arranger, letter of credit issuer and a lender and (3) Pacific Western Bank, CoBank, ACB and MUFG Union Bank, N.A., as co-documentation agents.

The obligations under the Amendment Agreement are secured by substantially all of our tangible and intangible assets. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum consolidated fixed charge ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and leaseback transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Maximum Consolidated Net Total Leverage in accordance with the table below and Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 : 1 throughout the life of the loan.

Fiscal Quarters Ending	Maximum Consolidated Net Total Leverage Ratio

June 30, 2015 through December 31, 2015	4.25 : 1.00
March 31, 2016 through December 31, 2016	3.75 : 1.00
March 31, 2017 through December 31, 2017	3.25 : 1.00
March 31, 2018 through December 31, 2018	3.00 : 1.00
March 31, 2019 and all fiscal quarters thereafter	2.75 : 1.00

The interest rate on borrowings under the term loan facility is LIBOR plus 4.50% spread. The revolving credit facility margin is subject to the leveraged based pricing grid, as set forth in the Amendment Agreement; and the commitment fee is equal to 0.50% per annum of the available revolver.

The net result of the MegaPath Acquisition and the Amendment Agreement reduced the Company's available cash balance by approximately $28.2 million on April 1, 2015 and increased the total outstanding term debt to $230 million, of which approximately $11.5 million is due within the next 12 months.

Capital Structure and Resources

Our stockholders’ equity amounted to $78.2 million as of March 31, 2015, an increase of $0.6 million compared to stockholders’ equity of $77.6 million as of December 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Capital Expenditures

Our capital expenditures primarily relate to the purchase of IP infrastructure equipment and customer premise equipment to support our global network. In addition, our capital expenditures include information technology-related software and infrastructure, leasehold improvements, and office equipment in support of our operations. Our capital expenditures for the three months ended March 31, 2015 and 2014 were $3.4 million and $1.7 million, respectively, primarily related to network infrastructure and information technology-related expenditures.

Commitments and Contingencies

From time-to-time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows. Refer to Note 11 to our condensed consolidated financial statements.

Additionally, there has been no material changes to the Contractual Obligations schedule disclosed within Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” ‘could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” ‘plans,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
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
• expectations regarding the trading price of our common stock;
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

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 could have a material adverse effect on our business and our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents. As of March 31, 2015, we had $122.3 million and $52.0 million in term debt and cash and cash equivalents, respectively. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 100 basis point increase in interest rates would increase annual interest expense related to the term loan and DDTL under our Credit Agreement by approximately $1.2 million and likewise decrease our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense related to the term loan and DDTL under our Credit Agreement by approximately $4.6 million and likewise decrease our income and cash flows.

The return on our cash and cash equivalents balance as of March 31, 2015 and 2014 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We do not use derivative financial instruments in our investment portfolio and have not entered into any interest rate hedging transactions.

Exchange Rate Sensitivity

Our exposure to market risk for changes in foreign currency rate relates to our global operations. Our consolidated financial statements are denominated in U.S. Dollars, but a significant portion of our revenue and cost of revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

Approximately 14% of our revenues for the three months ended March 31, 2015 are from services provided and billed outside of the United States, with substantially all of these services provided and billed in Europe. As a consequence, a material percentage of our revenue is billed in British Pounds Sterling or Euros. This amount of foreign currency risk is naturally hedged as approximately 18% of our cost of revenue for the three months ended March 31, 2015 is also provided and billed outside of the United States, with substantially of these services provided and billed in British Pounds Sterling or Euros. Additionally, we incur selling, general and administrative expenses in British Pounds Sterling or Euros. The net result yields an insignificant impact to our net income and cash flows, due to changes in the foreign currency exchange rates.

We do not use derivative financial instruments in our investment portfolio and have not entered into any foreign currency hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2015, the Company was not subject to any material legal proceedings. From time-to-time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

10.1(1)	Stock Purchase Agreement, dated February 19, 2015, by and among Global Telecom & Technology Americas, Inc., GTT Communications, Inc. MegaPath Group, Inc., and MegaPath Corporation.

10.2*	Employment Agreement, dated April 13, 2015, by and among GTT Communications, Inc. and Michael T. Sicoli.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed February 25, 2015, and incorporated herein by reference.
*	Filed herewith
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

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Date:	May 7, 2015		Chief Financial Officer