Form 10-Q
period 2015-06-30
GTT Communications, Inc.
filed 2015-08-06
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

As of August 6, 2015, 34,924,290 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,421	$49,256
Accounts receivable, net of allowances of $1,320 and $878, respectively	45,933	29,328
Deferred contract costs	4,011	2,351
Prepaid expenses and other current assets	4,050	3,913
Total current assets	73,415	84,848
Property and equipment, net	42,071	25,184
Intangible assets, net	96,387	58,630
Other assets	10,376	7,933
Goodwill	175,945	92,683
Total assets	$398,194	$269,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,903	$20,336
Accrued expenses and other current liabilities	55,909	35,464
Short-term capital leases	1,667	—
Short-term debt	11,500	6,188
Deferred revenue	14,340	8,340
Total current liabilities	98,319	70,328
Long-term capital leases	1,850	—
Long-term debt	215,625	117,438
Other long-term liabilities	5,351	3,946
Total liabilities	321,145	191,712
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 34,887,904 and 33,848,543 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	178,178	167,678
Accumulated deficit	(99,252)	(89,205)
Accumulated other comprehensive loss	(1,880)	(910)
Total stockholders' equity	77,049	77,566
Total liabilities and stockholders' equity	$398,194	$269,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue:
Telecommunications services	$95,076	$48,054	$157,429	$95,523

Operating expenses:
Cost of telecommunications services provided	51,461	29,454	89,157	59,342
Selling, general and administrative expense	28,988	10,692	43,858	20,348
Severance, restructuring and other exit costs	7,747	—	7,747	—
Depreciation and amortization	12,344	5,476	19,842	11,032

Total operating expenses	100,540	45,622	160,604	90,722

Operating (loss) income	(5,464)	2,432	(3,175)	4,801

Other expense:
Interest expense, net	(3,168)	(2,584)	(4,749)	(4,994)
Loss on debt extinguishment	(1,056)	—	(1,056)	—
Other (expense) income, net	(1,043)	589	(1,091)	(8,289)

Total other expense	(5,267)	(1,995)	(6,896)	(13,283)

(Loss) income before income taxes	(10,731)	437	(10,071)	(8,482)

Provision for (benefit from) income taxes	383	(539)	(24)	206

Net (loss) income	$(11,114)	$976	$(10,047)	$(8,688)

(Loss) earnings per share:
Basic	$(0.32)	$0.04	$(0.29)	$(0.35)
Diluted	$(0.32)	$0.04	$(0.29)	$(0.35)

Weighted average shares:
Basic	34,835,154	25,635,607	34,392,392	24,556,245
Diluted	34,835,154	27,481,607	34,392,392	24,556,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net (loss) income	$(11,114)	$976	$(10,047)	$(8,688)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	459	300	(970)	252
Comprehensive (loss) income	$(10,655)	$1,276	$(11,017)	$(8,436)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2014	33,848,543	$3	$167,678	$(89,205)	$(910)	$77,566

Stock-based compensation for options issued	—	—	816	—	—	816

Stock-based compensation for restricted stock issued	361,261	—	2,879	—	—	2,879

Tax withholding related to the vesting of restricted stock units	(86,256)	—	(1,035)	—	—	(1,035)

Stock issued in connection with acquisition	610,843	—	7,500	—	—	7,500

Stock options exercised	153,513	—	340	—	—	340

Net loss	—	—	—	(10,047)	—	(10,047)

Foreign currency translation loss	—	—	—	—	(970)	(970)

Balance, June 30, 2015	34,887,904	$3	$178,178	$(99,252)	$(1,880)	$77,049

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,047)	$(8,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,842	11,032
Share-based compensation	3,695	1,145
Debt discount amortization	—	360
Change in fair value of warrant liability	—	6,549
Loss on debt extinguishment	1,056	—
Change in fair value of acquisition earn-out	430	1,554
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,523)	(3,207)
Deferred contract costs	(1,680)	(787)
Prepaid expenses and other current assets	1,332	260
Other assets	811	(378)
Accounts payable	(7,641)	1,197
Accrued expenses and other current liabilities	2,176	(9,144)
Deferred revenue and other long-term liabilities	2,930	385
Net cash provided by operating activities	9,381	278

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(131,397)	(1,847)
Purchases of property and equipment	(6,308)	(2,645)
Net cash used in investing activities	(137,705)	(4,492)

Cash flows from financing activities:
Proceeds from line of credit	—	3,000
Repayment of line of credit	—	(6,000)
Proceeds from term loan	230,000	—
Repayment of term loan	(126,501)	(3,250)
Proceeds from mezzanine debt	—	1,500
Payment on earn-out	(872)	—
Debt issuance costs	(4,801)	—
Tax withholding related to the vesting of restricted stock units	(1,035)	(1,132)
Exercise of stock options	340	761
Stock issued in offering, net of offering costs	—	25,010
Net cash provided by financing activities	97,131	19,889

Effect of exchange rate changes on cash	1,358	1,078
Net (decrease) increase in cash and cash equivalents	(29,835)	16,753
Cash and cash equivalents at beginning of period	49,256	5,785
Cash and cash equivalents at end of period	$19,421	$22,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,646	$4,722

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	169,675	5,072
Fair value of liabilities assumed	(20,778)	(2,146)
Shares issued in connection with acquisition earn-out	—	3,074
Shares issued in connection with acquisition	7,500	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year 2015 or for any other interim period. The December 31, 2014 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of June 30, 2015 as compared to the significant accounting policies disclosed in Note 2, "Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on March 13, 2015.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the grant date fair values used to compute the share-based compensation expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

NOTE 3 — BUSINESS ACQUISITIONS

Since its formation, the Company has consummated a number of transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

MegaPath Corporation

On April 1, 2015, the Company completed the acquisition of MegaPath Corporation ("MegaPath"), which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients.

The Company paid an aggregate purchase price of $152.3 million, subject to potential adjustment, which included the following:

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

The Company accounted for the acquisition using the acquisition method of accounting with GTT treated as the acquiring entity. Accordingly, consideration paid by the Company to complete the acquisition of MegaPath has been preliminarily allocated to MegaPath's assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition, April 1, 2015. The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis. The Company expects to finalize these amounts before April 1, 2016.

The following table summarizes the purchase price and the preliminary allocation of assets acquired and liabilities assumed as of the acquisition date at estimated fair value (amounts in thousands):

Purchase Price:
Cash paid at closing	$131,397
Deferred cash to be paid on April 1, 2016	10,000
Total common stock consideration	7,500
Total consideration to be allocated in acquisition accounting	$148,897

Purchase Price Allocation:
Assets acquired:
Accounts receivable	$13,654
Prepaid expenses and other assets	1,569
Property and equipment	23,122
Intangible assets	48,068
Goodwill	83,262
Total assets acquired	169,675

Liabilities assumed:
Accounts payable and accrued expenses	(12,902)
Billings in advance	(4,411)
Capital leases assumed	(3,465)
Total liabilities assumed	(20,778)

Net assets acquired	$148,897

Intangible assets acquired include $46.0 million related to customer relationships and $2.0 million related to various trademarks. Intangible assets related to customer relationships and trademarks are subject to a straight-line amortization. The customer relationships have a weighted-average useful life of seven years and the trademarks have a useful life of three years.

Amortization expense of $1.6 million has been recorded for the quarter ended June 30, 2015. Estimated amortization expense related to intangible assets created as a result of the MegaPath acquisition for each of the years subsequent to June 30, 2015 is as follow (amounts in thousands):

2015 remaining	$3,805
2016	7,263
2017	7,263
2018	6,743
2019	6,570
2020 and beyond	14,782
Total	$46,426

Goodwill in the amount of $83.3 million was recorded as a result of the acquisition of MegaPath. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is deductible for tax purposes.

The Company incurred $7.7 million in costs associated with the acquisition of MegaPath Corporation on April 1, 2015 including employee termination costs and contract termination expenses (refer to Note 10 for further details). In addition, the Company incurred $2.6 million in transaction and integration costs related to the acquisition of MegaPath that have been included as a sales, general and administrative expense within the statement of operations for the three and six months ended June 30, 2015. The

Company expects to incur an additional $1.5 million, within sales, general and administrative expenses, of transition and integration expenses related to the integration of MegaPath in future periods.

UNSi

In the fourth quarter of 2014, the Company acquired United Networks Services, Inc. ("UNSi"). The Company accounted for this acquisition as a business combination and have included its results of operations in the consolidated financial statements starting on the acquisition date. There have been no significant changes to the purchase price allocation reported in the Company's Annual Report at this time. The Company expects to finalize these amounts before October 1, 2015.

The following pro forma financial information summarizes the combined results of operations of the Company and the Company's business acquisitions of UNSi and MegaPath as though both acquisitions had occurred as of the beginning of fiscal 2014. This information does not purport to be indicative of the actual results that would have occurred if the business acquisitions had actually been completed on January 1, 2014, nor is it necessarily indicative of the future operating results or the financial position of the combined company. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts in thousands, except per share and share data
Revenue	$95,076	$94,137	$188,704	$187,623

Net income (loss)	$(11,114)	$61	$(9,135)	$(10,518)

Net income (loss) per share:
Basic	$(0.32)	$—	$(0.27)	$(0.43)
Diluted	$(0.32)	$—	$(0.27)	$(0.43)

Basic	34,835,154	25,635,607	34,392,392	24,556,245
Diluted	34,835,154	27,481,607	34,392,392	24,556,245

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill balance was $175.9 million and $92.7 million as of June 30, 2015 and December 31, 2014, respectively. Additionally, the Company's intangible asset balance was $96.4 million and $58.6 million as of June 30, 2015 and December 31, 2014, respectively. The additions to both goodwill and intangible assets during the six months ended June 30, 2015 relate to the acquisition of MegaPath (see Note 3 - Business Acquisitions).

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Definite-lived intangible assets related to customer relationships, trademarks and FCC licenses are subject to a straight-line amortization period that best aligns the time period over the Company expects to benefit from the underlying intangible asset.

The following table summarizes the Company’s intangible assets as of June 30, 2015 and December 31, 2014 (amounts in thousands):

		June 30, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$131,756	$39,415	$92,341
Non-compete agreements	3-5 years	4,331	4,267	64
Point-to-point FCC License fees	3 years	1,695	419	1,276
Trademark	3 years	2,079	173	1,906
Trade name (non-amortizing)	N/A	800	—	800
		$140,661	$44,274	$96,387

		December 31, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$85,759	$29,639	$56,120
Non-compete agreements	3-5 years	4,331	4,147	184
Point-to-point FCC License fees	3 years	1,665	139	1,526
Trade name (non-amortizing)	N/A	800	—	800
		$92,555	$33,925	$58,630

Amortization expense was $10.3 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2015 in each of the years subsequent to June 30, 2015 is as follows (amounts in thousands):

2015 remaining	$11,863
2016	22,943
2017	21,133
2018	14,856
2019	10,010
2020 and beyond	14,782
Total	$95,587

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Accrued carrier costs	$19,088	$14,359
Acquisition earn-outs and holdbacks	15,501	5,942
Accrued restructuring costs	5,332	2,101
Accrued compensation and benefits	5,415	4,385
Accrued selling and administrative	5,232	—
Accrued taxes	4,185	2,446
Accrued other	1,156	6,231
	$55,909	$35,464

NOTE 6     — DEBT

The following summarizes the debt activity of the Company during the six months ended June 30, 2015 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000
Issuance	230,000	230,000	—
Payments	(126,501)	(111,501)	(15,000)
Debt obligation as of June 30, 2015	227,125	227,125	—
Less: Current portion of long-term debt	(11,500)	(11,500)	—
Long-term debt, net of current portion	$215,625	$215,625	$—

Estimated annual commitments for debt maturities are as follows at June 30, 2015 (amounts in thousands):

Total Debt
2015 remaining	$5,750
2016	11,500
2017	15,813
2018	17,250
2019	21,562
2020	155,250
Total	$227,125

Senior Term Loan and Line of Credit

On April 1, 2015, the Company entered into an amended credit agreement (the "Credit Agreement"), which amends the credit agreement, dated as of August 6, 2014. The Credit Agreement provides for a term loan facility, a revolving line of credit facility, a letter of credit facility, and an uncommitted incremental credit facility.

The material amendments implemented by the Credit Agreement include the following:

•an increase in the term loan commitment from $110.0 million to $230.0 million;

•an increase in the revolving credit commitment from $15.0 million to $25.0 million with a letter of credit facility sublimit of $7.5 million and a new swingline loan under the revolving credit commitment with a swingline loan sublimit of $5.0 million;

•an increase in the uncommitted incremental credit facility from up to $30.0 million to $50.0 million in term loans and/or revolving credit commitments; and

•extension of the maturity date of the loans to March 31, 2020.

The delayed draw term loan was settled in full in connection with the Credit Agreement. In addition, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and portions of the deferred financing costs that do not qualify for deferral of $1.1 million. These amounts are reflected as Loss on Debt Extinguishment in the three and six months ended June 30, 2015 consolidated statement of operations.

The obligations under the Credit Agreement are secured by substantially all of the Company's tangible and intangible assets. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum consolidated fixed charge ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and leaseback transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business;

limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, the Company is required to meet certain financial covenants at each quarter end, namely Maximum Consolidated Net Total Leverage in accordance with the table below and Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 : 1 throughout the life of the loan. As of June 30, 2015, the Company was compliant with these covenants.

Fiscal Quarters Ending	Maximum Consolidated Net Total Leverage Ratio

June 30, 2015 through December 31, 2015	4.25 : 1.00
March 31, 2016 through December 31, 2016	3.75 : 1.00
March 31, 2017 through December 31, 2017	3.25 : 1.00
March 31, 2018 through December 31, 2018	3.00 : 1.00
March 31, 2019 and all fiscal quarters thereafter	2.75 : 1.00

The interest rate on borrowings under the term loan facility is LIBOR plus 4.50% spread (4.77% at June 30, 2015). The revolving credit facility margin is subject to the leveraged based pricing grid, as set forth in the Credit Agreement; and the commitment fee is equal to 0.50% per annum of the available revolver.

NOTE 7 — FAIR VALUE MEASUREMENTS

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

The fair value hierarchy consists of three broad levels, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - observable inputs such as quoted prices in active markets
Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly
Level 3 - unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following section describes the valuation methodologies that the Company uses to measure financial instruments at fair value.

The Company has at times used contingent consideration in the form on an earn-out in certain acquisitions. The remaining earn-out liability as of June 30, 2015 relates to business acquisitions in which the sellers will receive a cash payout based upon the performance of the entity the Company acquired. During the three months ended June 30, 2015, the Company determined that the fair value of this contingent consideration will increase by $430 thousand due to a significant new customer that was not included in the original forecast at the time of the acquisition. The change in fair value has been recorded as a component of net loss during the quarter. The earn-out liability is presented within accrued expenses and other current liabilities in the consolidated balance sheet.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-outs	$—	$—	$2,932	$2,932

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Acquisition Earn-outs

Balance, December 31, 2014	$3,374
Change in fair value	430
Paid in cash	(872)
Balance, June 30, 2015	$2,932

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

NOTE 8 — SHARE-BASED COMPENSATION

The following tables summarize the share-based compensation expense recognized in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$2,336	$656	$3,695	$1,145
Total	$2,336	$656	$3,695	$1,145

Stock options	$472	$260	$816	$411
Restricted stock	1,864	396	2,879	734
Total	$2,336	$656	$3,695	$1,145

As of June 30, 2015, there was $19.9 million of total unrecognized compensation costs related to unvested share-based compensation agreements. The unrecognized compensation costs as of June 30, 2015 is expected to be amortized over 3.0 years. Absent the effect of accelerated stock compensation costs for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	June 30, 2015
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Stock options	$4,355	2.6
Restricted stock	15,548	3.3
Total	$19,903	3.0

The Company grants share-based equity awards, both stock options and restricted stock, pursuant to the Employee, Director and Consultant Plan. The Company has three plans in effect as of June 30, 2015, namely the 2006 Plan that was adopted in October 2006, the 2011 Plan that was adopted in June 2011 and the 2015 Plan that was adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 6,564,903 have been issued and are outstanding.

The GTT Stock Plan permits the granting of stock options and restricted stock to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The options generally vest over four years with 25% of the option shares becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years. Restricted stock granted under the GTT Stock Plan is granted at closing stock price on the day of grant. Restricted stock generally vests over four years with 25% of the option shares becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years. The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to authorize a different vesting schedule.

The following table summarizes the stock options and restricted stock granted in during the three and six month periods ending June 30, 2015 and 2014, respectively (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options granted	165	37	250	385
Fair value of stock options granted	$1,443	$200	$2,081	$2,800

Restricted stock granted	246	68	361	281
Fair value of restricted stock granted	$4,662	$726	$6,077	$3,573

NOTE 9 — INCOME TAXES

For the three months ended June 30, 2015, the Company recorded tax expense of $383,000. For the six months ended June 30, 2015, the Company recorded a tax benefit of $24,000.
Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
NOTE 10 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

UNSi

During the year ended December 31, 2014, the Company incurred $6.1 million in costs associated with the acquisition of UNSi, including payroll and employee severance costs, professional fees, termination costs associated with network grooming, and travel expenses. As of December 31, 2014, the Company had paid $4.0 million in cash.

No additional charges were incurred during the six months ended June 30, 2015. Approximately $1.8 million was paid during the six months ended June 30, 2015. The restructuring charges and accruals established by the Company are summarized as follows for the period ending June 30, 2015 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, June 30, 2015
Employment costs	$3,725	$3,725	$—
Professional fees	1,003	769	234
Integration expenses	100	75	25
Travel and other expenses	1,297	1,228	69
Total	$6,125	$5,797	$328

MegaPath

The Company incurred $7.7 million in costs associated with the acquisition of MegaPath Corporation on April 1, 2015 including employee termination costs and contract termination expenses.

Approximately $2.7 million was paid during the quarter ended June 30, 2015. The restructuring charges and accruals established by the Company are summarized as follows for the period ending June 30, 2015 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, June 30, 2015
Employment costs	$4,132	$2,743	$1,389
Integration expenses	729	—	729
Travel and other expenses	2,886	—	2,886
Total	$7,747	$2,743	$5,004

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings (loss) per share (amounts in thousands, except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted EPS – earnings (loss) available to common stockholders	$(11,114)	$976	$(10,047)	$(8,688)
Denominator for basic EPS – weighted average shares	34,835,154	25,635,607	34,392,392	24,556,245
Effect of dilutive securities	—	1,846,000	—	—
Denominator for diluted EPS – weighted average shares	34,835,154	27,481,607	34,392,392	24,556,245

(Loss) earnings per share: basic	$(0.32)	$0.04	$(0.29)	$(0.35)
(Loss) earnings per share: diluted	$(0.32)	$0.04	$(0.29)	$(0.35)

The table below details the anti-dilutive items that were excluded in the computation of the earnings per share (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
BIA warrant	—	—	—	1,055
Plexus warrant	—	—	—	960
Alcentra warrant	—	—	—	329
Stock options	1,423	352	1,423	1,587
Totals	1,423	352	1,423	3,931

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

At June 30, 2015, the Company was contractually committed for $18.6 million of expenditures. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future expenditure.

Estimated annual commitments under contractual agreements and non-cancelable operating and capital leases are as follows at December 31, 2014 (amounts in thousands):

	Office Leases	Capital Leases	Other
2015 remaining	$1,556	$955	$823
2016	2,809	1,378	1,548
2017	2,309	644	1,233
2018	1,707	540	314
2019	1,725	—	206
2020 and beyond	954	—	—
Total	$11,060	$3,517	$4,124

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of June 30, 2015, the Company was not subject to any material legal proceedings.

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

We are a premier, global cloud network provider delivering connectivity and transit to over 4,500 enterprise, carrier and government customers in over 100 countries as of June 30, 2015. Our global, proprietary Ethernet and Internet Protocol (IP) backbone is one of the most interconnected Ethernet service platforms around the world. We provide reliable, scalable and secure solutions, including private, public and hybrid cloud networking, high bandwidth IP transit for content delivery and hosting applications, on-demand and high-demand network capacity to support varying needs and network-to-network carrier interconnects.

We deliver three primary services to our customers—EtherCloud, our flexible Ethernet-based connectivity service; Internet Services, our reliable, high bandwidth Internet connectivity services; and Managed Services, including multi-layered security services, managed remote access, managed customer premise equipment and PCI compliant connectivity services. Our extensive network and broad geographic reach enable us to cost-effectively deliver the bandwidth, scale and security demanded by our customers. We seek to further extend our network globally while delivering exceptional client service with simplicity, speed and agility.

We have designed, delivered and managed services in all six populated continents around the world. Our service expansion is largely customer-driven, and we have also grown our company through a series of acquisitions. As of June 30, 2015, our customer base was comprised of over 4,500 businesses. Our five largest customers accounted for approximately 12% of consolidated revenues for the three months ended June 30, 2015.

Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing service that is generally fixed in price and paid by the customer on a monthly basis. We also record non-recurring revenue, which represents the amortization of previously collected upfront and installation charges to customers or one-time termination charges. We also record Burst revenue which is variable in nature as it depends on whether a customer exceeds their committed usage incorporated within their MRR. As of June 30, 2015, MRR was approximately 92% of our Total Revenue.

The GTT backbone network is built using a multi-layer design developed to offer a high level of performance and reliability. We have deployed network assets in 24 countries and 55 metropolitan statistical areas to provide our EtherCloud, Internet Services and Managed Services to customers. We have over 250 Points of Presence, or PoPs, delivering network connectivity spanning major U.S. and European cities, and we have established Ethernet hubs with various carriers and multiple connections to Tier 1 IP providers.

Built on top of our highly-resilient, multi-homed optical transport network, our IP Network is engineered to provide high levels of capacity and performance, even when utilizing enhanced services such as traffic analysis, distributed denial of service ("DDoS") mitigation and traffic filtering.

We have over 2,000 supplier relationships worldwide from which we source bandwidth and other services and combine our own network assets to meet our customers’ requirements. Through our extensive supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts. Our supplier management team works with our suppliers to obtain highly competitive quotes, aimed at providing greater choice, flexibility and cost savings for our customers. Due to the nature of our network and the flexibility provided by these supplier relationships, we can usually provide additional network connectivity and capacity requested by customers with limited incremental capital expenditures.

Our cost of revenue consists of costs (i) for our core network, which includes our Layer 2 switched Ethernet mesh network and our IP Transit backbone, located in over 250 global POPs, and (ii) for network extensions from our core network using third party providers of services associated with customer locations across North America; Europe, Middle East and Africa (“EMEA”) and Asia. With respect to the cost of network extensions, the key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, we have agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of revenue, our most significant operating expenses are employment costs. As of June 30, 2015, we had 514 employees and full-time equivalents. For the six months ending June 30, 2015 the total employee cash compensation and benefits represented approximately 14% of total operating expenses.

Recent Developments Affecting Our Results

Business Acquisitions

MegaPath
On April 1, 2015, the Company completed the acquisition of MegaPath Corporation ("MegaPath"), which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients. The Company paid an aggregate purchase price of $152.3 million, payable in a combination of cash, assumed capital leases and the issuance of 610,843 unregistered shares of the Company’s common stock, par value $0.0001 per share, valued for this purpose at $12.28 per share. $10.0 million of the purchase price is being withheld by the Company for one year following the closing of the acquisition, subject to reduction for any indemnification claims made prior to such date.

The acquisition of MegaPath has been accounted for as a business combination as of April 1, 2015.

UNSi
On October 1, 2014, the Company acquired 100% of the issued and outstanding stock in United Networks Services, Inc. ("UNSi"), a Delaware corporation. UNSi delivers high capacity Ethernet and MPLS wide-area-network solutions, internet services and a broad range of managed services. The Company paid the shareholders of UNSi an aggregate of $35.4 million, payable in a combination of cash and the issuance of 231,539 unregistered shares of common stock of the Company, $0.0001 per share, valued for this purpose at $12.45 per share. $2.6 million of the purchase price is being withheld by the Company for one year following the closing of the acquisition as security for UNSi's indemnification obligations.

The acquisition of UNSi has been accounted for as a business combination as of October 1, 2014.

For further details of each acquisition refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Debt Financing
In conjunction with the acquisition of MegaPath, on April 1, 2015, the Company entered into an amended credit agreement (the "Credit Agreement"), which amends the credit agreement, dated as of August 6, 2014. The Credit Agreement provides for a term loan facility, a revolving line of credit facility, a letter of credit facility, and an uncommitted incremental credit facility.  The material amendments implemented by the Credit Agreement include the following:

•an increase in the term loan commitment from $110.0 million to $230.0 million;

•an increase in the revolving credit commitment from $15.0 million to $25.0 million with a letter of credit facility sublimit of $7.5 million and a new swingline loan under the revolving credit commitment with a swingline loan sublimit of $5.0 million;

•an increase in the uncommitted incremental credit facility from up to $30.0 million to $50.0 million in term loans and/or revolving credit commitments; and

•extension of the maturity date of the loans to March 31, 2020.

For further details on the Credit Agreement refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Locations of Offices and Origins of Revenue

GTT’s headquarters are located in McLean, Virginia. We also lease corporate office space in the following cities around the world:
•North America: Chicago, IL; Denver, CO; New York, NY; East Rutherford, NJ; Dallas, TX; Scottsdale, AZ;
Lemont Furnace, PA; Austin; TX; Costa Mesa, CA; Seattle, WA; and Pleasanton, CA
•Europe: London, England; Cagliari, Italy; Milan, Italy; Frankfurt, Germany; Belfast, Ireland
•Asia: Hong Kong, China

The table below presents the geographical distribution of revenue recorded by legal entity for the three months ended June 30, 2015 and 2014:

Geographical Revenue	2015	2014
United States	81%	54%
Italy	12%	29%
United Kingdom	6%	14%
Other	1%	3%
Totals	100%	100%

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For information regarding our critical accounting policies and estimates, please refer to

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Note 1 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,
	2015	2014	% Change

Revenue	$95,076	$48,054	97.9%
Cost of revenue	51,461	29,454	74.7%

Gross margin	43,615	18,600	134.5%
	45.9%	38.7%	18.6%
Operating expenses, depreciation and amortization	49,079	16,168	203.6%

Operating income	$(5,464)	$2,432	(324.7)%

Net (loss) income	$(11,114)	$976	(1,238.7)%

Revenue. Revenue was $95.1 million and $48.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase is primarily due to the acquisition of UNSi on October 1, 2014, which added approximately 2,000 customers, and the acquisition of MegaPath on April 1, 2015, which added approximately 550 customers. On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2014 revenue would have been higher by $3.7 million for the three months ending June 30, 2015.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the three months ended June 30, 2015 were $51.5 million and $43.6 million, respectively. For the three months ended June 30, 2014, cost of revenue and gross margin were $29.5 million and $18.6 million, respectively. Additionally, new sales and installations of services at higher gross margin percentages contributed to the growth in gross margin. On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2014, cost of revenue would have been higher by $1.4 million for the three months ending June 30, 2015.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $49.1 million and $16.2 million for the three months ended June 30, 2015 and 2014, respectively. The increase was due primarily to the MegaPath and UNSi acquisitions. The increase in non-cash compensation of $1.7 million for the three months ended June 30, 2015 is driven primarily by additional expense recorded on awards where the performance criteria has been determined to be probable resulting in accelerated recognition of the expense.

Additionally, the Company incurred $7.7 million in restructuring costs and realized $2.6 million in transaction and integration costs related to the acquisition of MegaPath that have been included as an operating expense for the three months ended June 30, 2015. The Company expects to incur an additional $1.5 million, within sales, general and administrative expenses, of transition and integration expenses related to the integration of MegaPath in future periods.

These changes are illustrated in the table below (amounts in thousands):

	Three Months Ended June 30,
	2015	2014	% Change

Selling, general and administrative expenses (excluding non-cash compensation & severance, restructuring and other exit costs)	$24,101	$10,036	140.1%
Severance, restructuring and other exit costs	7,747	—	NM
Transaction and integration costs	2,551	—	NM
Non-cash compensation	2,336	656	256.1%
Amortization of intangible assets	5,911	3,045	94.1%
Depreciation	6,433	2,431	164.6%
Totals	$49,079	$16,168	203.6%
NM - not meaningful

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2014, operating expenses, excluding cost of revenue, would have been higher by $1.4 million for the three months ending June 30, 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	Six Months Ended June 30,
	2015	2014	% Change

Revenue	$157,429	$95,523	64.8%
Cost of revenue	89,157	59,342	50.2%

Gross margin	68,272	36,181	88.7%
	43.4%	37.9%	14.5%
Operating expenses, depreciation and amortization	71,447	31,380	127.7%

Operating income	$(3,175)	$4,801	(166.1)%

Net loss	$(10,047)	$(8,688)	15.6%

Revenue. Revenue was $157.4 million and $95.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase is primarily due to the acquisition of UNSi and the acquisition of MegaPath. On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2014 revenue would have been higher by $7.1 million for the six months ending June 30, 2015.

Cost of Revenue and Gross Margin. Cost of revenue and gross margin for the six months ended June 30, 2015 were $89.2 million and $68.3 million, respectively. For the six months ended June 30, 2014, cost of revenue and gross margin were $59.3 million and $36.2 million, respectively. The cost of revenue increased due to the UNSi and MegaPath acquisition and the addition of new clients. Additionally, new sales and installations of services at higher gross margin percentages contributed to the growth in gross margin. On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2014 cost of revenue would have been higher by $2.8 million for the six months ending June 30, 2015.

Operating Expenses. Operating expenses, exclusive of cost of revenue, were $71.4 million and $31.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase was due primarily to the UNSi and MegaPath acquisitions. The increase in non-cash compensation of $2.6 million for the six months ended June 30, 2015 is driven primarily by additional expense recorded on awards where the performance criteria has been determined to be probable resulting in accelerated recognition of the expense.

Additionally, the Company incurred $7.7 million in restructuring costs and realized $2.6 million in transaction and integration costs related to the acquisition of MegaPath that have been included as an operating expense for the six months ended June 30, 2015. The Company expects to incur an additional $1.5 million, within sales, general and administrative expenses, of transition and integration expenses related to the integration of MegaPath in future periods.

These changes are illustrated in the table below (amounts in thousands):

	Six Months Ended June 30,
	2015	2014	% Change

Selling, general and administrative expenses (excluding non-cash compensation & severance, restructuring and other exit costs)	$37,612	$19,203	95.9%
Non-cash compensation	7,747	1,145	576.6%
Severance, restructuring and other exit costs	2,551	—	NM
Transaction and integration costs	3,695	—	NM
Amortization of intangible assets	10,349	6,025	71.8%
Depreciation	9,493	5,007	89.6%
Totals	$71,447	$31,380	127.7%
NM - not meaningful

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2014, operating expenses, excluding cost of revenue, would have been higher by $2.8 million for the six months ending June 30, 2015.

Liquidity and Capital Resources

The following summarizes the debt activity of the Company during the six months ended June 30, 2015 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000
Issuance	230,000	230,000	—
Payments	(126,501)	(111,501)	(15,000)
Debt obligation as of June 30, 2015	227,125	227,125	—
Less: Current portion of long-term debt	(11,500)	(11,500)	—
Long-term debt, net of current portion	$215,625	$215,625	$—

Estimated annual commitments for debt maturities are as follows at June 30, 2015 (amounts in thousands):

Total Debt
2015 remaining	$5,750
2016	11,500
2017	15,813
2018	17,250
2019	21,562
2020	155,250
Total	$227,125

Senior Term Loan and Line of Credit

On April 1, 2015, the Company entered into an amended credit agreement (the "Credit Agreement"), which amends the credit agreement, dated as of August 6, 2014. The Credit Agreement provides for a term loan facility, a revolving line of credit facility, a letter of credit facility, and an uncommitted incremental credit facility.

The material amendments implemented by the Credit Agreement include the following:

•an increase in the term loan commitment from $110.0 million to $230.0 million;

•an increase in the revolving credit commitment from $15.0 million to $25.0 million with a letter of credit facility sublimit of $7.5 million and a new swingline loan under the revolving credit commitment with a swingline loan sublimit of $5.0 million;

•an increase in the uncommitted incremental credit facility from up to $30.0 million to $50.0 million in term loans and/or revolving credit commitments; and

•extension of the maturity date of the loans to March 31, 2020.

The delayed draw term loan was settled in full in connection with the Credit Agreement. In addition, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and portions of the deferred financing costs of the Credit Agreement, as amended, that do not qualify for deferral of $1.1 million. These amounts are reflected as Loss on Debt Extinguishment in the three and six months ended June 30, 2015 consolidated statement of operations.

The obligations under the Credit Agreement are secured by substantially all of the Company's tangible and intangible assets. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum consolidated fixed charge ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and leaseback transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, the Company are required to meet certain financial covenants at each quarter end, namely Maximum Consolidated Net Total Leverage in accordance with the table below and Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 : 1 throughout the life of the loan. As of June 30, 2015, the Company was compliant with these covenants.

Fiscal Quarters Ending	Maximum Consolidated Net Total Leverage Ratio

June 30, 2015 through December 31, 2015	4.25 : 1.00
March 31, 2016 through December 31, 2016	3.75 : 1.00
March 31, 2017 through December 31, 2017	3.25 : 1.00
March 31, 2018 through December 31, 2018	3.00 : 1.00
March 31, 2019 and all fiscal quarters thereafter	2.75 : 1.00

The interest rate on borrowings under the term loan facility is LIBOR plus 4.50% spread (4.77% at June 30, 2015). The revolving credit facility margin is subject to the leveraged based pricing grid, as set forth in the Credit Agreement; and the commitment fee is equal to 0.50% per annum of the available revolver.

Liquidity Assessment

Cash provided by operating activities for the six months ended June 30, 2015 and 2014 was approximately $9.4 million and $0.3 million, respectively.

Cash used in investing activities was approximately $137.7 million for the six months ended June 30, 2015, consisting primarily of approximately $131.4 million of cash used in the MegaPath acquisition on April 1, 2015. Cash used in investing activities was approximately $4.5 million for the six months ended June 30, 2014.

Net cash provided by financing activities was $97.1 million for the six months ended June 30, 2015, consisting primarily of the net proceeds from the Credit Agreement used to fund the acquisition of MegaPath, and net cash provided by financing activities for the six months ended June 30, 2014 was approximately $19.9 million.

Management monitors cash flow and liquidity requirements on a regular basis. We assess our cash and debt requirements including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses and the anticipated growth of revenue from service arrangements. In connection with the activities associated with the services, we expect to incur capital expenditures and expenses, including provider fees, employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise our operating plan and make reductions in expenditures.

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of June 30, 2015, we had approximately $19.4 million in cash and cash equivalents, and our current assets were $24.9 million less than current liabilities. Despite this net working capital deficit, we believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next twelve months, including the $11.5 million scheduled principal repayment of the senior term loan indebtedness and the associated interest cost. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we would need to obtain additional financing through a combination of equity and subordinated debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

Capital Structure and Resources

Our stockholders’ equity amounted to $77.0 million as of June 30, 2015, a decrease of $0.6 million compared to stockholders’ equity of $77.6 million as of December 31, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Capital Expenditures

Our capital expenditures primarily relate to the purchase of IP infrastructure equipment to support our global network and customer premise equipment to support our managed services portfolio. In addition, our capital expenditures include information technology-related software and infrastructure, leasehold improvements, and office equipment in support of our operations. Our capital expenditures for the six months ended June 30, 2015 and 2014 were $6.3 million and $2.6 million, respectively.

Commitments and Contingencies

From time-to-time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows. Refer to Note 12 to our condensed consolidated financial statements.

Estimated annual commitments under contractual agreements and non-cancelable operating leases are as follows at December 31, 2014 (amounts in thousands):

	Office Leases	Capital Leases	Other
2015 remaining	$1,556	$955	$823
2016	2,809	1,378	1,548
2017	2,309	644	1,233
2018	1,707	540	314
2019	1,725	—	206
2020 and beyond	954	—	—
Total	$11,060	$3,517	$4,124

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents. As of June 30, 2015, we had $227.1 million and $19.4 million in term debt and cash and cash equivalents, respectively. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 100 basis point increase in interest rates would increase annual interest expense related to the term loan by approximately $2.3 million and likewise decrease our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense related to the term loan by approximately $8.6 million and likewise decrease our income and cash flows.

The return on our cash and cash equivalents balance as of June 30, 2015 and 2014 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We do not use derivative financial instruments in our investment portfolio and have not entered into any interest rate hedging transactions.

Exchange Rate Sensitivity

Our exposure to market risk for changes in foreign currency rate relates to our global operations. Our consolidated financial statements are denominated in U.S. Dollars, but a portion of our revenue and cost of revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

Approximately 19.0% of our revenues for the three months ended June 30, 2015 are from services provided and billed outside of the United States, with substantially all of these services billed in British Pounds Sterling or Euros. This amount of foreign currency risk is naturally hedged as approximately 14.2% and 17.2% of our cost of revenue and selling, general and administrative expenses, respectively, for the three months ended June 30, 2015 are also billed outside of the United States, with substantially all of these services billed in British Pounds Sterling or Euros.

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

Our evaluation excluded MegaPath which was acquired on April 1, 2015. At June 30, 2015, MegaPath had $31.0 million of total assets. For the three months ended June 30, 2015, the Company's consolidated statement of operations included total revenue associated with MegaPath of $33.2 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. As of June 30, 2015, the Company was not subject to any material legal proceedings.

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

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Date:	August 6, 2015		Chief Financial Officer