Form 10-Q
period 2015-09-30
GTT Communications, Inc.
filed 2015-11-06
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

As of November 6, 2015, 35,634,686 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,713	$49,256
Accounts receivable, net of allowances of $1,169 and $878, respectively	46,779	29,328
Deferred contract costs	3,688	2,351
Prepaid expenses and other current assets	4,883	3,913
Total current assets	75,063	84,848
Property and equipment, net	40,537	25,184
Intangible assets, net	90,376	58,630
Other assets	11,721	7,933
Goodwill	176,197	92,683
Total assets	$393,894	$269,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,763	$20,336
Accrued expenses and other current liabilities	56,115	35,464
Short-term capital leases	1,656	—
Short-term debt	11,500	6,188
Deferred revenue	14,004	8,340
Total current liabilities	95,038	70,328
Long-term capital leases	1,284	—
Long-term debt	212,750	117,438
Other long-term liabilities	5,189	3,946
Total liabilities	314,261	191,712
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 35,009,506 and 33,848,543 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	179,211	167,678
Accumulated deficit	(97,489)	(89,205)
Accumulated other comprehensive loss	(2,092)	(910)
Total stockholders' equity	79,633	77,566
Total liabilities and stockholders' equity	$393,894	$269,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue:
Telecommunications services	$96,996	$49,161	$254,425	$144,684

Operating expenses:
Cost of telecommunications services provided	53,363	29,891	142,521	89,233
Selling, general and administrative expense	25,553	11,001	69,410	31,349
Severance, restructuring and other exit costs	—	3,342	7,747	3,342
Depreciation and amortization	12,631	5,878	32,472	16,911

Total operating expenses	91,547	50,112	252,150	140,835

Operating income (loss)	5,449	(951)	2,275	3,849

Other expense:
Interest expense, net	(3,080)	(1,761)	(7,829)	(6,755)
Loss on debt extinguishment	—	(3,104)	(1,056)	(3,104)
Other expense, net	(706)	(215)	(1,798)	(8,504)

Total other expense	(3,786)	(5,080)	(10,683)	(18,363)

Income (loss) before income taxes	1,663	(6,031)	(8,408)	(14,514)

(Benefit from) provision for income taxes	(99)	605	(124)	811

Net income (loss)	$1,762	$(6,636)	$(8,284)	$(15,325)

Earnings (loss) per share:
Basic	$0.05	$(0.23)	$(0.24)	$(0.59)
Diluted	$0.05	$(0.23)	$(0.24)	$(0.59)

Weighted average shares:
Basic	34,981,104	28,449,319	34,603,144	25,873,938
Diluted	35,888,525	28,449,319	34,603,144	25,873,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income (loss)	$1,762	$(6,636)	$(8,284)	$(15,325)

Other comprehensive income (loss):
Foreign currency translation loss	(212)	(334)	(1,182)	(82)
Comprehensive income (loss)	$1,550	$(6,970)	$(9,466)	$(15,407)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2014	33,848,543	$3	$167,678	$(89,205)	$(910)	$77,566

Stock-based compensation for options issued	—	—	1,194	—	—	1,194

Stock-based compensation for restricted stock issued	461,577	—	4,223	—	—	4,223

Tax withholding related to the vesting of restricted stock units	(121,499)	—	(2,017)	—	—	(2,017)

Stock issued in connection with acquisition	610,843	—	7,500	—	—	7,500

Stock options exercised	210,042	—	633	—	—	633

Net loss	—	—	—	(8,284)	—	(8,284)

Foreign currency translation loss	—	—	—	—	(1,182)	(1,182)

Balance, September 30, 2015	35,009,506	$3	$179,211	$(97,489)	$(2,092)	$79,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,284)	$(15,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,472	16,911
Stock-based compensation	5,417	1,815
Debt discount amortization	—	420
Change in fair value of warrant liability	—	6,857
Loss on debt extinguishment	1,056	3,104
Amortization of deferred financing costs	697	930
Change in fair value of acquisition earn-out	880	1,554

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,838)	(1,636)
Deferred contract costs	(2,578)	(1,213)
Prepaid expenses and other current assets	496	421
Other assets	(68)	(1,487)
Accounts payable	(12,347)	(4,321)
Accrued expenses and other current liabilities	4,419	(7,658)
Deferred revenue and other long-term liabilities	1,561	404

Net cash provided by operating activities	19,883	776

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(131,397)	(7,827)
Purchases of property and equipment	(9,842)	(3,058)

Net cash used in investing activities	(141,239)	(10,885)

Cash flows from financing activities:
Proceeds from line of credit	—	3,000
Repayment of line of credit	—	(6,000)
Proceeds from term loan	230,000	125,000
Repayment of term loan	(129,376)	(61,750)
Proceeds from mezzanine debt	—	1,500
Repayment of mezzanine debt	—	(31,000)
Payment on earn-out	(3,239)	(750)
Debt issuance costs	(4,801)	(1,997)
Settlement of warrant liability	—	(9,576)
Tax withholding related to the vesting of restricted stock units	(2,017)	(1,347)
Repayment of capital leases	(610)	—
Exercise of stock options	633	902
Stock issued in offering, net of offering costs	—	24,581

Net cash provided by financing activities	90,590	42,563

Effect of exchange rate changes on cash	1,223	3,371

Net (decrease) increase in cash and cash equivalents	(29,543)	35,825

Cash and cash equivalents at beginning of period	49,256	5,785

Cash and cash equivalents at end of period	$19,713	$41,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,421	$6,554

Supplemental disclosure of non-cash investing and financing activities:
Fair value of current assets acquired	14,971	1,901
Fair value of non-current assets acquired	154,704	11,940
Fair value of current liabilities assumed	(18,884)	(3,598)
Fair value of non-current liabilities assumed	(1,894)	(437)
Stock issued in connection with acquisition earn-out	—	3,704
Stock issued in connection with acquisition	7,500	1,000
Stock issued in connection with extinguishment of warrants	—	9,576
Accrued purchases of property and equipment	1,457	540

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. is a Delaware corporation (“GTT” and together with its consolidated subsidiaries, the “Company”)which was incorporated on January 3, 2005. The Company operates a global Tier 1 IP network connecting clients to locations and cloud applications around the world. The Company delivers three primary services to its customers—EtherCloud, a flexible Ethernet-based connectivity service; Internet Services, a reliable, high bandwidth Internet connectivity services; and Managed Services, including multi-layered security services, managed remote access, managed customer premise equipment and PCI compliant connectivity services. The Company's extensive network and broad geographic reach enables it to cost-effectively deliver the bandwidth, scale and security demanded by its customers.

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

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year 2015 or for any other interim period. The December 31, 2014 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

There have been no changes in the Company’s significant accounting policies as of September 30, 2015 as compared to the significant accounting policies disclosed in Note 2, "Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on March 13, 2015.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the grant date fair values used to compute the stock-based compensation expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Correction of Immaterial Error

The Company corrected two errors in the condensed consolidated statement of cash flows for the nine months ended September 30, 2014. The Company had erroneously presented debt issuance costs as an operating activity; the correct presentation should have been a financing activity. The amount of the correction was $2.0 million. In addition, the Company had erroneously presented the cash payment of an earn out accounted for as contingent consideration as an operating activity; the correct presentation should have been a financing activity. The amount of the correction was $0.7 million. The combined correction of these errors resulted in changing net cash used in operating activities of $2.0 million to net cash provided by operating activities of $0.8 million; and changing net cash provided by financing activities of $45.3 million to net cash provided by financing activities of $42.6 million. This correction had no impact on the final cash balance. Additionally the correction had no impact on the condensed consolidated statement of operations or the condensed consolidated balance sheet. The Company has evaluated this correction in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the correction was not material.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts With Customers. The guidance in ASC Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASC Topic 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASC Topic 606 by one year to periods beginning after December 15, 2017, and interim periods within those periods. The Company continues to assess the impact of ASC Topic 606 and expects to adopt the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.

On April 7, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; however, early adoption of the amendments is permitted. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. On August 16, 2015, the FASB issued ASU 2015-15 to clarify the position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements that had not been addressed in ASU 2015-03. The amendments in ASU 2015-15 clarified that the FASB and SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company has not yet adopted the provisions in either ASU and continues to assess their impact.

On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional purchase price allocation amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company expects to adopt the provisions of this ASU in fiscal years beginning after December 15, 2015.

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

•$7.5 million paid at the closing of the transaction by delivery of 610,843 unregistered shares of the Company’s common stock, par value $0.0001 per share, valued for this purpose at $12.28 per share; and

•$10.0 million paid in cash on the first anniversary of the closing, subject to reduction for any indemnification claims made by the Company prior to such date.

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

The Company reevaluated the fair value and purchase price allocation originally recorded as of the acquisition date. The Company refined the preliminary purchase allocation from the purchase date with the net result yielding an adjustment of approximately $250,000 to accounts receivable and goodwill. The following table summarizes the purchase price and the preliminary allocation of assets acquired and liabilities assumed as of September 30, 2015 at estimated fair value (amounts in thousands):

Purchase Price:
Cash paid at closing	$131,397
Deferred cash to be paid on April 1, 2016	10,000
Total common stock consideration	7,500
Total consideration to be allocated in acquisition accounting	$148,897

Purchase Price Allocation:
Assets acquired:
Accounts receivable	$13,402
Prepaid expenses and other assets	1,569
Property and equipment	23,122
Intangible assets	48,068
Goodwill	83,514
Total assets acquired	169,675

Liabilities assumed:
Accounts payable and accrued expenses	(12,902)
Billings in advance	(4,411)
Capital leases assumed	(3,465)
Total liabilities assumed	(20,778)

Net assets acquired	$148,897

Intangible assets acquired include $46.0 million related to customer relationships and $2.1 million related to various definite-lived trademarks. Intangible assets related to customer relationships and trademarks are subject to a straight-line amortization. The customer relationships have a useful life of seven years and the trademarks have a useful life of three years.

Amortization expense of $2.0 million and $3.6 million has been recorded for the three and nine months ended September 30, 2015, respectively. Estimated amortization expense related to intangible assets created as a result of the MegaPath acquisition for each of the years subsequent to September 30, 2015 is as follows (amounts in thousands):

2015 remaining	$1,816
2016	7,263
2017	7,263
2018	6,743
2019	6,570
2020 and beyond	14,782
Total	$44,437

Goodwill in the amount of $83.5 million was recorded as a result of the acquisition of MegaPath. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is deductible for tax purposes.

The Company incurred $7.7 million in exit costs associated with the acquisition of MegaPath including employee termination costs and contract termination expenses (refer to Note 10 for further details). In addition, the Company incurred $1.0 million and $3.6 million in transaction and integration costs related to the acquisition of MegaPath that have been included as a selling, general and administrative expense within the statements of operations for the three and nine months ended September 30, 2015, respectively. Transaction and integration costs include third party costs directly related to the acquisition and integration of MegaPath, including legal, accounting and consulting services and travel costs, and excludes any internal employee costs or allocations.

UNSi

In the fourth quarter of 2014, the Company acquired United Networks Services, Inc. ("UNSi"). The Company accounted for this acquisition as a business combination and have included its results of operations in the consolidated financial statements starting on the acquisition date. There have been no significant changes to the purchase price allocation reported in the Company's Annual Report and the Company expects to finalize this allocation in the fourth quarter 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts in thousands, except per share and share data
Revenue	$96,996	$94,946	$285,700	$282,569

Net income (loss)	$1,862	$(7,551)	$(7,273)	$(18,070)

Earnings (loss) per share:
Basic	$0.05	$(0.27)	$(0.21)	$(0.70)
Diluted	$0.05	$(0.27)	$(0.21)	$(0.70)
Weighted average shares:
Basic	34,981,104	28,449,319	34,603,144	25,873,938
Diluted	35,888,525	28,449,319	34,603,144	25,873,938

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company completed its annual goodwill impairment testing on its measurement date of October 1, 2015. The Company performed a qualitative impairment analysis and determined that it is more likely than that not that the fair value of the reporting unit is greater than its carrying amount; therefore, the Company concluded that the first and second steps of the goodwill impairment test were unnecessary and that no indicators of impairment existed. In addition, the Company completed its annual impairment test of the indefinite lived trademark. The Company used a discounted cash flow model using the royalty relief method and concluded that no impairment existed as of the measurement date.

The Company's goodwill balance was $176.2 million and $92.7 million as of September 30, 2015 and December 31, 2014, respectively. Additionally, the Company's intangible asset balance was $90.4 million and $58.6 million as of September 30, 2015 and December 31, 2014, respectively. The additions to both goodwill and intangible assets during the nine months ended September 30, 2015 relate to the acquisition of MegaPath (see Note 3 - Business Acquisitions).

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. Acquired trade names are assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Definite-lived intangible assets related to customer relationships, trademarks, non-compete agreements and FCC licenses are subject to a straight-line amortization period that best reflects the time period over which the Company expects to benefit from the underlying intangible asset.

The following table summarizes the Company’s intangible assets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

		September 30, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$131,763	$45,100	$86,663
Non-compete agreements	3-5 years	4,331	4,286	45
Point-to-point FCC Licenses	3 years	1,695	560	1,135
Trademark	3 years	2,079	346	1,733
Trade name (non-amortizing)	N/A	800	—	800
		$140,668	$50,292	$90,376

		December 31, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$85,759	$29,639	$56,120
Non-compete agreements	3-5 years	4,331	4,147	184
Point-to-point FCC Licenses	3 years	1,665	139	1,526
Trade name (non-amortizing)	N/A	800	—	800
		$92,555	$33,925	$58,630

Amortization expense was $16.4 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2015 in each of the years subsequent to September 30, 2015 is as follows (amounts in thousands):

2015 remaining	$5,845
2016	22,943
2017	21,133
2018	14,856
2019	10,017
2020 and beyond	14,782
Total	$89,576

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Accrued carrier costs	$22,151	$14,359
Acquisition earn-outs and holdbacks	13,603	5,942
Accrued restructuring costs	4,357	2,101
Accrued compensation and benefits	6,691	4,385
Accrued taxes	2,561	2,446
Accrued other	6,752	6,231
	$56,115	$35,464

NOTE 6     — DEBT

The following summarizes the debt activity of the Company during the nine months ended September 30, 2015 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000
Issuance	230,000	230,000	—
Payments	(129,376)	(114,376)	(15,000)
Debt obligation as of September 30, 2015	224,250	224,250	—
Less: Current portion of long-term debt	(11,500)	(11,500)	—
Long-term debt, net of current portion	$212,750	$212,750	$—

Senior Term Loan and Line of Credit

On April 1, 2015, the Company entered into an amended credit agreement (the "Amended Agreement"), which amends the credit agreement, dated as of August 6, 2014. The Amended Agreement provided for a term loan facility of $230.0 million; a revolving line of credit facility of $25.0 million with a letter of credit facility sublimit of $7.5 million and a swingline loan under the revolving credit commitment with a swing line loan sublimit of $5.0 million; and an uncomitted incremental credit facility of $50.0 million in terms loans and/or revolving credit commitments. The Amended Agreement extended the maturity date of the loans to March 31, 2020.

The delayed draw term loan was settled in full in connection with the Amended Agreement. In addition, the Company accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities, and expensed portions of the new debt issuance costs that do not qualify for deferral, for a total of $1.1 million. These amounts are reflected as loss on debt extinguishment for the nine months ended September 30, 2015 in the condensed consolidated statements of operations.

The interest rate on borrowings under the term loan facility is LIBOR plus 4.50% spread (4.77% total at September 30, 2015). The revolving credit facility margin is subject to a leveraged based pricing grid, as set forth in the Amended Agreement; and the commitment fee is equal to 0.50% per annum of the available revolver. The Company has $0.5 million of letters of credit outstanding against the sublimit of $7.5 million.

On October 22, 2015, the Company entered into a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). In connection with the Credit Agreement, the Amended Agreement was terminated. The Company expects to recognize a loss on extinguishment of debt of approximately $4.5 million in the fourth quarter of 2015, which will be recorded as a loss on debt extinguishment in the condensed consolidated statements of operations. Refer to Note 13 for further details.

The obligations under the Amended Agreement are secured by substantially all of the Company's tangible and intangible assets. As a result of the Credit Agreement and the termination of the Amended Agreement no debt covenant calculations were required as of September 30, 2015.

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

The following section describes the valuation methodologies that the Company uses to measure financial instruments at fair value:

The Company has at times used contingent consideration in the form on an earn-out in certain acquisitions. The remaining earn-out liability as of September 30, 2015 relates to business acquisitions in which the sellers will receive a cash payout based upon the performance of the entity the Company acquired. The Company recorded a fair value adjustment to the earn-out liability during the three and nine months ended September 30, 2015 of $0.5 million and $0.9 million, respectively. Additionally, the Company paid out $2.4 million and $3.2 million during the three and nine month periods ended September 30, 2015, respectively. The Company recorded a fair value adjustment to the earn-out liability during the three and nine months ended September 30, 2014 of $0.0 million and $1.6 million, respectively. Additionally, the Company paid out $0.0 million and $0.8 million in cash and $0.0 million and $3.7 million in equity during the three and nine month periods ended September 30, 2014, respectively.

The changes in fair value have been recorded as a component of net loss. The earn-out liability is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of the remaining liability is developed using unobservable inputs including the present value of forecasted gross profits of an agreed upon subset of customer services acquired. The anticipated future gross profits are derived from the contractual terms of the customer agreements.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-outs	$—	$—	$1,015	$1,015

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-outs	$—	$—	$3,374	$3,374

Rollforward of Level 3 liabilities are as follows (amounts in thousands):

Acquisition Earn-outs

Balance, December 31, 2014	$3,374
Change in fair value	880
Paid in cash	(3,239)
Balance, September 30, 2015	$1,015

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

NOTE 8 — SHARE-BASED COMPENSATION

The following tables summarize the share-based compensation expense recognized as a selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$378	$249	$1,194	$660
Restricted stock	1,345	420	4,223	1,155
Total	$1,723	$669	$5,417	$1,815

As of September 30, 2015, there was $20.2 million of total unrecognized compensation costs related to unvested share-based compensation agreements. The unrecognized compensation costs as of September 30, 2015 are expected to be amortized over 3.1 years. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized:

	September 30, 2015
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (yrs)
Stock options	$4,321	3.0
Restricted stock	15,843	3.2
Total	$20,164	3.1

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of September 30, 2015; the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011 and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 6,320,520 have been issued and are outstanding.

The GTT Stock Plan permits the granting of stock options and restricted stock to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company. Options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than 10 years from the grant date. The options generally vest over four years with 25% of the option shares becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years. Restricted stock granted under the GTT Stock Plan is granted at closing stock price on the day of grant. Restricted stock generally vests over four years with 25% of the option shares becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years. The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to authorize a different vesting schedule.

The following table summarizes the stock options and restricted stock granted during the three and nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options granted	34	16	284	425
Fair value of stock options granted	$349	$99	$2,425	$3,100

Restricted stock granted	69	61	431	342
Fair value of restricted stock granted	$1,616	$647	$7,770	$4,029

NOTE 9 — INCOME TAXES

For the three months ended September 30, 2015 and 2014, the Company recorded a net tax benefit of $0.1 million and a tax expense of $0.6 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded a net tax benefit of $0.1 million and a tax expense of $0.8 million, respectively.
Income tax expense consists of U.S. federal, state and foreign income taxes. To date, the Company has not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
NOTE 10 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

UNSi

During the year ended December 31, 2014, the Company incurred $6.1 million in exit costs associated with the acquisition of UNSi, including employee severance costs and termination costs associated with facility leases and network agreements.

No additional charges were incurred during the three or nine months ended September 30, 2015. Of the $6.1 million charge, approximately $5.9 million has been paid as of September 30, 2015, $2.0 million of which was paid during the nine months ended September 30, 2015. The exit costs recorded and paid are summarized as follows for the period ended September 30, 2015 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, September 30, 2015
Employee termination benefits	$3,725	$3,725	$—
Lease and network termination charges	1,297	1,259	38
Other exit costs	1,103	915	188
Total	$6,125	$5,899	$226

Other exit costs include third party costs directly related to the exit activities associated with the acquisition of UNSi, and exclude any internal employee costs or allocations.

MegaPath

The Company incurred $7.7 million in exit costs associated with the acquisition of MegaPath including employee severance costs and termination costs associated with facility leases and network agreements. No additional charges were incurred during the three months ended September 30, 2015. Approximately $3.6 million was paid through the the nine months ended September 30, 2015. The exit costs recorded and paid are summarized as follows for the period ended September 30, 2015 (amounts in thousands):

	Charges Net of Reversals	Cash Payments	Balance, September 30, 2015
Employee termination benefits	$4,132	$3,423	$709
Lease and network termination charges	2,886	156	2,730
Other exit costs	729	37	692
Total	$7,747	$3,616	$4,131

Other exit costs include third party costs directly related to the exit activities associated with the acquisition of MegaPath, and exclude any internal employee costs or allocations.

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of earnings (loss) per share (amounts in thousands, except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted EPS – earnings (loss) available to common stockholders	$1,762	$(6,636)	$(8,284)	$(15,325)
Denominator for basic EPS – weighted average shares	34,981,104	28,449,319	34,603,144	25,873,938
Effect of dilutive securities	907,421	—	—	—
Denominator for diluted EPS – weighted average shares	35,888,525	28,449,319	34,603,144	25,873,938

Earnings (loss) per share: basic	$0.05	$(0.23)	$(0.24)	$(0.59)
Earnings (loss) per share: diluted	$0.05	$(0.23)	$(0.24)	$(0.59)

The table below details the anti-dilutive items that were excluded in the computation of the earnings (loss) per share (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	5	1,096	1,404	1,096
Totals	5	1,096	1,404	1,096

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

At September 30, 2015, the Company was contractually committed for $122.0 million of expenditures. A majority of these purchase commitments are expected to be satisfied in the next 12 months. With the exception of the office lease commitments, the Company’s purchase commitments are such that the terms and conditions in the supplier and customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under contractual agreements and non-cancelable operating and capital leases are as follows at September 30, 2015 (amounts in thousands):

	Supplier Agreements	Office Leases	Capital Leases	Other
2015 remaining	$16,500	$762	$301	$411
2016	49,193	2,780	1,378	1,548
2017	25,881	2,262	644	1,233
2018	8,211	1,707	540	314
2019	2,577	1,725	—	206
2020 and beyond	2,898	956	—	—
Total	$105,260	$10,192	$2,863	$3,712

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. As of September 30, 2015, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

NOTE 13 — SUBSEQUENT EVENTS

Acquisition of One Source Networks Inc.
On October 22, 2015, the Company completed the acquisition of all of the equity securities of One Source Networks Inc., a Texas corporation (“One Source”), pursuant to the previously announced Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and One Source.
The purchase price was $175.0 million plus approximately $5.0 million of closing date adjustments related to estimated working capital. The purchase price is subject to a final post-closing reconciliation for closing date cash, working capital, transaction expenses, indebtedness and certain tax payments.
In connection with the transactions contemplated by the Merger Agreement, certain equityholders of One Source reinvested an aggregate of $10.7 million of their proceeds in the transaction to purchase 475,001 shares of newly issued Company common stock. The Company expects to incur a restructuring charge of approximately $10 million in the fourth quarter related to exit costs, including a reduction in headcount and the termination of leases and contracts.
New Credit Agreement

In conjunction with the acquisition of One Source, the Company entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, KeyBank National Association, as administrative agent, letter of credit issuer, swing line lender and a lender, SunTrust Bank, as syndication agent and a lender, KeyBank Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners, MUFG Union Bank, N.A., Pacific Western Bank, CIT Bank, N.A., ING Capital LLC, Société Générale and CoBank, ACB, as co-documentation agents, and the other lenders party thereto.
The Credit Agreement provides for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swing line facility). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $75.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests, provided, however, that incremental revolving loan commitments may not exceed $25.0 million.
The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving loan facility is October 22, 2020. Each maturity date may be extended per the terms of the Credit Agreement. The mandatory quarterly principal payment is $1.0 million starting March 31, 2016 with the balance due at maturity.
The Company may prepay loans under the Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. In the event that the term loans are prepaid within six months after entering into the Credit Agreement, such prepayment will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid.
At the Company’s election, loans under the Credit Agreement may also be made as either Base Rate Loans or Eurodollar Loans. The applicable margin for term loans is 4.25% for Base Rate Loans and 5.25% for Eurodollar Loans. All Term Loan Eurodollar Loans are subject to a floor of 1.00%. The applicable margin for revolving loans is 3.75% for Base Rate Loans and 4.75% for Eurodollar Loans.
The obligations of the Company under the Credit Agreement are guaranteed by certain of the Company's subsidiaries. The obligations of the Company under the Credit Agreement are secured by substantially all of the tangible and intangible assets of the Company.
The Credit Agreement contains customary financial and operating covenants, including among others a consolidated net secured leverage ratio and covenants restricting the incurrence of debt, imposition of liens, the payment of dividends and entering into affiliate transactions. The Credit Agreement also contains customary events of default, including among others nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the Credit Agreement, the entire outstanding balance may become immediately due and payable.
In addition, the Company must comply with a Consolidated Net Secured Leverage Ratio covenant and is restricted from permitting the Consolidated Net Secured Leverage Ratio to be greater than the maximum ratio specified below during the period opposite such maximum ratio:

Fiscal Quarter Ending	Maximum Ratio
March 31, 2016	5.00:1.00
June 30, 2016	5.00:1.00
September 30, 2016	4.75:1.00
December 31, 2016	4.75:1.00
March 31, 2017	4.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.25:1.00
December 31, 2017	4.25:1.00
March 31, 2018	4.00:1.00
June 30, 2018	4.00:1.00
September 30, 2018	3.75:1.00
December 31, 2018	3.75:1.00
March 31, 2019 and thereafter	3.50:1.00
Several of the lenders under the Credit Agreement and their affiliates have various relationships with the Company and its subsidiaries involving the provision of financial services, such as investment banking, commercial banking, advisory, cash management, custody and corporate credit card services for which they receive customary fees and may do so in the future.
Termination of Amended Agreement
In connection with the entry into the Credit Agreement described above, on October 22, 2015, the Company and its subsidiaries terminated the Amended Agreement. The Company expects to recognize a loss on extinguishment of debt of approximately $4.5 million in the fourth quarter of 2015, which will be recorded as loss on debt extinguishment in the condensed consolidated statements of operations. Refer to Note 6 for a description of the Amended Agreement.

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

We are a global cloud network provider delivering connectivity solutions to over 4,500 enterprise, carrier and government customers in over 100 countries as of September 30, 2015. Our global, proprietary Internet Protocol ("IP") backbone is one of the most interconnected Ethernet service platforms around the world. We provide reliable, scalable and secure solutions, including private, public and hybrid cloud networking, high bandwidth IP transit for content delivery and hosting applications, on-demand and high-demand network capacity to support varying needs and network-to-network carrier interconnects.

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

We have designed, delivered and managed services in all six populated continents around the world. Our service expansion is largely customer-driven, and we have also grown our company through a series of acquisitions. Our five largest customers accounted for approximately 10% of consolidated revenues for the three months ended September 30, 2015.

Our total revenue is comprised of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue, and burst revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended September 30, 2015, MRR was approximately 93% of our total revenue. Non-recurring revenue includes the amortization of previously collected installation charges to customers; and one-time termination charges for customers who cancel their services prior to the contract termination date. Burst revenue represents variable revenue based on whether a customer exceeds their committed usage threshold as specified in their contract.

The GTT backbone network is built using a multi-layer design developed to offer a high level of performance and reliability. We have deployed network assets in 24 countries and 55 metropolitan statistical areas to provide our EtherCloud, Internet Services and Managed Services to customers. We have over 250 Points of Presence, or PoPs, delivering network connectivity spanning major U.S. and European cities, and we have established Ethernet hubs with various carriers and multiple connections to other Tier 1 IP providers.

Built on top of our highly-resilient, multi-homed optical transport network, our IP Network is engineered to provide high levels of capacity and performance, even when utilizing enhanced services such as traffic analysis, distributed denial of service ("DDoS") mitigation and traffic filtering.

We have over 2,000 supplier relationships worldwide from which we source bandwidth and other services, which we combine with our own network assets to meet customers’ requirements. Through our supplier relationships, our customers have access to an array of service providers without having to manage multiple contracts. Our supplier management team works with our suppliers to obtain competitive quotes, aimed at providing greater choice, flexibility and cost savings for our customers. Due to the nature of our network and the flexibility provided by these supplier relationships, we can usually provide additional network connectivity and capacity requested by customers with limited incremental capital expenditures.

Our cost of telecommunication services provided consists of costs (i) for our core network, which includes our Layer 2 switched Ethernet mesh network and our IP Transit backbone, located in over 250 global POPs, and (ii) for network extensions from our core network using third party providers of services associated with customer locations across North America; Europe, Middle East and Africa (“EMEA”) and Asia. With respect to the cost of network extensions, the key off-net terms and conditions appearing in both supplier and customer agreements are substantially the same, with margin applied to the suppliers’ costs, and generally on back-to-back term lengths. There are no wages or overheads included in these costs. From time to time, we have agreed to certain special commitments with vendors in order to obtain better rates, terms and conditions for the procurement of services from those vendors. These commitments include volume purchase commitments and purchases on a longer-term basis than the term for which the applicable customer has committed.

Our supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of September 30, 2015, we had 520 employees and full-time equivalents. For the nine months ended September 30, 2015, the total employee cash compensation and benefits represented approximately 14% of total operating expenses.

Recent Developments Affecting Our Results

Business Acquisitions

MegaPath
On April 1, 2015, the Company completed the acquisition of MegaPath Corporation ("MegaPath"), which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients. The Company paid an aggregate purchase price of $152.3 million, payable in a combination of cash, assumed capital leases and the issuance of 610,843 unregistered shares of the Company’s common stock, par value $0.0001 per share, valued at $12.28 per share. $10.0 million of the purchase price is being withheld by the Company for one year following the closing of the acquisition, subject to reduction for any indemnification claims made prior to such date.

The acquisition of MegaPath has been accounted for as a business combination as of April 1, 2015.

UNSi
On October 1, 2014, the Company acquired 100% of the issued and outstanding stock in United Networks Services, Inc. ("UNSi"), a Delaware corporation. UNSi delivers high capacity Ethernet and MPLS wide-area-network solutions, internet services and a broad range of managed services. The Company paid the shareholders of UNSi an aggregate of $35.4 million, payable in a combination of cash and the issuance of 231,539 unregistered shares of common stock of the Company, $0.0001 per share, valued at $12.45 per share. $2.6 million of the purchase price is being withheld by the Company for one year following the closing of the acquisition as security for UNSi's indemnification obligations.

The acquisition of UNSi has been accounted for as a business combination as of October 1, 2014.

For further details of each acquisition refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Debt Financing
In conjunction with the acquisition of MegaPath, on April 1, 2015, the Company entered into an amended credit agreement (the "Amended Agreement"), which amends the credit agreement, dated as of August 6, 2014. The Amended Agreement provides for a term loan facility, a revolving line of credit facility, a letter of credit facility, and an uncommitted incremental credit facility.  The material amendments implemented by the Amended Agreement include the following:

•an increase in the term loan commitment from $110.0 million to $230.0 million;

•an increase in the revolving credit commitment from $15.0 million to $25.0 million with a letter of credit facility sublimit of $7.5 million and a new swingline loan under the revolving credit commitment with a swingline loan sublimit of $5.0 million;

•an increase in the uncommitted incremental credit facility from $30.0 million to $50.0 million in term loans and/or revolving credit commitments; and

•extension of the maturity date of the loans to March 31, 2020.

For further details on the Amended Agreement, refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Subsequent Events
On October 22, 2015, we completed the acquisition of all of the equity securities of One Source Networks Inc., a Texas corporation (“One Source”). The purchase price was $175.0 million plus approximately $5.0 million of closing date adjustments related to estimated working capital. The purchase price is subject to a final post-closing reconciliation for closing date cash, working capital, transaction expenses, indebtedness and certain tax payments. In connection with the transactions contemplated by the Merger Agreement, certain equityholders of One Source reinvested an aggregate of $10.7 million of their proceeds in the transaction to purchase 475,001 shares of newly issued Company common stock. We expect to incur a restructuring charge of approximately $10 million in the fourth quarter related to exit costs, including a reduction in headcount and the termination of leases and contracts.
In conjunction with the acquisition of One Source, the Company entered into a Credit Agreement (the “Credit Agreement”) that provides for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving loan facility is October 22, 2020. We elected for the loans under the Credit Agreement to be paid as Eurodollar Loan's where the the applicable margin is 5.25% subject to a floor of 1.00%. The applicable margin for revolving loans is 4.75%. Concurrently with entering into the Credit Agreement, we terminated Amended Agreement.
For additional details on the Credit Agreement, the termination of the Amended Agreement and the acquisition of OneSource, refer to Note 13 to the Notes to the Condensed Financial Statements or the Liquidity and Capital Resources section included herein.
Locations of Offices and Origins of Revenue

GTT’s headquarters are located in McLean, Virginia. We also lease corporate office space in the following cities around the world:
•North America: Chicago, IL; Denver, CO; New York, NY; East Rutherford, NJ; Dallas, TX; Scottsdale, AZ;
Lemont Furnace, PA; Austin; TX; Costa Mesa, CA; Seattle, WA; and Pleasanton, CA
•Europe: London, England; Cagliari, Italy; Milan, Italy; Frankfurt, Germany; Belfast, Ireland
•Asia: Hong Kong, China

The table below presents the geographical distribution of revenue recorded by legal entity for the three months ended September 30, 2015 and 2014:

Geographical Revenue	2015	2014
United States	81%	54%
Italy	11%	29%
United Kingdom	7%	14%
Other	1%	3%
Totals	100%	100%

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,
	2015	2014	$ Variance	% Variance

Revenue	$96,996	$49,161	$47,835	97.3%
Cost of telecommunication services provided	53,363	29,891	23,472	78.5%

Operating expenses, depreciation and amortization	38,184	20,221	17,963	88.8%

Operating income (loss)	$5,449	$(951)	$6,400	(673.0)%

Net income (loss)	$1,762	$(6,636)	$8,398	(126.6)%

Revenue
Our revenue increased by $47.8 million, or 97.3%, from $49.2 million for the three months ended September 30, 2014 to $97.0 million for the three months ended September 30, 2015. The increase was primarily due to the acquisition of UNSi on October 1, 2014, which added approximately 2,000 customers, and the acquisition of MegaPath on April 1, 2015, which added approximately 550 customers.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2014 revenue would have been higher by $2.9 million for the three months ended September 30, 2015.

Cost of Telecommunications Services Provided
Cost of telecommunication services provided increased by $23.5 million, or 78.5%, from $29.9 million for the three months ended September 30, 2014 to $53.4 million for the three months ended September 30, 2015. Consistent with our increase in revenue, the increase in both cost of telecommunication services provided was principally driven by the acquisitions of UNSi and MegaPath.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2014, cost of telecommunication services provided would have been higher by $1.1 million for the three months ended September 30, 2015.

Operating Expenses
Operating expenses, exclusive of cost of telecommunication services provided, were $38.2 million and $20.2 million for the three months ended September 30, 2015 and 2014, respectively. The increase was due primarily to the UNSi and MegaPath acquisitions. The increase in non-cash compensation of $1.0 million for the three months ended September 30, 2015 was driven primarily by additional expense recorded on awards where achievement of the performance criteria has been determined to be probable.

Additionally, the Company realized $1.0 million in transaction and integration costs related to the acquisition of MegaPath that have been included as selling, general and administrative expense for the three months ended September 30, 2015. Transaction and integration costs include third party costs directly related to the acquisition and integration of MegaPath, including legal, accounting and consulting fees, and travel costs, and exclude any internal employee costs or allocations.

Amortization of intangible assets increased $2.5 million, or 71.6%, from $3.5 million to $6.0 million for the three months ended September 30, 2015, due to the additional definite-lived intangible assets recorded in the UNSi and MegaPath acquisitions. Similarly, depreciation expense increased $4.2 million, or 179%, from $2.4 million to $6.6 million for the three months ended September 30, 2015, primarily due to the substantial property and equipment acquired in the respective acquisitions.

These operating expenses are illustrated further in the table below (amounts in thousands):

	Three Months Ended September 30,
	2015	2014	$ Variance	% Variance

Selling, general and administrative expenses (1)	$22,786	$10,332	$12,454	120.5%
Transaction and integration costs	1,044	—	1,044	*
Non-cash compensation	1,723	669	1,054	157.5%
Severance, restructuring and other exit costs	—	3,342	(3,342)	*
Amortization of intangible assets	6,018	3,508	2,510	71.6%
Depreciation	6,613	2,370	4,243	179.0%
Totals	$38,184	$20,221	$17,963	88.8%
(1) Excludes transaction and integration costs and non-cash compensation
* - Not meaningful

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2014, operating expenses, excluding cost of telecommunication services provided, would have been higher by $1.2 million for the three months ended September 30, 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance

Revenue	$254,425	$144,684	$109,741	75.8%
Cost of telecommunication services provided	142,521	89,233	53,288	59.7%

Operating expenses, depreciation and amortization	109,629	51,602	58,027	112.5%

Operating income	$2,275	$3,849	$(1,574)	(40.9)%

Net loss	$(8,284)	$(15,325)	$7,041	(45.9)%

Revenue
Our revenue increased by $109.7 million, or 75.8%, from $144.7 million for the nine months ended September 30, 2014 to $254.4 million for the nine months ended September 30, 2015. The increase was primarily due to the acquisition of UNSi and the acquisition of MegaPath.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2014 revenue would have been higher by $10.0 million for the nine months ended September 30, 2015.

Cost of Telecommunications Services Provided
Cost of telecommunication services provided increased by $53.3 million, or 59.7%, from $89.2 million for the nine months ended September 30, 2014 to $142.5 million for the nine months ended September 30, 2015. The cost of telecommunication services provided increased due to the UNSi and MegaPath acquisition and the addition of new clients.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2014, cost of telecommunication services provided would have been higher by $3.8 million for the nine months ended September 30, 2015.

Operating Expenses
Operating expenses, exclusive of cost of telecommunication services provided, were $109.6 million and $51.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was due primarily to the UNSi and MegaPath acquisitions. The increase in non-cash compensation of $3.6 million for the nine months ended September 30, 2015 was driven primarily by additional expense recorded on awards where the achievement of performance criteria has been determined to be probable.

Additionally, the Company incurred $7.7 million in restructuring costs and realized $3.6 million in transaction and integration costs related to the acquisition of MegaPath that have been included as selling, general and administrative expense for the nine months ended September 30, 2015. Transaction and integration costs include third party costs directly related to the acquisition and integration of MegaPath, including legal, accounting and consulting fees, and travel costs, and exclude any internal employee costs or allocations.

Amortization of intangible assets increased approximately $6.9 million, or 71.7%, from $9.5 million to $16.4 million for the nine months ended September 30, 2015, due to the additional definite-lived intangible assets recorded in the UNSi and MegaPath acquisitions. Similarly, depreciation expense increased $8.7 million, or 118.3%, from $7.4 million to $16.1 million for the nine months ended September 30, 2015, primarily due to the substantial property and equipment acquired in the respective acquisitions.

These operating expenses are illustrated further in the table below (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance

Selling, general and administrative expenses (1)	$60,398	$29,534	$30,864	104.5%
Severance, restructuring and other exit costs	7,747	3,342	4,405	131.8%
Transaction and integration costs	3,595	—	3,595	*
Non-cash compensation	5,417	1,815	3,602	198.5%
Amortization of intangible assets	16,368	9,533	6,835	71.7%
Depreciation	16,104	7,378	8,726	118.3%
Totals	$109,629	$51,602	$58,027	112.5%
(1) Excludes transaction and integration costs and non-cash compensation
* - Not meaningful

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2014, operating expenses, excluding cost of telecommunication services provided, would have been higher by $4.0 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings and debt financing. Our principal uses of cash have been for acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

The following summarizes the debt activity of the Company during the nine months ended September 30, 2015 (amounts in thousands):

	Total Debt	Senior Term Loan	Delayed Draw Term Loan
Debt obligation as of December 31, 2014	$123,626	$108,626	$15,000
Issuance	230,000	230,000	—
Payments	(129,376)	(114,376)	(15,000)
Debt obligation as of September 30, 2015	224,250	224,250	—
Less: Current portion of long-term debt	(11,500)	(11,500)	—
Long-term debt, net of current portion	$212,750	$212,750	$—

Senior Term Loan and Line of Credit

On April 1, 2015, we entered into an amended credit agreement (the "Amended Agreement"), which amends the prior credit agreement, dated as of August 6, 2014. The Amended Agreement provided for a term loan facility of $230.0 million; a revolving line of credit facility of $25.0 million with a letter of credit facility sublimit of $7.5 million and a swingline loan under the revolving credit commitment with a swing line loan sublimit of $5.0 million; and an uncomitted incremental credit facility of $50.0 million in terms loans and/or revolving credit commitments. The Amended Agreement extended the maturity date of the loans to March 31, 2020.

The delayed draw term loan was settled in full in connection with the Amended Agreement. In addition, we accelerated the amortization of ratable portions of the deferred financing costs associated with the prior term loan facilities and expensed portions of the new debt issuance costs that do not qualify for deferral, for a total of $1.1 million. These amounts are reflected as Loss on Debt Extinguishment for the nine months ended September 30, 2015 in the condensed consolidated statements of operations.

The interest rate on borrowings under the term loan facility is LIBOR plus 4.50% spread (4.77% total at September 30, 2015). The revolving credit facility margin is subject to a leveraged based pricing grid, as set forth in the Amended Agreement; and the commitment fee is equal to 0.50% per annum of the available revolver. We have $0.5 million of letters of credit outstanding against the sublimit of $7.5 million.

New Credit Agreement
On October 22, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, KeyBank National Association, as administrative agent, letter of credit issuer, swing line lender and a lender, SunTrust Bank, as syndication agent and a lender, KeyBank Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners, MUFG Union Bank, N.A., Pacific Western Bank, CIT Bank, N.A., ING Capital LLC, Société Générale and CoBank, ACB, as co-documentation agents, and the other lenders party thereto.

The Credit Agreement provides for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $75.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests, provided, however, that incremental revolving loan commitments may not exceed $25.0 million.

The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving loan facility is October 22, 2020. Each maturity date may be extended per the terms of the Credit Agreement. The mandatory quarterly payment is $1.0 million starting March 31, 2016 with the balance due at maturity.

The Company may prepay loans under the Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. In the event that the term loans are prepaid within six months after entering into the Credit Agreement, such prepayment will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid.

At the Company’s election, loans under the Credit Agreement may also be made as either Base Rate Loans or Eurodollar Loans. The applicable margin for term loans is 4.25% for Base Rate Loans and 5.25% for Eurodollar Loans. All Term Loan Eurodollar Loans are subject to a floor of 1.00%. The applicable margin for revolving loans is 3.75% for Base Rate Loans and 4.75% for Eurodollar Loans.

The obligations of the Company under the Credit Agreement are guaranteed by certain of the Company's subsidiaries. The obligations of the Company under the Credit Agreement are secured by substantially all of the tangible and intangible assets of the Company. As a result of the Credit Agreement and the termination of the Amended Agreement no debt covenants were required as of September 30, 2015.

The Credit Agreement contains customary financial and operating covenants, including among others a consolidated net secured leverage ratio and covenants restricting the incurrence of debt, imposition of liens, the payment of dividends and entering into affiliate transactions. The Credit Agreement also contains customary events of default, including among others nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the Credit Agreement, the entire outstanding balance may become immediately due and payable.

In addition, the Company must comply with a Consolidated Net Secured Leverage Ratio covenant and is restricted from permitting the Consolidated Net Secured Leverage Ratio to be greater than the maximum ratio specified below during the period opposite such maximum ratio:

Fiscal Quarter Ending	Maximum Ratio
March 31, 2016	5.00:1.00
June 30, 2016	5.00:1.00
September 30, 2016	4.75:1.00
December 31, 2016	4.75:1.00
March 31, 2017	4.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.25:1.00
December 31, 2017	4.25:1.00
March 31, 2018	4.00:1.00
June 30, 2018	4.00:1.00
September 30, 2018	3.75:1.00
December 31, 2018	3.75:1.00
March 31, 2019 and thereafter	3.50:1.00

Several of the lenders under the Credit Agreement and their affiliates have various relationships with the Company and its subsidiaries involving the provision of financial services, such as investment banking, commercial banking, advisory, cash management, custody and corporate credit card services for which they receive customary fees and may do so in the future.

Termination of Amended Agreement
In connection with the entry into the Credit Agreement described above, on October 22, 2015 we terminated the Amended Agreement. We expect to recognize a loss on extinguishment of debt of approximately $4.5 million in the fourth quarter of 2015, which will be recorded as loss on debt extinguishment in the condensed consolidated statements of operations.

Acquisition of One Source Networks Inc.
On October 22, 2015, we completed the acquisition of all of the equity securities of One Source Networks Inc., a Texas corporation (“One Source”), pursuant to the previously announced Agreement and Plan of Merger (the “Merger Agreement”) by and among the GTT and One Source. The purchase price was $175.0 million plus approximately $5.0 million of closing date adjustments related to estimated working capital. The purchase price is subject to a final post-closing reconciliation for closing date cash, working capital, transaction expenses, indebtedness and certain tax payments.

In connection with the transactions contemplated by the Merger Agreement, certain equityholders of One Source reinvested an aggregate of $10.7 million of their proceeds in the transaction to purchase 475,001 shares of newly issued Company common stock. We expect to incur a restructuring charge of approximately $10 million in the fourth quarter related to exit costs, including a reduction in headcount and the termination of leases and contracts.

Cash Flows

Cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $19.9 million and $0.8 million, respectively.

Cash used in investing activities was $141.2 million for the nine months ended September 30, 2015, consisting primarily of approximately $131.4 million of cash used in the MegaPath acquisition on April 1, 2015. Cash used in investing activities was approximately $10.9 million for the nine months ended September 30, 2014.

Net cash provided by financing activities was $90.6 million for the nine months ended September 30, 2015, consisting primarily of the net proceeds from the Amended Agreement used to fund the acquisition of MegaPath, and net cash provided by financing activities for the nine months ended September 30, 2014 was $42.6 million.

Management monitors cash flow and liquidity requirements on a regular basis, including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses, capital expenditures and the anticipated growth of revenue. Should the expected cash flows not be available, management believes it would have the ability to revise our operating plan and make reductions in expenditures.

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2015, we had approximately $19.7 million in cash and cash equivalents, and our current assets were $20.0 million less than current liabilities. Despite this net working capital deficit, we believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months, including the scheduled principal repayments of the Credit Agreement loan indebtedness and the associated interest cost. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

Capital Structure and Resources

Our stockholders’ equity amounted to $79.6 million as of September 30, 2015, an increase of $2.0 million compared to stockholders’ equity of $77.6 million as of December 31, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Capital Expenditures

Our capital expenditures primarily relate to the purchase of IP infrastructure equipment to support our global network and customer premise equipment to support our managed services portfolio. In addition, our capital expenditures include information technology-related software and infrastructure, leasehold improvements, capitalized labor and office equipment in support of our operations. Our capital expenditures for the nine months ended September 30, 2015 and 2014 were $9.8 million and $3.1 million, respectively, which includes capitalized labor of $0.8 million and $0, respectively.

Commitments and Contingencies

From time-to-time, the Company is a party to legal proceedings arising in the normal course of its business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows. Refer to Note 12 to our condensed consolidated financial statements.

At September 30, 2015, we are contractually committed for $122.0 million of expenditures. A majority of these purchase commitments are expected to be satisfied in the next 12 months.With the exception of the office lease commitments, the Company’s purchase commitments are such that the terms and conditions in the supplier and customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that the largest component of its contractual obligations is generally mirrored by its customer’s commitment to purchase the services associated with those obligations.

Estimated annual commitments under contractual agreements and non-cancelable operating leases are as follows at December 31, 2014 (amounts in thousands):

	Supplier Agreements	Office Leases	Capital Leases	Other
2015 remaining	$16,500	$762	$301	$411
2016	49,193	2,780	1,378	1,548
2017	25,881	2,262	644	1,233
2018	8,211	1,707	540	314
2019	2,577	1,725	—	206
2020 and beyond	2,898	956	—	—
Total	$105,260	$10,192	$2,863	$3,712

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “plans,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
• our ability to maintain compliance with the covenants in our credit agreement;
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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding debt and cash equivalents. As of September 30, 2015, we had $224.3 million and $19.7 million in term debt and cash and cash equivalents, respectively. As noted above, on October 22, 2015 we entered into the Credit Agreement, thereby increasing our term debt to $400.0 million. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

For purposes of the following hypothetical calculations, we have used the new $400.0 million term loan, which carries an interest rate equal to LIBOR plus 5.25%, with a LIBOR floor of 1.0%. Current LIBOR rates are well below 1.0%, which means there would not be any impact to our income or cash flows from an increase in LIBOR until LIBOR exceeds 1.0%.  Based on current rates, a hypothetical 100 basis point increase in LIBOR would increase annual interest expense by only $169,000, which would decrease our income and cash flows by the same amount. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense by approximately $12.4 million, which would decrease our income and cash flows by the same amount.

The return on our cash and cash equivalents balance as of September 30, 2015 and 2014 was less than 1%. Although investment interest rates may change in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would likely not be material.

We do not use derivative financial instruments and have not entered into any interest rate hedging transactions.

Exchange Rate Sensitivity

Our exposure to market risk for changes in foreign currency rate relates to our global operations. Our consolidated financial statements are denominated in U.S. Dollars, but a portion of our revenue, cost of telecommunication services provided and selling, general and administrative expenses are generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

Approximately 19.0% of our revenues for the three months ended September 30, 2015 are from services billed outside of the United States, with substantially all of these services billed in British Pounds Sterling or Euros. This amount of foreign currency risk is substantially naturally hedged as approximately 13.2% and 19.9% of our cost of telecommunication services provided and selling, general and administrative expenses, respectively, for the three months ended September 30, 2015 are also billed outside of the United States, with substantially all of these services billed in British Pounds Sterling or Euros.

We do not use derivative financial instruments and have not entered into any foreign currency hedging transactions.

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

Our evaluation excluded MegaPath which was acquired on April 1, 2015. On a pro forma basis, as of and for the three months ended March 31, 2015, MegaPath represented approximately 14.5% of consolidated total assets and 35.1% of consolidated total revenue. These percentages have not changed significantly since the acquisition date. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. As of September 30, 2015, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

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

2.1 (1)
Agreement and Plan of Merger, dated as of September 15, 2015, by and among GTT Communications, Inc., a Delaware corporation, Global Telecom & Technology Americas, Inc., a Virginia corporation, Duo Merger Sub, Inc., a Delaware corporation, One Source Networks Inc., a Texas corporation, Ernest Cunningham, as representative of the equityholders in One Source Networks Inc. and, for limited portions of the Agreement and Plan of Merger, certain key employees of One Source named therein.

10.1 (2)	Stock Purchase Agreement, dated February 19, 2015, by and among Global Telecom & Technology Americas, Inc., GTT Communications, Inc., MegaPath Group, Inc., and MegaPath Corporation.

10.2 (3)
Credit Agreement, dated as of October 22, 2015, among: (i) GTT Communications, Inc., a Delaware corporation as the borrower; (ii) the lenders from time to time party hereto; (ii) KeyBank National Association, as the administrative agent, as the Swing Line Lender, and as LC Issuer, (iv) SunTrust Bank, as a Lender and as the syndication agent; (v) KeyBank Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners; and (vi) MUFG Union Bank, N.A., Pacific Western Bank, CIT Bank, N.A., ING Capital LLC, Société Générale and CoBank, ACB as Co-Documentation Agents.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e – page 34 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on September 18, 2015, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on February 25, 2015, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 27, 2015, and incorporated herein by reference.
*	Filed herewith
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

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Date:	November 6, 2015		Vice President Finance and Principal Accounting Officer