Form 10-K
period 2015-12-31
GTT Communications, Inc.
filed 2016-03-09
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (24,957,461 shares) based on the $23.87 closing price of the registrant’s common stock as reported on the NYSE MKT on June 30, 2015, was $595,734,594. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2016, 37,184,497 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

i

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect the current views of GTT Communications, Inc., with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” "likely," "potentially," “will,” “expect,” “intend,” “anticipate,” "projects," “believe,” “estimate,” “plan,” “could,” “should,” "opportunity," and “continue” or similar words, whether in the negative or the affirmative . These forward-looking statements may also use different phrases. Unless the context otherwise requires, when we use the words the ‘‘Company,” “GTT,” “we”, "our" or “us" in this Form 10-K, we are referring to GTT Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to GTT Communications, Inc. From time to time, GTT also provides forward-looking statements in other materials GTT releases to the public or files with the United States Securities and Exchange Commission (the “SEC”), as well as oral forward-looking statements. You should consider any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K and 8-K/A filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. These statements include among others, statements concerning:

•our business and our strategy for continuing to pursue our business;

•	our integration of the operations from recent acquisitions, and realization of anticipated benefits and synergies in connection with the acquisitions;

•	anticipated growth of our industry;

•	expectations as to our future revenue, margins, expenses, cash flows, profitability and capital requirements; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements are subject to risks and uncertainties, including financial, regulatory, environmental, and industry projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Factors, contingencies, and risks that could cause GTT’s actual results to differ materially from these forward-looking statements include, but are not limited to, the effects on our business and customers of general economic and financial market conditions, as well as the following:

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to prevent process and system failures or security breaches that significantly disrupt the availability and quality of the services that we provide;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund acquisitions and capital expenditures;

•	our ability to meet all the terms and conditions of our debt obligations;

•	our ability to obtain capital to grow our business;

•	our ability to utilize our net operating losses;

•	expectations regarding the trading price of our common stock; and

•	our ability to complete acquisitions or divestitures and effectively integrate any business or operation acquired.

ii

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective date. By their nature, forward-looking statements are subject to known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Part 1 - Item 1A - Risk Factors” section and elsewhere in this annual report could have a material adverse effect on our business and our results of operations.

iii

PART I

ITEM 1. BUSINESS

Overview

GTT Communications, Inc. (“GTT,” the "Company," “we” or “us”) is a provider of cloud networking services. We offer multinational clients a broad portfolio of global communications services including: EtherCloud® wide area network services; Internet services; managed network and security services; and voice and unified communication services.

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprises, carriers and government customers in over 100 countries. We differentiate ourselves from our competition by delivering service to our clients with simplicity, speed and agility.

We are a Delaware corporation founded in 2005. As of December 31, 2015, we had 572 full-time equivalent employees.

Strategy

Multinational clients are shifting greater amounts of traffic to cloud-based applications and outsourcing IT infrastructure services, which creates significant opportunities for GTT. Our network connectivity services are designed to capitalize on these growing market demands. We believe our global networking services provide a better way for multinational clients to reach the cloud.

Our strategy is focused on three key elements:

Expanding cloud networking services to multinational clients. Our network assets and services are built to serve the requirements of large, global clients. These organizations have increasing demands for networking bandwidth due to the rapid adoption of cloud-based applications and increasing data usage across locations driven by increasing file sizes, voice, video conferencing and real-time collaboration tools. In addition, enterprise CIOs and technology executives are increasingly outsourcing network and IT operations so their teams can focus on application development and performance. We are one of the few non-incumbent providers with the product breadth, global scope and operating experience to meet the sophisticated networking needs of the world’s most demanding multinational clients, and we will continue to look for ways to expand our portfolio of services to meet our clients’ needs.

Extending secure network connectivity to any location in the world and any application in the cloud. We operate one of the five largest IP networks in the world and our global access footprint is one of the broadest in the industry, with services available from approximately 2,000 access suppliers around the world. This enables us to connect our clients’ locations anywhere they may be located. Network connectivity is a fundamental requirement for clients to realize the full benefits of cloud computing, and they are increasingly demanding dedicated, secure and high-bandwidth connectivity between their various office locations and leading cloud service providers for mission-critical applications and services. We will continue to seek opportunities to expand our global footprint to enable our clients to connect to the cloud more efficiently and cost effectively.

Delivering outstanding client experience by living our core values of Simplicity, Speed and Agility. We strive to be easy to work with, fast and responsive, and to say “yes” to our clients. We are committed to delivering high-quality, reliable and secure services that will continue to attract new clients and create additional opportunities with existing clients. We believe that by operating all areas of our business with simplicity, speed and agility, we are able to offer customers a better service experience than legacy, incumbent providers.

We execute on this strategy both organically and through strategic acquisitions. We have completed many acquisitions throughout our history, and we believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition.  Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, and broaden our customer base.  We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry.  We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including the strategic fit within our existing businesses, ability to integrate people, systems and network quickly, and the opportunity to create value through the realization of cost synergies.

Global Network

Our global network assets are deployed in North America, South America, Europe, Asia and Australia. Our Tier 1 IP network consists of over 250 points of presence in top data centers around the world, connected with resilient and redundant transport. Based on industry data, our IP backbone is consistently ranked a top five network in terms of routes.

Our private, long-haul optical network provides the foundation for a multiprotocol label switching ("MPLS") mesh between core backbone routers in each market. We engineer our network to provide high levels of capacity and performance, even when utilizing enhanced services such as traffic analysis and filtering. We route network traffic to ensure customer applications take the shortest path possible through the network, ensuring performance, reliability and security.

We employ a "capex light" model, which leverages the sophisticated routing and switching infrastructure in our core global network, then integrates network access leased from last mile telecommunications carriers to reach client locations. This business model benefits us and our customers. We are able to quickly add capacity as needed, avoid significant infrastructure deployment, maintenance and replacement costs, and focus solely on designing the best network solutions for our clients' specific needs.

Service Offerings

We deliver four primary service offerings to our customers:

EtherCloud Services

We provide Layer 2 (Ethernet) and Layer 3 (MPLS) solutions to meet the growing needs of multinational clients regardless of location. We design and implement custom private, public and hybrid cloud network solutions, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. Using our advanced multipoint and VPLS functionality, customers can directly connect locations anywhere in the world with a single Ethernet port at each location, sharing information between locations as easily as over a local network. Our Ethercloud service is available in point-to-point, point-to-multipoint, multipoint-to-multipoint, and MPLS IP VPN configurations. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

Internet Services

We offer customers scalable, high-bandwidth global Internet connectivity and IP transit with guaranteed availability and packet delivery. Our Internet services offer flexible connectivity with multiple port interfaces including Fast Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet and 100 Gigabit Ethernet. We also offer broadband and wireless access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

Managed Services

We offer fully managed network services, including managed equipment, managed security services and managed secure access, enabling customers to focus on their core business. These end-to-end services cover the design, procurement, implementation, monitoring and maintenance of a customer’s network.

•
Managed CPE. Managed CPE provides a turnkey solution for the end-to-end management of customer premise equipment, from premises through the core network. This includes the design, procurement, implementation, monitoring and maintenance of equipment including routers, switches, servers and Wi-Fi access points.

•
Security Services. Our cloud-based and premises-based security services provide a comprehensive, multi-layered security solution that protects the network while meeting the most stringent security standards. Our Unified Threat Management (“UTM”) services include advanced firewall, intrusion detection, anti-virus, web filtering and anti-spam. UTM services also cover a broad range of compliance requirements, offering customers Security-as-a-Service versions of managed logging, vulnerability scanning and security information management that meet numerous security standards. As the first communications provider to achieve Payment Card Industry / Cardholder Information Security Program ("PCI/CISP") compliance in 2003, we have significant experience working with clients across many different verticals to develop and deploy their networks to achieve and maintain PCI compliance.

•
Managed Secure Access. Our Managed Secure Access service provides clients of all sizes with secure remote access to their network applications from any device, anywhere, anytime from any authorized user. Managed Secure Access extends network reach, allowing trusted users to establish a secure data connection from any browser or device using Transport Layer Security to encrypt all traffic and protect the network from unauthorized users.

Voice and Unified Communication Services

•
SIP Trunking. Our SIP Trunking service is an enterprise-built unified communications offering that integrates voice, video and chat onto a single IP connection, driving efficiency and productivity organization-wide. The service is interoperable with key Unified Communications (UC) platforms such as Cisco, Avaya, ShoreTel, Siemens and Microsoft to support collaboration requirements, as well as with legacy infrastructure. SIP Trunking brings substantial cost savings by eliminating legacy infrastructure and providing more predictable local and long-distance costs. SIP Trunking is delivered over our fully redundant and robust global network that is purpose-built to handle bandwidth-intensive communication services. The service includes a full suite of international telephony services, including direct inward dialing ("DIDs"), toll-free numbers, termination and emergency services. We also offer customized redundancy options to meet clients' most stringent disaster recovery requirements, as well as a secure trunking option for encryption of sensitive call signaling and media.

•
Enterprise PBX. Our Enterprise PBX service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud. The offering includes fully hosted and hybrid models for maximum flexibility. Enterprise PBX includes full PBX features, such as call transfer, music on hold, voicemail, unified messaging, company directory, auto attendant and enhanced call routing. The user management portal provides integrated and consistent functionality, regardless of user location. Clients can further expand capabilities through additional cloud-based features, such as contact center and audio conferencing.

Operations

Supplier Management

We have strong, long-standing relationships with a diverse group of over 2,000 suppliers from which the Company sources global network connectivity, last-mile bandwidth capacity and other services. We maintain multiple supply leases covering diverse routes throughout our network to ensure service continuity, competitive pricing, bandwidth capacity and improved carrier responsiveness.

For our core global network, supplier contracts are typically one year commitments with an option to renew, which enables us to (i) maintain significant flexibility regarding the amount of bandwidth purchased and (ii) consistently benefit from the latest competitive pricing. For last-mile connections, we typically structure the lease term to match the term of the underlying customer contract.

Our supplier management team continually monitors supplier performance, network information and pricing to provide greater choice, flexibility and cost savings for our customers.

Network and Security Operations

Our network is supported by global Network Operations Centers (NOCs) located in Austin, Texas; Belfast, Northern Ireland; Lemont Furnace, Pennsylvania; and Seattle, Washington. The NOCs provide active monitoring, prioritization and resolution of network-related events 24 hours per day, 365 days per year. Our NOCs also respond to customer network inquiries, and coordinate and notify customers of maintenance activities.

IT Systems

We provide customers with advanced routing control and visibility into their network performance. Our proprietary online client portal provides customers with online access to monitor their network performance and track real-time statistics.

We have developed a comprehensive Customer Management Database (CMD) that manages our network, customer and supplier contracts, sales quoting, service provisioning, and customer and supplier invoicing. CMD also supports our financial reporting and other operational processes. Our CMD system has been in operation since our inception, and its capabilities and processes are continually enhanced and automated. The CMD system provides our management team with visibility into all areas of our operations and allows us to operate with simplicity, speed and agility.

Sales and Marketing

We market our products and services through a global direct sales force and indirect sales channels. We have sales representatives throughout North America; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific ("APAC"). Our sales activities are specifically focused on building relationships with new clients and driving expansion within existing client accounts. Because we typically sell to large, global clients and our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We supplement our direct sales approach with a small but growing trusted community of agents and integrators who already have personal relationships with many leading multinationals.

Our sales force is supported by global service delivery organization and other support teams. The service delivery team ensures the successful implementation of customer services after the sale. A service delivery manager is assigned to each customer order to ensure that the underlying network facilities required for the solution are provisioned, that the customer is provided with status reports on its service, and that any difficulties related to the installation of a customer order are proactively managed.

Marketing activities are designed to generate awareness and familiarity with our value proposition to multinational clients, develop new products to meet customer needs and communicate to key customer decision makers.

Customers

Our customer base consists of enterprise, carrier and government clients in over 100 countries. Our multinational enterprise client base includes leading organizations in financial services, healthcare, technology, manufacturing, retail and business services verticals. Carrier customers include some of the largest telecommunications firms in the world, who rely on our global network to extend their reach.

Our customer contracts for network services are generally for initial terms of three years, with some contracts at one year, and others at five years or more. Following the initial terms, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Competition

We operate in a highly competitive industry. Our competitors include incumbent local exchange carriers, competitive local exchange carriers, Internet service providers and other facilities-based operators. Many of these competitors are large, well-capitalized, have strong market presence, brand recognition and existing customer relationships. We also face competition from smaller providers who offer network services and managed enterprise solutions similar to ours. Specific competitors vary based on geography and product offerings.

Regulatory Matters

We are subject to federal, state and foreign regulations. In the United States, the Federal Communications Commission (FCC) has jurisdiction over interstate telecommunications and international telecommunications that originate or terminate in the United States. State Public Utilities Commissions (PUCs) have similar powers with respect to intrastate telecommunications. A foreign country’s laws and regulations apply to telecommunications that originate or terminate in, or in some instances traverse, that country. The regulation of the telecommunications industry is constantly evolving, and varies from state to state and from country to country.

Where certification, licensing or authorization is required, carriers are required to comply with certain ongoing responsibilities. For example, we may be required to submit periodic reports to various telecommunications regulatory authorities relating to the provision of services within the relevant jurisdiction. Another potential ongoing responsibility relates to payment of regulatory fees and the collection and remittance of surcharges and fees associated with the provision of telecommunications services. Some of our services are subject to these assessments, depending upon the jurisdiction, the type of service and the type of customer.

Intellectual Property

We do not own any patent registrations, applications or licenses.

Available Information

We make available, through our website, www.gtt.net, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, promptly after they are electronically filed with the Securities and Exchange Commission (the "SEC"). We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

In addition to our website, you may read and copy any materials we file with the SEC at www.sec.gov.

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

Risks Related to Our Business and Operations

Our business could suffer delays and problems due to the actions of network providers on whom we are partially dependent.

Most of our customers are connected to our network by means of communications lines that are provided as services by local telephone companies and others. We may experience problems with the installation, maintenance and pricing of these lines and other communications links, which could adversely affect our results of operations and our plans to add additional customers to our network using such services. We attempt to mitigate this risk by using many different providers so that we have alternatives for linking a customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing.

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

Our business depends on our ability to limit and mitigate interruptions or degradation to our network availability. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service (DDOS), and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, thereby resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition and operational results. We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation, and a diminution in goodwill, caused by a breach. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories.

Our network could suffer serious disruption if certain locations experience serious damage.

There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our business and operating results.

We may have difficulty and experience disruptions as we add features and upgrade our network

We are constantly upgrading our network and implementing new features and services. This process involves reconfiguring our network and making changes to our operating systems. In doing so we may experience disruptions that affect our customers, our revenue, and our ability to grow. We may require additional resources to accomplish this work in a timely manner. That could cause us to incur unexpected expenses or delay portions of this effort to the detriment of our ability to provide service to our customers.

We may make purchase commitments to vendors for longer terms or in excess of the volumes committed by our underlying customers or we may occasionally have certain sales commitments to customers that extend beyond our commitments from our underlying suppliers.

We attempt to match our purchase of network capacity from our suppliers and service commitments from our customers. However, from time to time, we may contract for obligations to our suppliers that exceed the duration of the related customer contracts or that are for capacity in excess of the amount for which we have customer commitments. This could arise:

•	based upon the terms and conditions available from our suppliers;

•	from an expectation that we will be able to utilize the excess capacity;

•	as a result of a breach of a customer’s commitment to us; and

•	to support fixed elements of our network.

Under any of these circumstances, we may incur the cost of the network capacity from our supplier without having corresponding revenue from customers, which could result in a material and adverse impact on our operating results.

Conversely, from time to time, our customer may contract for services that extend beyond the duration of the underlying vendor commitment. This may cause us to seek a renewal of services or a shorter period than we typically seek, or a shortened service period at higher prices. Our financial results could be adversely affected if we are unable to purchase extended service from a supplier at a cost sufficiently low to maintain margins for the remaining term of our commitment to a customer. While we have not historically encountered material price increases from suppliers with respect to continuation or renewal of services after expiration of initial contract terms, we cannot be certain that we would be able to obtain similar terms and conditions from suppliers going forward.

Our connections to the Internet require us to establish and maintain peering relationships with other providers, which we may not be able to maintain.

The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other providers, including many providers that are customers, and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points.

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships and to increase the capacity of these peering connections. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business.

Our core network infrastructure equipment is provided by a single vendor.

        We purchase from Juniper Networks, Inc. (Juniper) the majority of the routers and transmission equipment used in our core IP network. If Juniper fails to provide equipment on a timely basis or fails to meet our performance expectations, including in the event that Juniper fails to enhance, maintain, upgrade or improve its products, hardware or software we purchase from them when and how we need, we may be delayed or unable to provide services as and when requested by our customers. We also may be unable to upgrade our network and face greater difficulty maintaining and expanding our network. Transitioning from Juniper to another vendor would be disruptive because of the time and expense required to learn to install, maintain and operate the new vendor's equipment and to operate a multi-vendor network. Any such disruption could increase our costs, decrease our operating efficiencies and have an adverse effect on our business, results of operations and financial condition.

Juniper may also be subject to litigation with respect to the technology on which we depend, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. Regardless of the merit of these claims, they can result in the diversion of technical and management personnel, or require us to obtain non-infringing technology or enter into license agreements for the technology on which we depend. There can be no assurance that such non-infringing technology or licenses will be available on acceptable terms and conditions, if at all.

If the information systems that we depend on to support our customers, network operations, sales, billing and financial reporting do not perform as expected, our operations and our financial results may be adversely affected.

We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for our services and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and the inability to prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

Our business depends on agreements with carrier neutral data center operators, which we could fail to obtain or maintain.

Our business depends upon access to customers in carrier neutral data centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us located in their facilities because we offer low-cost, high-capacity Internet service to their customers. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential customer base.

We may be liable for the material that content providers distribute over our network.

Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles.  As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks.  Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography.  If we decide to implement additional measures to reduce our exposure to these risks or if we are required to defend ourselves against these kinds of claims, our operating results and financial condition could be negatively affected.

In the past, we have generated net losses and used more cash than we have generated from operations, and we may continue to do so.

We have historically generated net losses and such losses may continue in the future. These net losses primarily have been driven by acquisition-related expenses, depreciation, amortization, interest expense, and share-based compensation. We cannot assure you that we will generate net income in the future.

We have also consistently consumed our entire positive cash flow generated from operating activities with our investing activities. Our investing activities have consisted principally of the acquisition of businesses as well as additions to property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity and debt issuances.

We intend to continue to invest in expanding our business and pursuing acquisitions that we believe provide an attractive return on our capital. These investments may continue to exceed the amount of cash flow available from operations after debt service requirements. To the extent that our investments exceed our cash flow from operations, we plan to rely on potential future debt or equity issuances, which could increase interest expense or dilute the interest of stockholders, as well as cash on hand and borrowings under our revolving credit facility. We cannot assure you, however, that we will be able to obtain or continue to have access to sufficient capital on reasonable terms, or at all, to successfully grow our business.

Our revenue is relatively concentrated among a small number of customers, and the loss of any of these customers could significantly harm our business, financial condition, results of operations, and cash flows.

Our largest single customer, based on recurring revenue, accounted for approximately 5% of our revenue for the quarter ending December 31, 2015, and total revenues from our top five customers accounted for approximately 15% of our revenue for the quarter ending December 31, 2015. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to three years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

We are also subject to credit risk associated with the concentration of our accounts receivable from our key customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges.

Future acquisitions are a component of our strategic plan, and will include integration and other risks that could harm our business.

We have grown rapidly and intend to continue to acquire complementary businesses and assets. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. Businesses and assets that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.  As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition.

Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect.

We may incur additional debt or issue additional equity to assist in the funding of these potential transactions, which may increase our leverage and/or dilute the interest of stockholders. Further, additional transactions could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

•	increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition;

•	loss of key employees and salespeople of the acquired business;

•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;

•	discovery that the financial statements we relied on to buy a business were incorrect;

•	expenses associated with the integration of the operations of the acquired business;

•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;

•	finding that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and

•	recognizing that the internal controls of the acquired business were inadequate.

We are growing rapidly and may not maintain or efficiently manage our growth.

We have rapidly grown our company through acquisitions of companies and assets and the acquisition of new customers through our own sales efforts. In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. While no single customer accounted for more than 5% of our 2015 revenue, the loss of or reduced purchases from several significant customers could impair our growth, cash flow and profitability. Customers can be reluctant to switch providers of bandwidth services because it can involve substantial expense and technical difficulty. That can make it harder for us to acquire new customers through our own sales efforts. Our expansion may place strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop, and retain an effective sales force and other qualified personnel;

•	maintain the quality of our operations and our service offerings;

•	attract customers to switch from their current providers to us in spite of the costs associated with switching providers;

•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and

•	expand our operational information systems in order to support our growth, including integrating new customers without disruption.

We are highly dependent on our management team and other key employees.

We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. If we lost members of our management team or other key employees, it would likely have a material adverse effect on our business.

The international operations of our business expose us to risks that could materially and adversely affect the business.

We have operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the U.S.;

•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•
difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in U.S. laws and regulations relating to foreign trade and investment.

We may as part of our expansion strategy increase our exposure to international investments and operations.

Our international operations expose us to currency risk.

We conduct a portion of our business using the British Pound Sterling and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the Euro in recent periods.  Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be materially affected.

Our future tax liabilities are not predictable or controllable. If we become subject to increased levels of taxation, our financial condition and operations could be negatively impacted.

We provide telecommunication and other services in multiple jurisdictions across the United States and Europe and are, therefore, subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes would be adverse to us. In addition, we may become subject to income tax audits by many tax jurisdictions throughout the world. It is possible that certain tax positions taken by us could result in tax liabilities for us. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items would be settled for the amounts accrued or that we will not identify additional exposures in the future.

We cannot assure you whether, when or in what amounts we will be able to use our net operating losses, or when they will be depleted.

At December 31, 2015, we had approximately $83.6 million of U.S. federal net operating loss carryforwards (“NOLs”) net of limitations under Section 382. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

Furthermore, transactions that we enter into, as well as transactions by existing or future 5% stockholders that we do not participate in, could cause us to incur an “ownership change,” which could prevent us from fully utilizing our NOLs to reduce our federal income taxes. These limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions. Despite this, we expect to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances. If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.

Impairment of our intellectual property rights and our alleged infringement on other companies' intellectual property rights could harm our business.

We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

We issue projected results and estimates for future periods from time to time, and such projections and estimates are subject to inherent uncertainties and may prove to be inaccurate.

Financial information, results of operations and other projections that we may issue from time to time are based upon our assumptions and estimates. While we believe these assumptions and estimates to be reasonable when they are developed, they are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. You should understand that certain unpredictable factors could cause our actual results to differ from our expectations and those differences may be material. No independent expert participates in the preparation of these estimates. These estimates should not be regarded as a representation by us as to our results of operations during such periods as there can be no assurance that any of these estimates will be realized. In light of the foregoing, we caution you not to place undue reliance on these estimates. These estimates constitute forward-looking statements.

If we do not comply with laws regarding corruption and bribery, we may become subject to monetary or criminal penalties.

The United States Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Other countries have similar laws to which we are subject. We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under these laws even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the United States Foreign Corrupt Practices Act or laws of similar stringency, and hence we may be at a competitive disadvantage.

Risks Related to Our Industry

Consolidation among companies in the telecommunications industry could further strengthen our competitors and adversely impact our business.

The telecommunications industry is intensely competitive and continues to undergo significant consolidation. There are many reasons for consolidation in our industry, including the desire for companies to acquire customers or assets in regions where they currently have no or insufficient presence. The consolidation within the industry may cause customers to disconnect services to move them to their own networks, or consolidate buying with other providers. Additionally, consolidation in the industry could further strengthen our competitors, give them greater financial resources and geographic reach, and allow them to put additional pressure on prices for our services. Furthermore, consolidation can reduce the number of available suppliers available to contract with, resulting in decreased flexibility and cost savings opportunity.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

We face significant competition from incumbent carriers, Internet service providers and facilities-based network operators. Relative to us, many of these providers have significantly greater financial resources, more well-established brand names, larger customer bases, and more diverse strategic plans and service offerings. Most of these competitors are also our customers and suppliers.

Intense competition from these traditional and new communications companies has led to declining prices and margins for many communications services, and we expect this trend to continue as competition intensifies in the future. Our competitors may also introduce new technologies or services that could make our services less attractive to potential customers.

Certain of our services are subject to regulation that could change or otherwise impact us in an adverse manner.

Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”).  In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States and Europe.

Our growth and financial health are subject to a number of economic risks.

A downturn in the world economy, especially the economies of North America and Europe would negatively impact our growth. We would be particularly impacted by a decline in the development of new applications and businesses that make use of the Internet. Our revenue growth is predicated on growing use of the Internet that makes up for the declining prices of Internet service. An economic downturn could impact the Internet business more significantly than other businesses that are less dependent on new applications and growth in the use of those applications because of the retrenchment by consumers and businesses that typically occur in an economic downturn.

Unfavorable general global economic conditions could negatively impact our operating results and financial condition.

Unfavorable general global economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, our services, and could cause customers to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, including federal fiscal and monetary policy actions, may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.

Terrorist activity throughout the world, military action to counter terrorism and natural disasters could adversely impact our business.

The continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy our Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

Risk Factors Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt agreements.

We have substantial indebtedness. Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our debt;

•
require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including the growth of our operations, capital expenditures and acquisitions;

•	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures, for strategic acquisitions and for other general corporate purposes.

Our ability to satisfy our obligations including our debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

Despite our leverage we may still be able to incur more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt facilities restrict, but do not completely prohibit, us from doing so. If new debt or other liabilities are added to our current debt levels the related risks that we and our subsidiaries now face could intensify.

We may be subject to interest rate risk and increasing interest rates may increase our interest expense.

Borrowings under the credit agreement bear, and our future indebtedness may bear, interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

The agreements governing our debt obligations impose restrictions on our business and could adversely affect our ability to undertake certain corporate actions.

The agreements governing our various debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;

•	create liens;

•	make certain investments;

•	consummate acquisitions;

•	enter into certain transactions with affiliates;

•	declare or pay dividends, redeem stock or make other distributions to stockholders; and

•	consolidate, merge or transfer or sell all or substantially all of our assets.

        Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.

In addition, the credit agreement requires us to comply with specified financial ratios, including ratios regarding secured leverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in our credit agreement or any future agreements related to indebtedness, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate the ability to borrow under the Revolver. If the amounts outstanding under the credit agreement or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed. In such a situation, we could be forced to file for bankruptcy.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors many of which are beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of the indentures governing our notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations under our notes.

If we are unable to meet our debt service obligations, we would be in default under the terms of our credit agreement, permitting acceleration of the amounts due under the credit agreement and eliminating our ability to draw on the Revolver. If the amounts outstanding under the credit facilities or future indebtedness were to be accelerated, we could be forced to file for bankruptcy.

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

The concentration of our capital stock ownership may limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., Mr. Thompson’s private equity investment and advisory firm, owned 6,777,336 shares of our common stock at December 31, 2015. Based on the number of shares of our common stock outstanding on December 31, 2015, Mr. Thompson and Universal Telecommunications, Inc. beneficially own approximately 19% of our common stock. In addition, as of December 31, 2015, our executive officers, directors and affiliated entities, excluding Mr. Thompson and Universal Telecommunications, Inc., together beneficially owned common stock, without taking into account their unexercised options, representing approximately 10% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. While we believe we have sufficient liquidity as of December 31, 2015 to fund our working capital and other operating requirements, we may raise additional funds for acquisitions or to expand our operations. If we obtain additional funding in the future, we may seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

It may be difficult for you to resell shares of our common stock given the limited trading volume in our stock.

Our common stock has been listed on the NYSE since November 2014, and prior to this listing our common stock was thinly traded on the NYSE MKT and OTC Markets.  During 2015, on average, approximately 100-200 thousand shares of our common stock traded each day on the NYSE. Therefore, in addition to the concentrated ownership of our capital stock, limited daily trading volumes may further impair your ability to sell your shares when you want to do so and could depress our stock price. As a result, you may find it difficult to obtain or dispose of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of the Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

Disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms or at all.

Disruptions in the financial markets could impact our ability to obtain debt or equity financing, or lines of credit, in the future as well as impact our ability to refinance our existing indebtedness on reasonable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate. Instead, all of our facilities are leased. GTT’s headquarters are located in McLean, Virginia. We also lease corporate office space in the following cities around the world:

•	North America: Phoenix, AZ; Costa Mesa, CA; Pleasanton, CA; Chicago, IL; New York, NY; Lemont Furnace, PA; Trooper, PA; Austin, TX; Dallas, TX; Seattle, WA;

•	Europe: London, England; Cagliari, Italy; Milan, Italy; Frankfurt, Germany; Belfast, Northern Ireland

•	Asia: Hong Kong, ChinaWe believe our properties, taken as a whole, are in good operating condition and are adequate for our business needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the NYSE under the symbol “GTT” and has traded on the NYSE since November 28, 2014. Prior to November 28, 2014, our common stock traded on the NYSE MKT.
The following table sets forth, for the calendar quarters indicated, the quarterly high and low sales information of our common stock as reported on the NYSE since November 28, 2014 and on the NYSE MKT from January 1, 2014 to November 28, 2014. As of March 9, 2016, there were approximately 201 holders of record of our common stock, par value $.0001 per share.

	Common Stock
	High	Low
2014
First Quarter	$13.39	$6.50
Second Quarter	$12.41	$7.59
Third Quarter	$13.12	$9.83
Fourth Quarter	$14.20	$11.25
2015
First Quarter	$19.34	$11.32
Second Quarter	$24.65	$17.62
Third Quarter	$26.64	$14.00
Fourth Quarter	$25.13	$15.87

Dividends

We have not paid any dividends on our common stock to date, and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing from the term loan that we have entered into preclude us from paying dividends until certain conditions are met.

Performance Graph

The following performance graph compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2010 to December 31, 2015, against the cumulative total return for the same period of (1) The Standard & Poor's 500 (S&P 500) Index, (2) The Standard & Poor's (S&P) Telecom Select Industry Index, and (3) NASDAQ Telecommunication Index. The comparison below assumes $100 was invested on December 31, 2010 in our common stock, the S&P 500 Index, the S&P Telecom Select Industry Index, and NASDAQ Telecommunication Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/10 in stock or index. Fiscal year ending December 31.

Copyright © 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
GTT Communications, Inc.	$100.00	$90.77	$215.38	$561.54	$1,017.69	$1,312.31
S&P 500 ® Index	100.00	100.00	113.40	146.97	163.71	162.52
S&P Telecom Select Industry Index	100.00	84.05	93.22	113.77	117.69	114.12
NASDAQ Telecommunications Index	100.00	87.38	89.13	110.54	120.38	111.36
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the capital "Equity Plan Information" in our 2016 Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

The annual financial information set forth below has been summarized from our audited consolidated financial statements for GTT Communications, Inc. and its wholly owned subsidiaries, for the periods and as of the dates indicated. The information should be read in connection with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes included elsewhere in this report and in our SEC filings. These historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Statement of Operations Data:
Telecommunications service revenue	$369,250	$207,343	$157,368	107,877	91,188
Operating expenses:
Cost of telecommunications services	204,458	128,086	102,815	76,000	64,198
Selling, general and administrative expense	101,712	45,613	31,675	18,957	18,597
Severance, restructuring and other exit costs	12,670	9,425	7,677	701	958
Depreciation and amortization	46,708	24,921	17,157	7,296	3,896
Total operating expenses	365,548	208,045	159,324	102,954	87,649
Operating income (loss)	3,702	(702)	(1,956)	4,923	3,539
Other expenses, net	(15,109)	(17,090)	(20,132)	(5,740)	(2,709)
Loss on debt extinguishment	(3,420)	(3,104)	(706)	—	—
Income (loss) before income taxes	(14,827)	(20,896)	(22,794)	(817)	830
Income tax expense (benefit)	(34,131)	2,083	(2,005)	746	575
Net income (loss)	$19,304	$(22,979)	$(20,789)	$(1,563)	$255
Net income (loss) per common share - basic	$0.55	$(0.85)	$(0.95)	$(0.08)	$0.01
Net income (loss) per common share - diluted	$0.54	$(0.85)	$(0.95)	$(0.08)	$0.01
Weighted average common shares - basic	34,973,284	27,011,381	21,985,241	18,960,347	18,599,028
Weighted average common shares - diluted	35,801,395	27,011,381	21,985,241	18,960,347	18,820,380

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$14,630	$49,256	$5,785	$4,726	$3,249
Property and equipment, net	38,823	25,184	20,450	5,494	3,262
Total assets	596,454	266,478	171,756	97,756	78,325
Long-term debt, less current portion	382,243	114,638	85,960	34,981	21,312
Stockholders' equity	110,486	77,566	9,510	17,039	18,131

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in Part I, Item 1A, of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, "we", "our", and "us" refer to GTT Communications and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This following overview provides a summary of the sections included in our MD&A:

•	Executive Summary - a general description of our business and key highlights of the fiscal year ended December 31, 2015.

•	Non-GAAP Measures - supplemental financial measures to provide additional insight into our business.

•	Recent Developments Affecting Our Results - a discussion of recent developments that may impact our business in the upcoming year.

•	Critical Accounting Policies and Estimates - a discussion of critical accounting policies requiring judgment and estimates.

•	Results of Operations - an analysis of our results of operations in our consolidated financial statements.

•
Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash, commitments and contingencies, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

GTT Communications, Inc. is a provider of cloud networking services. We offer multinational clients a broad portfolio of global communications services including: EtherCloud® wide area network services; Internet services; managed network and security services; and voice and unified communication services.

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprises, carriers and government customers in over 100 countries. We differentiate ourselves from our competition by delivering service to our clients with simplicity, speed and agility.

We deliver four primary service offerings to our customers:

•
EtherCloud Services. We provide Layer 2 (Ethernet) and Layer 3 (MPLS) solutions to meet the growing needs of multinational enterprises, carriers, service providers and content delivery networks regardless of location. We design and implement custom private, public and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

•
Internet Services. We offer domestic and multinational customers scalable, high-bandwidth global Internet connectivity and IP transit with guaranteed availability and packet delivery. Our Internet services offer flexible connectivity with multiple port interfaces including Fast Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet and 100 Gigabit Ethernet. We also offer broadband and wireless access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

•	Managed Services. We offer fully managed network services, including managed equipment, managed security services and managed secure access, enabling customers to focus on their core business. These end-to-end services cover the design, procurement, implementation, monitoring and maintenance of a customer’s network.

•
Voice and Unified Communication Services. Our SIP Trunking service is an enterprise-built unified communications offering that integrates voice, video and chat onto a single IP connection, driving efficiency and productivity organization-wide. Our Enterprise PBX service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud. The offering includes fully hosted and hybrid models for maximum flexibility.

Our customer contracts are generally for initial terms of three years, with some contracts at one year, and others at five years or more. Following the initial terms, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a customer terminates its agreement, the terms of the Company’s customer contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Our total revenue is comprised of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue, and burst revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the year ended December 31, 2015, MRR was approximately 92% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation charges to customers; and one-time termination charges for customers who cancel their services prior to the contract termination date. Burst revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in their contract.

Our supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of December 31, 2015, we had 572 full-time equivalent employees. For the year ended December 31, 2015, the total employee cash compensation and benefits represented approximately 14% of total revenue.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), from time to time we may use or publicly disclose certain "non-GAAP financial measures" in the course of our financial presentations, earnings releases, earnings conference calls, and otherwise. For these purposes, the U.S. Securities and Exchange Commission (“SEC”) defines a "non-GAAP financial measure" as a numerical measure of historical or future financial performance, financial positions, or cash flows that (i) exclude amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in financial statements, and (ii) include amounts, or is subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure so calculated and presented.

Non-GAAP financial measures are provided as additional information to investors to provide an alternative method for assessing our financial condition and operating results. We believe that these non-GAAP measures, when taken together with our GAAP financial measures, allow us and our investors to better evaluate our performance and profitability. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. These measures should be used in addition to and in conjunction with results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures.

Pursuant to the requirements of Regulation G, whenever we refer to a non-GAAP financial measure, we will also generally present, the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is defined as net income/(loss) before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude severance, restructuring and other exit costs, acquisition-related transaction and integration costs, losses on extinguishment of debt, share-based compensation, and from time to time, other non-cash or non-recurring items.

We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures we use for planning and forecasting future periods. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures. In addition, we have debt covenants that are based on a leverage ratio which utilizes a modified EBITDA calculation, as defined in our credit agreement. The modified EBITDA calculation is similar to our definition of Adjusted EBITDA; however it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the applicable reporting period. Finally, Adjusted EBITDA results, along with other quantitative and qualitative information, are utilized by management and our compensation committee for purposes of determining bonus payouts to our employees.

Unlevered Free Cash Flow

Unlevered free cash flow is defined as Adjusted EBITDA less purchases of property and equipment, which we also refer to as capital expenditures. We use this measure to evaluate the level of capital expenditures needed to support our revenue and Adjusted EBITDA, and we believe this measure is also used by investors to evaluate us relative to peer companies in the telecommunications industry.

The following is a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow from Net Income (Loss):

	Fiscal Year Ended December 31,
(Amounts in thousands, except share and per share data)	2015	2014	2013
		(Unaudited)
Adjusted EBITDA
Net income (loss)	$19,304	$(22,979)	$(20,789)
Income tax (benefit) expense	(34,131)	2,083	(2,005)
Interest and other, net	15,109	17,090	20,132
Loss on debt extinguishment	3,420	3,104	706
Depreciation and amortization	46,708	24,921	17,157
Severance, restructuring and other exit costs	12,670	9,425	7,677
Transaction and integration costs	6,085	—	—
Share-based compensation	7,876	2,418	1,466
Adjusted EBITDA	77,041	36,062	24,344
Purchases of property and equipment	(14,070)	(5,819)	(4,053)
Unlevered Free Cash Flow	$62,971	$30,243	$20,291

Recent Developments Affecting Our Results

Recent Business Acquisitions

One Source Networks

On October 22, 2015, we completed the acquisition of all of the equity securities of One Source Networks Inc., a Texas corporation (“One Source”). At closing, we paid $169.3 million of cash and issued 185,946 unregistered shares of Company common stock valued at $2.3 million. In addition, 289,055 unregistered shares of common stock were issued to certain selling shareholders of One Source, which are considered compensation as there is a continuing employment restriction attributed to these common shares. Share-based compensation of $3.6 million will be amortized ratably over an 18 month service period.

We incurred $4.9 million in exit costs associated with the acquisition of One Source, which includes employee severance costs, termination costs associated with facility leases and network agreements, and other related exit costs for the year ended December 31, 2015. Additionally, we expect to incur $3.5 million in transaction and integration costs related to the acquisition of One Source that will be included as a selling, general and administrative expense within the statements of operations. We expensed $2.5 million for the three months ended December 31, 2015 and expect to incur the remaining $1 million in the three months ended March 31, 2016. Transaction and integration costs include costs directly related to the acquisition and integration of One Source, including legal, accounting and consulting services and travel costs.

For further details of each acquisition refer to Note 3 of the Notes to the Consolidated Financial Statements.

Debt Financing

In conjunction with the acquisition of One Source, on October 22, 2015, we entered into a credit agreement (the “October 2015 Credit Agreement”) that provides for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving loan facility is October 22, 2020. The interest rate for the Term Loan is equal to the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.0%), plus a margin of 5.25%. The interest rate for the revolving loans is LIBOR (no floor) plus a margin of 4.75%. The proceeds from the October 2015 Credit Agreement were used to acquire One Source and concurrently repay the pre-existing indebtedness.

For additional details on our indebtedness refer to Note 5 of the Notes to the Consolidated Financial Statements or the Liquidity and Capital Resources section included herein.

Subsequent Events

On February 4, 2016, we acquired Telnes Broadband, an internet and managed services provider for $18 million, composed of approximately $15 million in cash and the issuance of 178,202 unregistered shares of our common stock. Approximately $2 million of the cash consideration is held back for one year to cover undisclosed liabilities or other indemnification claims per the purchase agreement. We funded the cash consideration by drawing funds from our $50 million revolving line of credit facility.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the Audit Committee of our Board of Directors. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and believe that an understanding of these policies is important to a proper evaluation of the reported consolidated financial results. Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements.

Segment Reporting

We report operating results and financial data in one operating and reportable segment. The chief operating decision maker manages our business as a single profit center in order to promote collaboration, provide comprehensive service offerings across our entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services are discussed for purposes of promoting an understanding of our complex business, the chief operating decision maker manages our business and allocate resources at the consolidated level of a single operating segment.

Revenue Recognition

We deliver four primary services to our customers—EtherCloud, our flexible Ethernet-based connectivity service; Internet Services, our reliable, high bandwidth internet connectivity services; Managed Services, our provision of fully managed network services; and Voice and UC Services, our global communication and collaboration services. Certain of our current revenue activities have features that may be considered multiple elements. Specifically, when we sell one of our subscription services with a Customer Premised Equipment ("CPE"). We believe that there is sufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, the subscription revenue is recorded ratably over the term of the agreement and the equipment is accounted for a sale, at the time of sale.

Our services are provided under contracts that typically provide for an installation charge along with payments of recurring charges on a monthly basis for use of the services over a committed term. Our contracts with customers specify the terms and conditions for providing such services, including installation date, recurring and non-recurring fees, payment terms, and length of term. These contracts call for us to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide us with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by us and our suppliers to deliver the services.

We recognize revenue as follows:

Monthly Recurring Revenue. Monthly recurring revenue represents the substantial majority of our revenue, and consists of fees we charge for ongoing services that are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. We record recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect, and as long as collectability is reasonably assured.

Burst Revenue. Burst revenue represents variable charges for certain services, based on specific usage of those services, or usage above a fixed threshold, billed monthly in arrears. We record burst revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract, as long as collectability is reasonably assured.

Non-recurring Revenue. Non-recurring revenue consists of charges for installation in connection with the delivery of recurring communications services, late payments, cancellation, early termination, and equipment sales. Fees billed for installation services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Fees charged for late payments, cancellation (pre-installation) or early termination (post-installation) are typically fixed or determinable per the terms of the respective contract, and are recognized as revenue when billed if collectability is reasonably assured. In addition, from time to time we sell communications and/or networking equipment to our customers in connection with our data networking services. We recognize revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectability is reasonably assured.

Share-Based Compensation

We issue both restricted common stock and stock options. The share price on the day of grant is used as the fair value of restricted common stock issued.

We use the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of a peer group. Other than the expected life of the option, volatility is the most sensitive input to our option grants. The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates are updated quarterly for actual forfeitures.

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. We review our deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

Our income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, we analyzed various factors, including our annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

Under GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

Estimating Allowances and Accrued Liabilities

Allowance for Doubtful Accounts

 We establish an allowance for bad debts for accounts receivable amounts that may not be collectible. We state our accounts receivable balances at amounts due from the customer net of an allowance for doubtful accounts. We determine this allowance by considering a number of factors, including the length of time receivables are past due, previous loss history, and the customer’s current ability to pay. As of December 31, 2015, we had an allowance for doubtful accounts of $1 million.

Allowance for Vendor Disputes

In the normal course of business, we identify errors by suppliers with respect to the billing of services. We perform bill verification procedures to attempt to ensure that errors in our suppliers’ billed invoices are identified and resolved. If we conclude that a vendor has billed us inaccurately, we will record a liability only for the amount that we believe is owed. As of December 31, 2015, we had $6.9 million in disputed billings from suppliers that we believe we do not owe.

Deferred Costs

Installation costs related to provisioning of recurring communications services that we incur from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed ratably over the contractual term of service in the same manner as the deferred revenue arising from that contract. Based on historical experience, we believe the initial contractual term is the best estimate for the period of earnings. If any installation costs exceed the amount of corresponding deferred revenue, the excess cost is recognized in the current period.

Goodwill and Intangible Assets

We assess goodwill for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. We operate as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of October 1, 2015, we performed our annual impairment test of goodwill by comparing our fair value (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the fiscal years ended December  31, 2015, 2014, and 2013 we did not record any goodwill impairment.

Intangible assets consist of customer relationships, restrictive covenants related to employment agreements, license fees, intellectual property and a trade name. Customer relationships and restrictive covenants related to employment agreements are amortized, on a straight-line basis, over periods of up to seven years. Point-to-point FCC Licenses are accounted for as definite lived intangibles and amortized over the average remaining useful life of such licenses which is approximately three years. Intellectual property consisting of know-how related to the SIP trunking platform is amortized over the estimated useful life of ten years. The trade name is not amortized, but is tested on at least an annual basis as of October 1 unless interim indicators of impairment exist. The trade name is considered to be impaired when the net book value exceeds its estimated fair value. As of October 1, 2015, 2014 and 2013, we performed our annual impairment test of the trade name, and concluded that the fair value of the trade name was greater than the carrying amount, respectively. We used the relief from royalty method for valuation. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings.

 At the end of the fourth quarter and subsequent to year-end, we evaluated whether any triggering events had occurred, including the decline in our stock price, that may require further testing. After assessing the totality of events and circumstances, we have determined that there were no indicators that would reduce the fair value below our carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology, discount rates and terminal values. Our estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of Notes to Consolidated Financial Statements included herein.

Newly Adopted Accounting Principles

Debt Issuance Costs

On April 7, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments should be applied on a retrospective basis. We have early adopted the provisions in ASU 2015-03 for fiscal 2015 and presented retrospectively for fiscal 2015 and fiscal 2014. Refer to Note 5 to the Notes to the Consolidated Financial Statements. The impact of adopting ASU 2015-03 on the Company's Consolidated Balance Sheet as of December 31, 2014 was a decrease to other assets by $2.8 million and a decrease to long-term debt by $2.8 million.

Deferred Tax Classification

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Prior to the issuance of ASU 2015-17, deferred tax assets and deferred tax liabilities had to be presented separately into a current amount and noncurrent amount based on the classification of the related asset or liability for financial reporting. We early adopted ASU 2015-17 for Fiscal 2015, and applied the provision prospectively.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Lease Accounting

On February 25, 2016, the FASB issued ASU 2016-02, Leases, which require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. We are currently evaluating the effect of the new standard on our consolidated financial statements and related disclosures.

Results of Operations of the Company

Fiscal Year Ended December 31, 2015 compared to Fiscal Year Ended December 31, 2014 and 2013

Overview. The financial information presented in the tables below is comprised of the consolidated financial information for the year ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,			Year-over-Year
	2015	2014	2013	2015 to 2014	2014 to 2013

Revenue:
Telecommunications services	$369,250	$207,343	$157,368	78.1%	31.8%

Operating expenses:
Cost of telecommunications services	204,458	128,086	102,815	59.6%	24.6%
Selling, general and administrative expenses	101,712	45,613	31,675	123.0%	44.0%
Severance, restructuring and other exit costs	12,670	9,425	7,677	34.4%	22.8%
Depreciation and amortization	46,708	24,921	17,157	87.4%	45.3%

Total operating expenses	365,548	208,045	159,324	75.7%	30.6%

Operating income (loss)	3,702	(702)	(1,956)	*	(64.1)%

Other expense:
Interest expense, net	(13,942)	(8,454)	(8,408)	64.9%	0.5%
Loss on debt extinguishment	(3,420)	(3,104)	(706)	10.2%	339.7%
Other expense, net	(1,167)	(8,636)	(11,724)	(86.5)%	(26.3)%

Total other expense	(18,529)	(20,194)	(20,838)	(8.2)%	(3.1)%

Loss before income taxes	(14,827)	(20,896)	(22,794)	(29.0)%	(8.3)%

Income tax (benefit) expense	(34,131)	2,083	(2,005)	*	(203.9)%

Net income (loss)	$19,304	$(22,979)	$(20,789)	(184.0)%	10.5%

* Not meaningful

Fiscal Year Ended December 31, 2015 compared to Fiscal Year Ended December 31, 2014

Revenue
Our revenue increased by $161.9 million, or 78.1%, from $207.3 million for the year ended December 31, 2014 to $369.3 million for the year ended December 31, 2015. The increase was primarily due to the acquisitions of UNSi on October 1, 2014; MegaPath on April 1, 2015, and One Source on October 22, 2015.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2014, revenue would have been higher by $11.8 million for the year ended December 31, 2015.

Cost of Telecommunications Services Provided
Cost of telecommunication services provided increased by $76.4 million, or 59.6%, from $128.1 million for the year ended December 31, 2014 to $204.5 million for the year ended December 31, 2015. Consistent with our increase in revenue, the increase in cost of telecommunication services provided was principally driven by the acquisitions of UNSi, MegaPath and One Source.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2014, cost of telecommunication services provided would have been higher by $4.4 million for the year ended December 31, 2015.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $56.1 million to $101.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due primarily to the UNSi, MegaPath and One Source acquisitions.

Severance, Restructuring and Other Exit Costs. Restructuring costs increased by $3.2 million from $9.4 million to $12.7 million for year ended December 31, 2015. The $12.7 million is primarily comprised of $4.9 million in exit costs associated with the acquisition of One Source and $7.7 million with the acquisition of MegaPath compared to $6.1 million of similar costs associated with the acquisition of UNSi and $3.3 million in litigation settlement for the year ended December 31, 2014.

Depreciation and Amortization. Amortization of intangible assets increased $12.2 million, or 88.4%, from $13.8 million to $26.0 million for the year ended December 31, 2015, due to the additional definite-lived intangible assets recorded in the UNSi, MegaPath and One Source acquisitions. Similarly, depreciation expense increased $9.6 million, or 86.5%, from $11.1 million to $20.7 million for the year ended December 31, 2015, primarily due to the property and equipment acquired in the respective acquisitions.

Other Expense. Other expense decreased by $1.7 million to $18.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. For the year ended December 31, 2014, we recorded $6.9 million expense associated with the change in fair value of the warrant liability that was extinguished in the third quarter of fiscal 2014. This was offset by increased interest expense of $5.5 million for the year ended December 31, 2015 attributed to increased debt for the acquisitions of MegaPath and One Source.

Using constant currency, when compared to 2014, operating expense for year ended December 31, 2015 would have been $1.6 million higher than reported.

Fiscal Year Ended December 31, 2014 compared to Fiscal Year Ended December 31, 2013

Revenue
Revenue increased $50.0 million, or 31.8% for the year ended December 31, 2014, compared to year ended December 31, 2013. The increase is primarily due to the acquisition of UNSi on October 1, 2014. Additionally, the increase is due to the acquisition of NT Network Services LLC SCS (''Tinet'') on April 30, 2013.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $25.3 million to $128.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is primarily due to the Tinet acquisition, which had over 120 points of presence globally and operated one of the largest global Tier 1 IP networks, and the UNSi acquisition.

Operating Expenses
Selling, General and Administrative Expenses. SG&A increased $13.9 million, or 44.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to the increase in employment costs resulting from the net increase in headcount following the Tinet and UNSi acquisitions, as well as additional employees to support other added clients, and an increase in rent expense, travel costs, and professional fees to support the broader global organization resulting from the Tinet and UNSi acquisitions.

Severance, Restructuring and Other Exit Costs. Restructuring costs increased by $1.7 million from $7.7 million to $9.4 million for the year ended December 31, 2014. The increase primarily reflects the settlement of the Artel LLC litigation in the third quarter of 2014 for approximately $3.3 million. We incurred approximately $6.1 million of exit costs associated with the acquisition of UNSi, compared to similar costs of $7.7 million incurred in fiscal 2013 associated with the acquisitions of IDC Global, Inc. and Tinet.

Depreciation and Amortization. Depreciation and amortization expense increased $7.8 million to $24.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was due primarily to the depreciation and amortization of the assets, obtained in the Tinet and UNSi acquisitions.

Other Expense. Other expense decreased $3.1 million to $8.6 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease is primarily due to the extinguishment of the warrant liability on August 6, 2014. See Note 5 to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data	Fiscal Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$24,651	$(6,475)	$9,433
Net cash used in investing activities	(314,772)	(43,513)	(59,979)
Net cash provided by financing activities	253,531	88,231	50,930

Our primary sources of liquidity have been cash provided by operations, equity offerings and debt financing. Our principal uses of cash have been for acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate that our principal use of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of December 31, 2015, we had approximately $14.6 million in cash and cash equivalents, and our current assets were $6.6 million less than current liabilities. Our current liabilities include $12.8 million of earn-outs and holdback obligations all payable in 2016; and $6.8 million of accrued severance and exit costs with a substantial portion of this obligation expected to be paid in 2016. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months, including the scheduled principal repayments of the October 2015 Credit Agreement and the associated interest cost. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

During the years ended December 31, 2015, 2014, and 2013, we made cash payments for interest totaling $13.1 million, $8.0 million and $7.4 million, respectively. The increase in interest payments during 2015 was a result of the October 2015 Credit Agreement and the amended and restated credit agreement entered into on August 6, 2014, as discussed further in Note 5 of Notes to Consolidated Financial Statements.

Cash Provided (or Used) by Operating Activities

Cash provided (or used) by operating activities for the year ended December 31, 2015, 2014, and 2013 was $24.7 million, $(6.5) million, and $9.4 million, respectively. Cash flow provided by operating activities in 2015 included $13.1 million cash paid interest; $8.1 million cash paid for severance and exit costs related to UNSi, MegaPath and One Source; $6.1 million cash paid for transaction and integration costs relating to MegaPath and One Source and an overall working capital use of approximately $22.2 million. Cash used by operating activities for 2014 included $8.0 million cash paid interest; $4.8 million cash paid for severance and exit costs related to UNSi and Tinet and an overall working capital use of $23.7 million. Cash provided by operating activities in 2013 included $7.4 million cash paid interest; $6.9 million cash paid for severance and exit costs related to Tinet and an overall working capital use of $1.6 million. Most of the working capital deficits in the past three years are related to acquisitions.

Cash Used in Investing Activities

Cash used in investing activities was $314.8 million for the year ended December 31, 2015, consisting primarily of $300.7 million of cash used in the acquisitions of MegaPath on April 1, 2015 and One Source on October 22, 2015. Cash used in investing activities was approximately $43.5 million for the year ended December 31, 2014, consisting primarily of $37.5 million of cash used for acquisitions during fiscal 2014, the most significant being the acquisition of UNSi. Cash used in investing activities was approximately $60.0 million for the year ended December 31, 2013, consisting primarily of $52.0 million of cash used for the acquisition of Tinet.

We anticipate to continue to incur capital expenditures in the range of 4% - 5% of revenue in 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities was $253.5 million for the year ended December 31, 2015, consisting primarily of the net proceeds from the October 2015 Credit Agreement used to fund the acquisition of One Source. Net cash provided by financing activities for the year ended December 31, 2014, was $88.2 million, consisting primarily of $72.7 million of new equity raised in fiscal 2014 and net debt proceeds of $29.4 million from the August 2014 Credit Agreement. Cash provided by financing activities was $50.9 million for the year ended December 31, 2013 consisting principally of net proceeds of $37.3 million from the mezzanine debt financing and $6.1 million of proceeds of new equity raised in 2013. For additional discussion of Indebtedness refer to Note 5 of the consolidated financial statements.

Indebtedness

The following summarizes the long-term debt of the Company at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014

Term loan	$400,000	$108,626
Revolving line of credit facility	5,000	—
Delayed draw term loan	—	15,000
Total debt obligations	405,000	123,626
Unamortized debt issuance costs	(10,938)	(2,800)
Unamortized original issuance discount	(7,819)	—
Carrying value of debt	386,243	120,826
Less current portion	(4,000)	(6,188)
Long-term debt less current portion	$382,243	$114,638

On October 22, 2015, we entered into a Credit Agreement (the “October 2015 Credit Agreement”) that provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). In addition, we may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $75.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests, provided, however, that incremental revolving loan commitments may not exceed $25.0 million.

The term loan facility was issued at a discount of $8 million. Approximately $0.4 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our real estate lease obligations. As of December 31, 2015 we had drawn $5.0 million under the revolving line of credit and had $44.6 million of available borrowing capacity.

The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving line of credit is October 22, 2020. The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at December 31, 2015 (amounts in thousands):

Total Debt
2016	$4,000
2017	4,000
2018	4,000
2019	4,000
2020	9,000
2021	4,000
2022	376,000
Total	$405,000

We may prepay loans under the October 2015 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. Under certain circumstances, if the term loans are prepaid within six months after entering into the October 2015 Credit Agreement, such prepayment may be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid.

The interest rate for term loans is LIBOR plus 5.25% subject to a LIBOR floor of 1.00%. The interest rate for revolving loans is LIBOR plus 4.75% with no floor. The effective interest rate on outstanding debt at December 31, 2015 and December 31, 2014 was 6.24% and 4.5% respectively.

Debt covenants

The October 2015 Credit Agreement contains customary financial and operating covenants, including among others a consolidated net secured leverage ratio and covenants restricting the incurrence of debt, imposition of liens, the payment of dividends and entering into affiliate transactions. The October 2015 Credit Agreement also contains customary events of default, including among others nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the October 2015 Credit Agreement, the entire outstanding balance may become immediately due and payable.

In addition, we must comply with a Consolidated Net Secured Leverage Ratio covenant and we are restricted from permitting the Consolidated Net Secured Leverage Ratio to be greater than the maximum ratio specified below during the period opposite such maximum ratio:

Fiscal Quarter Ending	Maximum Ratio
March 31, 2016	5.00:1.00
June 30, 2016	5.00:1.00
September 30, 2016	4.75:1.00
December 31, 2016	4.75:1.00
March 31, 2017	4.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.25:1.00
December 31, 2017	4.25:1.00
March 31, 2018	4.00:1.00
June 30, 2018	4.00:1.00
September 30, 2018	3.75:1.00
December 31, 2018	3.75:1.00
March 31, 2019 and thereafter	3.50:1.00

We were in compliance with all financial covenants under the October 2015 Credit Agreement as of December 31, 2015.

Guarantees
Our obligations under the October 2015 Credit Agreement are guaranteed by certain of our subsidiaries and secured by substantially all of our tangible and intangible assets.

Debt Issuance Costs

In connection with the October 2015 Credit Agreement, we incurred debt issuance costs of $8.6 million (net of extinguishment). These costs are in addition to $2.6 million of debt issuance costs that were carried over from the prior term loan facility that qualified as a modification. These costs are being amortized to interest expense over the respective term of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs will be immediately expensed.

The unamortized balance of debt issuance costs as of December 31, 2015 and December 31, 2014 was $10.9 million and $2.8 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Amortization of debt issuance costs” along with the amortization of the discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $1.0 million for the years ended December 31, 2015 and 2014 and $1.2 million during the year ended December 31, 2013.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to “Long-term debt, non-current”.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of December 31, 2015, we had total contractual payment obligations of approximately $586.7 million. Of these obligations, approximately $163.4 million, or 27.8% are network supplier agreements associated with the telecommunications services that we have contracted to purchase from our vendors. We generally try to structure our network contracts so the terms and conditions in our vendor and customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of our contracts means that our network supplier contractual obligations are generally mirrored by our customers' commitment to purchase the services associated with those obligations. However, in certain instances relating to network infrastructure, we will enter into purchase commitments with vendors that do not directly tie to underlying customer commitments.

Approximately $380 million, or 64.8%, of the total contractual obligations are associated with our debt which matures after 2020.

Operating leases amount to $10.6 million, or 1.8% of total contractual obligations, which consist mainly of office leases.

The following table summarizes our significant contractual obligations as of December 31, 2015 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan	$400,000	$4,000	$8,000	$8,000	$380,000
Revolving line of credit	5,000	—	—	5,000	—
Operating leases	10,562	3,234	4,625	2,538	165
Capital leases	2,351	1,184	1,167	—	—
Network supplier agreements (1)	163,396	87,870	68,112	4,867	2,547
Other (2)	5,402	2,566	2,682	154	—
	$586,711	$98,854	$84,586	$20,559	$382,712

(1) The network supplier agreements exclude contracts where the initial term has expired and we are currently in month-to-month status.
(2) Other primarily consists of vendor contracts associated with network monitoring and maintenance services.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving line of credit facility. As noted above, on October 22, 2015 we entered into the October 2015 Credit Agreement, thereby increasing our term loan debt to $400.0 million. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates, specifically LIBOR.

For purposes of the following hypothetical calculations, we have used the new $400.0 million term loan, which carries an interest rate equal to LIBOR plus 5.25%, with a LIBOR floor of 1.0%. Current LIBOR rates are below 1.0%, which means there would not be any impact to our income or cash flows from an increase in LIBOR until LIBOR exceeds 1.0%. Based on current rates, a hypothetical 100 basis point increase in LIBOR would increase annual interest expense by approximately $3.6 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense by approximately $13.6 million, which would decrease our income and cash flows by the same amount.

We do not currently use derivative financial instruments and have not entered into any interest rate hedging transactions, but we may do so in the future.

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

Approximately 20.5% of our revenues for the year ended December 31, 2015 are billed by non-US entities that must record the revenue in the local functional currency (either British Pounds Sterling or Euros) and then translate the balances to the reporting currency, or USD. This foreign currency translation impact is partially offset by the fact that approximately 14.0% and 13.0% of our cost of telecommunication services provided and selling, general and administrative expenses, respectively, for the year ended December 31, 2015 are also billed to non-US legal entities that must record these items in local currency (in British Pounds Sterling or Euros) as well.

We do not currently use derivative financial instruments and have not entered into any foreign currency hedging transactions, but we may do so in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this annual report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our evaluation excluded MegaPath and One Source which were acquired on April 1, 2015 and October 22, 2015, respectively. As permitted by the SEC, management's assessment did not include the internal controls over financial reporting of the acquired operations of MegaPath and One Source, which are included in our consolidated financial statements as of December 31, 2015 and for the year from their respective acquisition dates through December 31, 2015. Since we integrated MegaPath and One Source operations quickly post-acquisition, we are unable to determine their specific contributions to our consolidated results of operations or financial position for the year ended December 31, 2015. Therefore, we have assessed the contribution of these acquisitions on a pro forma basis immediately prior to their respective acquisition dates, as reported in their respective Form 8-K/A filings. On this basis, Megapath represented approximately 34% of consolidated revenue and 25% of total assets, and One Source represented approximately 17% of consolidated revenue and 29% of total assets, as of their respective acquisition dates.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of GTT Communications, Inc.

We have audited GTT Communications, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). GTT Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of One Source Networks, Inc., which was acquired on October 22, 2015, and MegaPath Corporation, which was acquired on April 1, 2015, and which are included in the consolidated balance sheet of GTT Communications, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of One Source Networks, Inc. and MegaPath Corporation because of the timing of the acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of One Source Networks, Inc. and MegaPath Corporation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GTT Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GTT Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and the related financial statement schedule listed in the index at 15(a) 2, and our report dated March 9, 2016 expressed an unqualified opinion.

/s/ CohnReznick LLP
Tysons, Virginia
March 9, 2016

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

1.	Financial Statements are listed in the Index to Financial Statements on page F-1 of this annual report.

2.	Financial Statement Schedules. The Financial Statement Schedule described below is filed as part of this report.

Description

Schedule II - Valuation and Qualifying Accounts.

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

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

2.3 (3)	Equity Purchase Agreement, dated April 30, 2013, between Neutral Tandem, Inc. (d/b/a Inteliquent) and the Registrant.
2.4 (4)
Agreement and Plan of Merger, dated as of October 1, 2014, by and among the Registrant, Global Telecom & Technology Americas, Inc., GTT UNSI, Inc. , American Broadband, Inc. (d/b/a United Network Services, Inc.) and Francis D. John, as stockholder representative.

2.5 (5)
Stock Purchase Agreement, dated February 19, 2015, by and among Global Telecom & Technology Americas, Inc., a Delaware corporation, GTT Communications, Inc., a Delaware corporation, MegaPath Group, Inc., a Delaware corporation, and MegaPath Corporation, a Virginia corporation.

2.6 (6)
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

2.7 (7)
Agreement and Plan of Merger Amendment No.1 to the Agreement and Plan of Merger, dated as of September 15, 2015, by and among GTT Communications, Inc., a Delaware corporation, Global Telecom & Technology Americas, Inc., a Virginia corporation, Duo Merger Sub, Inc., a Delaware corporation, One Source Networks Inc., a Texas corporation, Ernest Cunningham, as representative of the equityholders in One Source Networks Inc. and, for limited portions of the Agreement and Plan of Merger, certain key employees of One Source named therein.

2.8 (8)
Agreement and Plan of Merger Amendment No. 2 to the Agreement and Plan of Merger, dated as of September 15, 2015, by and among GTT Communications, Inc., a Delaware corporation, Global Telecom & Technology Americas, Inc., a Virginia corporation, Duo Merger Sub, Inc., a Delaware corporation, One Source Networks Inc., a Texas corporation, Ernest Cunningham, as representative of the equityholders in One Source Networks Inc. and, for limited portions of the Agreement and Plan of Merger, certain key employees of One Source named therein.

3.1 (7)	Second Amended and Restated Certificate of Incorporation, dated October 16, 2006.
3.2 (8)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated December 31, 2013.
3.3 (7)	Amended and Restated Bylaws, dated October 15, 2006.
3.4 (9)	Amendment to Amended and Restated Bylaws, dated May 7, 2007.

4.1 (10)	Specimen of Common Stock Certificate.
4.2 (11)
Form of Registration Rights Agreement, dated as of 2005, among the Registrant, Universal Telecommunications, Inc., Hackman Family Trust, Charles Schwab & Company Custodian FBO David Ballarini IRA and Mercator Capital L.L.C.

4.3 (2)	Registration Rights Agreement, dated April 30, 2012, among the Registrant, Jordon Lowe and Daniel Brosk Trust dated December 22, 2006.
4.4 (12)	Form of Registration Rights Agreement, dated March 28, 2013.
10.1 (13) +	2006 Employee, Director and Consultant Stock Plan, as amended.
10.2 (14) +	2011 Employee, Director and Consultant Stock Plan.
10.3 (15) +	2015 Stock Option and Incentive Plan.
10.3 (7) +	Employment Agreement for H. Brian Thompson, dated October 15, 2006.
10.4 (9) +	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007.
10.5 (16) +	Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008.
10.6 (17) +	Employment Agreement for Christopher McKee, dated September 12, 2011.
10.7 (18) +	Employment Agreement for Michael Sicoli.
10.8 (19)
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

10.9 (8)
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

10.10 (20)
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

10.11 (21)
Amendment Agreement, dated June 4, 2015, to the Second Amended and Restated Credit Agreement, dated August 6, 2014, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, IDC Global, Inc., NT Network Services, LLC, GTT 360, Inc., Wall Street Network Solutions, LLC, American Broadband, Inc., Airband Communications, Inc., Sparkplug, Inc., and GTT Communications (MP), Inc., as borrows, and Keybank National Association, as administrative agent, joint lead arranger, L/C issuer and lender, the other lenders (as defined therein) party thereto, Webster Bank, N.A., as joint lead arranger, syndication agent, L/C issuer and lender, Pacific Western Bank, Cobank, ACB and MUFG Union Bank, N.A., as co-document agents.

10.12 (22)
Amendment Agreement, dated April 1, 2015, to the Second Amended and Restated Credit Agreement, dated August 6, 2014, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, NT Network Services, LLC, GTT 360, Inc., Wall Street Network Solutions, LLC, American Broadband, Inc., Airband Communications, Inc., Sparkplug, Inc., and MegaPath Corporation, as borrows, and Keybank National Association, as administrative agent, joint lead arranger, L/C issuer and lender, the other lenders (as defined therein) party thereto, Webster Bank, N.A. as joint lead arranger, syndication agent, L/C issuer and lender, Pacific Western Bank, Cobank, ACB and MUFG Union Bank, N.A., as co-document agents.

10.11 (20)
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

+	Denotes a management or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 26, 2011, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 4, 2012, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 6, 2013, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 7, 2014, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 25, 2015, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed September 18, 2015, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 19, 2006, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed January 6, 2014, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed May 10, 2007, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-122303) filed January 26, 2005, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed April 3, 2013, and incorporated herein by reference.
(13)	Previously filed as Annex E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 2, 2006, and incorporated herein by reference.
(14)	Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2011, and incorporated herein by reference.
(15)	Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed August 4, 2008, and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed September 16, 2011, and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015 and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed August 12, 2014, and incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed June 15, 2015, and incorporated herein by reference.6.15.15
(22)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed April 7, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT COMMUNICATIONS, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: March 9, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Calder, Jr. and Michael T. Sicoli, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 9, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)

/s/ Michael T. Sicoli	Chief Financial Officer
Michael T. Sicoli	(Principal Financial Officer)

/s/ Daniel M. Fraser	Vice President and Controller
Daniel M. Fraser	(Principal Accounting Officer)

/s/ H. Brian Thompson	Chairman of the Board and Executive
H. Brian Thompson	Chairman

/s/ S. Joseph Bruno	Director
S. Joseph Bruno

/s/ Rhodric C. Hackman	Director
Rhodric C. Hackman

/s/ Howard Janzen	Director
Howard Janzen

/s/ Morgan E. O'Brien	Director
Morgan E. O’Brien

/s/ Theodore B. Smith, III	Director
Theodore B. Smith, III

/s/ Nicola A. Adamo	Director
Nicola A. Adamo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GTT Communications, Inc.

We have audited the accompanying consolidated balance sheets of GTT Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTT Communications, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective December 31, 2015. This change was applied retrospectively to all years presented. Also, the Company changed the classification of deferred taxes in the consolidated balance sheet effective December 31, 2015, due to the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This change was adopted prospectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTT Communications, Inc. and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Tysons, Virginia
March 9, 2016

GTT Communications, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

		December 31, 2014 As Adjusted
	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,630	$49,256
Accounts receivable, net of allowances of $1,015 and $878, respectively	60,446	29,328
Deferred costs	4,159	2,351
Prepaid expenses and other assets	13,663	3,913
Total current assets	92,898	84,848
Property and equipment, net	38,823	25,184
Intangible assets, net	182,184	58,630
Other assets	11,593	5,133
Goodwill	270,956	92,683
Total assets	$596,454	$266,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,725	$20,336
Accrued expenses and other current liabilities	43,115	29,488
Acquisition earn-outs and holdbacks	12,842	5,942
Capital lease, current	1,392	34
Short-term portion of long-term debt	4,000	6,188
Deferred revenue, short-term portion	15,469	8,340
Total current liabilities	99,543	70,328
Capital lease, noncurrent	961	119
Long-term debt	382,243	114,638
Deferred revenue, long-term portion	2,292	766
Other long-term liabilities	929	3,061
Total liabilities	485,968	188,912
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 36,533,634 and 33,848,543 shares issued and outstanding as of December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	182,797	167,678
Accumulated deficit	(69,901)	(89,205)
Accumulated other comprehensive loss	(2,413)	(910)
Total stockholders' equity	110,486	77,566
Total liabilities and stockholders' equity	$596,454	$266,478

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenue:
Telecommunications services	$369,250	$207,343	$157,368

Operating expenses:
Cost of telecommunications services	204,458	128,086	102,815
Selling, general and administrative expenses	101,712	45,613	31,675
Severance, restructuring and other exit costs	12,670	9,425	7,677
Depreciation and amortization	46,708	24,921	17,157

Total operating expenses	365,548	208,045	159,324

Operating income (loss)	3,702	(702)	(1,956)

Other expense:
Interest expense, net	(13,942)	(8,454)	(8,408)
Loss on debt extinguishment	(3,420)	(3,104)	(706)
Other expense, net	(1,167)	(8,636)	(11,724)

Total other expense	(18,529)	(20,194)	(20,838)

Loss before income taxes	(14,827)	(20,896)	(22,794)

Income tax (benefit) expense	(34,131)	2,083	(2,005)

Net income (loss)	$19,304	$(22,979)	$(20,789)

Earnings (loss) per share:
Basic	$0.55	$(0.85)	$(0.95)
Diluted	$0.54	$(0.85)	$(0.95)

Weighted average shares:
Basic	34,973,284	27,011,381	21,985,241
Diluted	35,801,395	27,011,381	21,985,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Net income (loss)	$19,304	$(22,979)	$(20,789)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,503)	(630)	453
Comprehensive income (loss)	$17,801	$(23,609)	$(20,336)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except for share data)	Common Stock		Additional Paid -In Capital	Accumulated Deficit	Accumulated Other Comprehensive
	Shares	Amount			Loss	Total
Balance, December 31, 2012	19,129,765	$2	$63,207	$(45,437)	$(733)	$17,039

Share-based compensation for options issued	—	—	363	—	—	363

Share-based compensation for restricted stock issued	722,357	—	1,103	—	—	1,103

Tax withholding related to the vesting of restricted stock units	(32,297)	—	(120)	—	—	(120)

Shares issued in connection with acquisition earn-out	356,122	—	1,650	—	—	1,650

Shares issued in private offering	2,060,595	—	6,182	—	—	6,182

Stock options exercised	92,125	—	43	—	—	43

Shares issued on debt extinguishment	982,356	—	3,586	—	—	3,586

Net loss	—	—	—	(20,789)	—	(20,789)

Foreign currency translation	—	—	—	—	453	453

Balance, December 31, 2013	23,311,023	2	76,014	(66,226)	(280)	9,510

Share-based compensation for options issued	—	—	883	—	—	883

Share-based compensation for restricted stock issued	1,030,482	—	1,535	—	—	1,535

Tax withholding related to the vesting of restricted stock units	(147,025)	—	(1,591)	—	—	(1,591)

Shares issued in connection with acquisition earn-out	306,122	—	3,704	—	—	3,704

Shares issued in connection with acquisitions	325,438	—	3,884	—	—	3,884

Cashless exercise of warrants	913,749	—	9,576	—	—	9,576

Shares issued in offerings, net of offering costs	7,475,000	1	72,679	—	—	72,680

Stock options exercised	633,754	—	994	—	—	994

Net loss	—	—	—	(22,979)	—	(22,979)

Foreign currency translation	—	—	—	—	(630)	(630)

Balance, December 31, 2014	33,848,543	3	167,678	(89,205)	(910)	77,566

Share-based compensation for options issued	—	—	1,591	—	—	1,591

Share-based compensation for restricted stock issued	1,536,043	—	6,285	—	—	6,285

Tax withholding related to the vesting of restricted stock units	(195,917)	—	(3,471)	—	—	(3,471)

Shares issued in connection with acquisitions	1,085,844	—	9,845	—	—	9,845

Stock options exercised	259,121	—	869	—	—	869

Net income	—	—	—	19,304	—	19,304

Foreign currency translation	—	—	—	—	(1,503)	(1,503)

Balance, December 31, 2015	36,533,634	$3	$182,797	$(69,901)	$(2,413)	$110,486

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$19,304	$(22,979)	$(20,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,708	24,921	17,157
Share-based compensation	7,876	2,418	1,466
Debt discount amortization	181	420	601
Change in fair value of warrant liability	—	6,857	8,658
Loss on debt extinguishment	3,420	3,104	706
Amortization of debt issuance costs	1,021	1,014	1,269
Deferred income taxes	(30,500)	—	—
Change in fair value of acquisition earn-out	880	1,554	1,978
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,891)	(4,965)	485
Deferred contract costs	(2,883)	251	(619)
Prepaid expenses and other current assets	(8,094)	(804)	5,252
Other assets	(6,114)	(1,596)	(2,676)
Accounts payable	(8,694)	(14,235)	604
Accrued expenses and other current liabilities	1,829	(3,679)	(3,359)
Deferred revenue and other long-term liabilities	7,608	1,244	(1,300)
Net cash provided by (used in) operating activities	24,651	(6,475)	9,433

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(300,702)	(37,488)	(51,884)
Purchases of customer lists	—	(206)	(4,042)
Purchases of property and equipment	(14,070)	(5,819)	(4,053)
Net cash used in investing activities	(314,772)	(43,513)	(59,979)

Cash flows from financing activities:
Repayment of promissory note	—	—	(237)
Proceeds from line of credit	—	3,000	3,000
Repayment of line of credit	—	(6,000)	—
Proceeds from revolving line of credit	5,000	—	—
Proceeds from term loan	622,000	125,000	65,794
Repayment of term loan	(353,626)	(63,124)	(28,544)
Proceeds from mezzanine debt	—	1,500	11,651
Repayment of mezzanine debt	—	(31,000)	—
Payment of earn-out	(3,729)	(1,155)	(3,628)
Debt issuance costs	(12,579)	(2,213)	(3,126)
Settlement of warrant liability	—	(9,576)	—
Repayment of subordinate notes payable	—	—	(85)
Repayment of capital leases	$(933)	$(284)	$—
Tax withholding related to the vesting of restricted stock units	(3,471)	(1,591)	(120)
Exercise of stock options	869	994	43
Shares issued in offering, net of offering costs	—	72,680	6,182
Net cash provided by financing activities	253,531	88,231	50,930

Effect of exchange rate changes on cash	1,964	5,228	675

Net (decrease) increase in cash and cash equivalents	(34,626)	43,471	1,059

Cash and cash equivalents at beginning of year	49,256	5,785	4,726

Cash and cash equivalents at end of year	$14,630	$49,256	$5,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,132	$7,976	$7,412
Cash paid for taxes	$434	$911	$740

Supplemental disclosure of non-cash investing and financing activities:
Fair value of current assets acquired	$26,094	$6,193	$33,030
Fair value of non-current assets acquired	$171,768	$37,726	$31,062
Fair value of current liabilities assumed	$26,053	$19,847	$26,064
Fair value of non-current liabilities assumed	$1,895	$437	$10,088
Stock issued in connection with acquisition earn-out	$—	$3,704	$1,650
Stock issued in connection with acquisition	$9,845	$3,884	$—
Stock issued in connection with debt extinguishment	$—	$—	$2,880
Cashless exercise of warrants	$—	$9,576	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

GTT Communications, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. (“GTT,” or the "Company,") is a provider of cloud networking services. The Company offers multinational clients a broad portfolio of global communications services including: EtherCloud® wide area network services; Internet services; managed network and security services; and voice and unified communication services.

GTT's global Tier 1 IP network delivers connectivity to clients around the world. The Company provides services to leading multinational enterprises, carriers and government customers in over 100 countries. GTT differentiates itself from its competition by delivering service to its clients with simplicity, speed and agility.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, accruals for billing disputes, and accruals for exit activities, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the grant date fair values used to compute the stock-based compensation expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Segment Reporting

The Company reports operating results and financial data in one operating and reportable segment. The chief operating decision maker manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services are discussed for purposes of promoting an understanding of the Company's complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level of a single operating segment.

Revenue Recognition

The Company delivers four primary services to its customers—EtherCloud, flexible Ethernet-based connectivity service; Internet Services, high bandwidth internet connectivity services; Managed Services, provision of fully managed network services; and Voice and UC Services, global communication and collaboration services. Certain of its current revenue activities have features that may be considered multiple elements. Specifically, when the Company sells one of its subscription services with a Customer Premised Equipment ("CPE"). The Company believes that there is sufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, the subscription revenue is recorded ratably over the term of the agreement and the equipment is accounted for a sale, at the time of sale.

The Company's services are provided under contracts that typically provide for an installation charge along with payments of recurring charges on a monthly basis for use of the services over a committed term. Its contracts with customers specify the terms and conditions for providing such services, including installation date, recurring and non-recurring fees, payment terms, and length of term. These contracts call for the Company to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide the Company with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by the Company and its suppliers to deliver the services.

The Company recognizes revenue as follows:

Monthly Recurring Revenue. Monthly recurring revenue represents the substantial majority of the Company's revenue, and consists of fees charged for ongoing services that are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. The Company records recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect, and as long as collectability is reasonably assured.

Burst Revenue. Burst revenue represents variable charges for certain services, based on specific usage of those services, or usage above a fixed threshold, billed monthly in arrears. The Company records burst revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract, as long as collectability is reasonably assured.

Non-recurring Revenue. Non-recurring revenue consists of charges for installation in connection with the delivery of recurring communications services, late payments, cancellation, early termination, and equipment sales. Fees billed for installation services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Fees charged for late payments, cancellation (pre-installation) or early termination (post-installation) are typically fixed or determinable per the terms of the respective contract, and are recognized as revenue when billed if collectability is reasonably assured. In addition, from time to time the Company sells communications and/or networking equipment to its customers in connection with its data networking services. The Company recognize revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectability is reasonably assured.

Universal Service Fund (USF), Gross Receipts Taxes and Other Surcharges

The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Where the Company collects on behalf of a regulatory agency, the Company does not record any revenue. The Company records applicable taxes on a net basis.

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to the Company's customers, and expenses for connection to other carriers. The cost of the Company's core network is typically renewed on an annual basis with a respective provider. Connectivity from the Company's core network to a customer premise is contracted using matching terms to the customer. Cost of telecommunications services also includes co-location charges, usage-based access charges and other professional services fees incurred pursuant to a customer's service contract.

Share-Based Compensation

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 included compensation expense for share-based payment awards based on the grant date fair value with the expense recognized on a straight-line over the requisite service period.

The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant.

Other Expense, Net

The Company recognized other expense, net, of $1.2 million, $8.6 million, and $11.7 million for the years ended December 31, 2015, 2014, and 2013 respectively. The following table presents other expense, net by type:

	2015	2014	2013
Change in fair value of warrant liability	$—	$6,857	$8,658
Change in fair value of acquisition earn-outs	880	1,554	1,978
Other	287	225	1,088
Total other expense, net	$1,167	$8,636	$11,724

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company's assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

The Company's income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzed various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes and its ability to use tax credits and net operating loss carryforwards.

Under GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of earnings (loss) per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator for basic and diluted EPS – income (loss) available to common stockholders	$19,304	$(22,979)	$(20,789)
Denominator for basic EPS – weighted average shares	34,973,284	27,011,381	21,985,241
Effect of dilutive securities	828,111	—	—
Denominator for diluted EPS – weighted average shares	35,801,395	27,011,381	21,985,241

Earnings (loss) per share: basic	$0.55	$(0.85)	$(0.95)
Earnings (loss) per share: diluted	$0.54	$(0.85)	$(0.95)

The table below details the anti-dilutive common share items that were excluded in the computation of earnings (loss) per share (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
BIA warrant	—	—	1,055
Plexus warrant	—	—	960
Alcentra warrant	—	—	329
Stock options	256	1,363	1,698
Totals	256	1,363	4,042

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased

Accounts Receivable, Net

Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts. Credit extended is based on an evaluation of the customer’s financial condition and is granted to qualified customers on an unsecured basis.

The Company, pursuant to its standard service contracts, is entitled to impose a finance charge of a certain percentage per month with respect to all amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment date set forth in the applicable service contract.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. The total allowance for doubtful accounts was $1.0 million and $0.9 million as of December 31, 2015 and 2014, respectively.

Deferred Costs

Installation costs related to provisioning of recurring communications services that the Company incurs from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed ratably over the contractual term of service in the same manner as the deferred revenue arising from that contract. Based on historical experience, the Company believes the initial contractual term is the best estimate for the period of earnings. If any installation costs exceed the amount of corresponding deferred revenue, the excess cost is recognized in the current period.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method. Depreciation on these assets is computed over the estimated useful lives of the assets. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Network Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.

Goodwill and Intangible Assets

The Company assesses goodwill for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of October 1, 2015, the Company performed its annual impairment test of goodwill by comparing its fair value (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the years ended December 31, 2015, 2014, and 2013 the Company did not record any goodwill impairment.

Intangible assets consist of customer relationships, restrictive covenants related to employment agreements, license fees, intellectual property and trade names. Customer relationships, restrictive covenants related to employment agreements and a tradename are amortized, on a straight-line basis, over periods of up to seven years. Point-to-point FCC Licenses are accounted for as definite lived intangibles and amortized over the average remaining useful life of such licenses which approximates three years. Intellectual property consisting of know-how related to the SIP trunking platform is amortized over the estimated useful life of ten years. One of the Company's trade names is not amortized, but is tested on at least an annual basis as of October 1 unless interim indicators of impairment exist. The trade name is considered to be impaired when the net book value exceeds its estimated fair value. As of October 1, 2015, 2014 and 2013 the Company performed its annual impairment test of the trade name, and concluded that the fair value of the trade name was greater than the carrying amount, respectively. The Company used the relief from royalty method for valuation. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings.

 At the end of the fourth quarter and subsequent to year-end, the Company evaluated whether any triggering events had occurred, including the decline in its stock price, that may require further testing. After assessing the totality of events and circumstances, the Company has determined that there were no indicators that the fair value of goodwill was below its carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

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

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, the length of time the service has been active, and the overall supplier relationship.

Disputed Supplier Expenses

It is common in the telecommunications industry for customers and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. Management estimates a liability for the amounts the Company believes are valid and that the Company owes to a supplier. This liability is reconciled with actual results as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires. As of December 31, 2015, the Company had open disputes, not accrued for, of $6.9 million. As of December 31, 2014, the Company had open disputes, not accrued for, of $4.8 million.

Acquisition Earn-outs and Holdbacks

Acquisition earn-outs and holdbacks represent either contingent consideration subject to fair value measurements, or fixed deferred consideration due to be paid out typically on the one-year anniversary of an acquisitions closing.  Contingent consideration is remeasured to fair value at each reporting period, refer to Note 6. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities.

Translation of Foreign Currencies

These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average exchange rate prevailing during the years reported.

A summary of exchange rates used is as follows:

	U.S. Dollar / British Pounds Sterling			U.S. Dollar / Euro
	2015	2014	2013	2015	2014	2013
Closing exchange rate at December 31	1.48	1.55	1.65	1.09	1.22	1.38

Average exchange rate during the period	1.53	1.65	1.56	1.11	1.33	1.33

Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the consolidated statements of operations in other expense, net.

Fair Value Measurements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1:    Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:
Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The carrying values reflected in the accompanying consolidated balance sheets for cash and cash equivalents, receivables, accounts payables, accrued expense and term debt approximates their fair values.

Concentrations of Credit Risk

Financial instruments potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times during the periods presented, the Company had funds in excess of $250,000 insured by the U.S. Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company's trade accounts receivable are unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of December 31, 2015 and 2014 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the years ended December 31, 2015, 2014, and 2013.

Related Party Transactions

H. Brian Thompson, the executive chairman of the Company's Board of Directors, is an independent director of Sonus Networks, Inc., a provider of Session Initiation Protocol ("SIP") network solutions (“Sonus”). Howard Janzen, an independent member of the Company's Board of Directors also serves as the independent Chairman of Sonus. In October 2015, GTT completed the acquisition of One Source, who was a customer of Sonus. One Source had a well-established and ongoing business relationship with Sonus prior to its acquisition by GTT. The Company paid Sonus approximately $0.1 million in fees related to its SIP Trunking platform during the year ended December 31, 2015, pursuant to the terms of a contract between the parties.

Nick Adamo, an independent member of the Company's Board of Directors (joined in February 2016), currently serves as senior vice president of the global service provider segment for Cisco Systems, Inc., a provider of products, services and integrated solutions to develop and connect networks around the world (”Cisco”). The Company purchases networking equipment and related software from Cisco and certain authorized Cisco resellers. The Company paid approximately $2.5 million to Cisco and its resellers for these products and services during the year ended December 31, 2015, pursuant to the terms of contracts between the parties. These contracts were in place before Mr. Adamo joined the Board of Directors.

Michael Sicoli, the chief financial officer of the Company, serves as an independent director of Lumos Networks, Inc., a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region (“Lumos”). The Company purchases last mile access services from Lumos, and Lumos purchases IP transit services from the Company. The Company paid Lumos approximately $0.4 million during the year ended December 31, 2015, and Lumos paid the Company a de minimus amount during the year ended December 31, 2015, pursuant to the terms of contracts between the parties. The majority of these contracts were in place before Mr. Sicoli joined the Company.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Code of Business Conduct and Ethics, Conflict of Interest Policy.

Newly Adopted Accounting Principles

On April 7, 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company has early adopted the provision in ASU 2015-03 as of end of, fiscal 2015 and applied the provision retrospectively for fiscal 2014, refer to Note 5. The impact of adopting ASU 2015-03 on the Company's Consolidated Balance Sheet as of December 31, 2014 was a decrease to other assets by $2.8 million, and a decrease to long-term debt by $2.8 million.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Prior to the issuance of ASU 2015-17, deferred tax assets and deferred tax liabilities had to be presented separately into a current amount and noncurrent amount based on the classification of the related asset or liability for financial reporting. For public entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years. The Company early adopted ASU 2015-17 as of the end of fiscal 2015, and applied the provision prospectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is still evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB during fiscal 2015 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

Correction of Immaterial Error

The Company corrected two errors in the consolidated statements of cash flows for the years ended December 31, 2014 and 2013. The Company had erroneously presented payment of certain debt issuance costs as an operating activity; the correct presentation should have been a financing activity. The amount of the correction was $2.2 million and $3.1 million, for the years ended December 31, 2014 and 2013, respectively. In addition, the Company had erroneously presented the payment of an earn-out as an operating activity; the correct presentation should have been a financing activity. The amount of the correction was $1.2 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. These corrections had no impact on the final cash balances. Additionally, these corrections had no impact on the consolidated statements of operations or the consolidated balance sheets. The Company has evaluated these corrections in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that both quantitatively and qualitatively the corrections were not material. The correction of these errors was also evaluated by management in their assessment of internal controls over financial reporting.

Reclassification of Certain Items on Prior Year Presentation

The Company reclassified certain items on the consolidated balance sheets as of December 31, 2014 to match the presentation as of December 31, 2015. Capital leases in the total amount of $0.2 million were previously presented as accrued expenses and other liabilities for the short-term portion and other long-term liabilities for the long-term portion, and are now presented as capital lease, current and capital lease, noncurrent, respectively. Acquisition earn-outs and holdbacks of $5.9 million were previously presented as accrued expenses and other current liabilities, and are now presented as acquisition earn-outs and holdbacks. Each of these reclassifications had no impact on total revenues, total operating expenses or net income (loss) for any year presented.

NOTE 3 — ACQUISITIONS

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

The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions noted below have been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the respective assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition. The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change during the measurement period, which is 12 months from the date of acquisition.

The following are a list of material acquisitions the Company completed during fiscal 2015, 2014, and 2013, respectively.

Acquisitions Completed During 2015

One Source Networks Inc.

On October 22, 2015, the Company completed the acquisition of all of the equity securities of One Source Networks Inc., a Texas corporation (“One Source”). At closing, the Company paid $169.3 million of cash and issued 185,946 unregistered shares of the Company's common stock valued at $2.3 million. In addition, 289,055 unregistered shares of the Company's common stock were issued to certain selling shareholders of One Source, which are considered compensation as there is a continuous employment restriction attributed to these common shares. Share-based compensation of $3.6 million will be amortized ratably over an 18 month service period.

The fair value of the 475,001 unregistered shares of common stock issued as part of the consideration paid for One source ($5.9 million) was determined on the basis of the closing market price of the Company's common stock on the acquisition date less a discount for lack of marketability due to the 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares to a non-affiliate as such term is defined therein.

The Company incurred $4.9 million in exit costs associated with the acquisition of One Source, which includes employee severance costs, termination costs associated with facility leases and network agreements, and other related exit costs for the year ended December 31, 2015. Additionally, the Company expects to incur $3.5 million in transaction and integration costs related to the acquisition of One Source that will be included as selling, general and administrative expense within the consolidated statements of operations. The Company expensed $2.5 million for the three months ended December 31, 2015 and expects to incur the remaining $1 million in the three months ended March 31, 2016. Transaction and integration costs include costs directly related to the acquisition and integration of One Source, including legal, accounting and consulting services and travel costs.

MegaPath Corporation

On April 1, 2015, the Company acquired MegaPath Corporation ("MegaPath"), which provides private wide-area-networking, Internet access services, managed services and managed security to multinational clients. The Company paid an aggregate purchase price of $152.3 million, including $131.4 million in cash (exclusive of the assumption of $3.4 million in capital leases); $7.5 million paid at the closing of the transaction by delivery of 610,843 unregistered shares of the Company’s common stock; and $10.0 million due in cash on the first anniversary of the closing, subject to reduction for any indemnification claims made by the Company prior to such date. The acquisition was considered an asset purchase for tax purposes.

The fair value of the 610,843 unregistered shares of common stock issued as part of the consideration paid for MegaPath ($7.5 million) was determined on the basis of the closing market price of the Company's common stock on the acquisition date less a discount for lack of marketability due to the 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares to a non-affiliate as such term is defined therein.

Acquisitions Completed During 2014

UNSi

On October 1, 2014, the Company acquired United Networks Services, Inc. ("UNSi"), a Delaware corporation. UNSi delivers high capacity Ethernet and MPLS wide-area-network solutions, internet services and a broad range of managed services. The

Company paid the shareholders of UNSi an aggregate of $35.4 million, payable in a combination of cash and 231,539 shares of common stock of the Company.  $2.6 million of the purchase price was withheld by the Company for one year following the closing of the acquisition as security for UNSi's indemnification obligations under the Merger Agreement. The acquisition was considered a stock purchase for tax purposes.

Acquisitions Completed During 2013

Tinet

On April 30, 2013, the Company acquired NT Network Services, LLC and NT Network Services, LLC SCS (collectively, “Tinet”), which, together with the subsidiaries of such companies, comprise the data transport business of Inteliquent. The Company paid Inteliquent cash consideration of $49.2 million. In addition, the Company agreed to provide certain services to Inteliquent without charge for up to three years after the closing. These services are provided under a separate service agreement that is valued at $2.0 million. The acquisition was considered a stock purchase for tax purposes.

IDC

On February 1, 2013, the Company acquired IDC Global Incorporated ("IDC"), a privately held company in Chicago. IDC provides cloud networking, co-location, and managed cloud services with a focus on providing multi-location enterprises with a complete portfolio of cloud infrastructure services. Pursuant to the agreement, the Company acquired IDC for cash consideration paid of $3.6 million. The acquisition was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

As of December 31, 2015, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of One Source and MegaPath. All information presented with respect to certain working capital and nonworking capital acquired assets and liabilities assumed as it relates to these acquisitions are preliminary and subject to revision pending the final fair value analysis. During the fourth quarter of fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the UNSi acquisition. The Tinet and IDC acquisitions were finalized in 2014.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed for its acquisitions over the past three years:

Purchase Price	One Source October 22, 2015	MegaPath April 1, 2015	UNSi October 1, 2014	Tinet April 1, 2013	IDC February 1, 2013
Cash paid at closing, incl. working capital	$169,305	$131,397	$29,978	$49,158	$3,593
Deferred cash consideration (1)	—	10,000	2,568	—	—
Common stock	2,345	7,500	2,884	—	—
Purchase consideration	$171,650	$148,897	$35,430	$49,158	$3,593

Purchase Price Allocation
Assets acquired:
Current assets	$10,957	$15,137	$4,292	$17,839	$187
Property, plant and equipment	2,072	16,565	8,181	15,004	798
Other Assets	—	—	—	1,282	82
Intangible assets - customer lists(2)	63,590	72,162	13,960	25,000	3,100
Intangible assets - intellectual property(2)	17,379	—	—	—	—
Intangible assets - tradename	—	—	—	800	—
Deferred tax asset	—	5,245	1,409	—	—
Goodwill(3)	115,471	60,566	23,640	16,462	764
Total assets acquired	209,469	169,675	51,482	76,387	4,931

Liabilities assumed:
Current liabilities	(7,170)	(18,883)	(16,052)	(27,229)	(1,338)
Capital leases, long-term portion	—	(1,895)	—	—	—
Deferred tax liability	(30,649)	—	—	—	—
Total liabilities assumed	(37,819)	(20,778)	(16,052)	(27,229)	(1,338)

Net assets acquired	$171,650	$148,897	$35,430	$49,158	$3,593

(1) The deferred consideration for both MegaPath and UNSi are expected to be paid in 2016.
(2)The weighted average amortization period of intangible assets acquired during 2015 was 6.5 years for customer lists, 9.8 years for intellectual property, and 6.9 years in total, as of December 31, 2015.
(3) In both 2015 acquisitions, the excess of the purchase price over the net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with GAAP.

Adjustments to Purchase Accounting Estimates Associated with Acquisitions

During fiscal 2015, the Company finalized the fair value estimates associated with its acquisition accounting for the MegaPath acquisition consummated on April 1, 2015 and the UNSi acquisition consummated on October 1, 2014, that resulted in adjustments to previously reported allocation of purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since September 30, 2015 that related to facts and circumstances that existed at the respective acquisition dates. The Company has recast the previously reported consolidated balance sheet as of September 30, 2015 in connection with the MegaPath acquisition. The Company did not recast the previously reported consolidated statement of operations for the year ended December 31, 2014 due to the immaterial effect of the related adjustments. The following table reflects the financial statement captions impacted by the acquisition accounting adjustments:

	Adjusted Balance September 30, 2015	Previously Reported Balance* September 30, 2015	Acquisition accounting adjustment
Assets
Accounts receivable	$46,526	$46,779	$(253)
Prepaid assets	4,404	4,883	(479)
Property, plant and equipment	35,684	40,537	(4,853)
Intangible assets - customer lists	110,826	90,376	20,450
Goodwill	154,678	176,197	(21,519)
Total assets	$352,118	$358,772	$(6,654)

Liabilities
Deferred tax liability	$6,654	$—	$6,654
Total liabilities	$6,654	$—	$6,654

* As reported of Form 10-Q filed with the SEC on November 6, 2015.

The adjustments above impacted depreciation and amortization of property, plant and equipment and definite lived intangibles, respectively. The Company previously presented depreciation and amortization expense of $32.5 million for the nine months ended September 30, 2015. Depreciation and amortization expense would have been $34.5 million for the nine months ended September 30, 2015 had the adjustments above been identified at that time.

Transaction Costs

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. There are two types of costs that the Company accounts for:

•Severance, restructuring and other exit costs
•Transaction and integration costs

Severance, restructuring and other exit costs are costs the Company incurs related to one time benefits the Company has obligated itself to pay to severed employees; termination charges for leases and supplier contracts and other costs incurred associated with an exit activity. These costs are reported separately in the consolidated statements of operations during these periods. Refer to Note 10 of these Consolidated Financial Statements for further information.

Transaction and integration costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions, travel expense, and other non-recurring direct expenses incurred that are associated with such acquisitions. Transaction and integration costs are expensed as incurred and may be incurred up to six months after the date of acquisition in support of the integration. The Company incurred transaction and integration costs of $6.1 million for the year ended December 31, 2015. The amounts were not significant in 2014 and 2013. Transaction and integration costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these years.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s fiscal 2015 and 2014 acquisitions as if the acquisitions occurred on January 1, 2014. The pro forma net income (loss) for the years ended December 31, 2015 and 2014 includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during fiscal 2015 and 2014 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2014.

	Year Ended December 31,
	2015	2014
(Amounts in thousands, except per share and share data)
Revenue	$463,604	$440,196
Net income (loss)	$12,361	$(53,390)

Net income (loss) per share:
Basic	$0.35	$(1.98)
Diluted	$0.35	$(1.98)

Basic	34,973,284	27,011,381
Diluted	35,801,395	27,011,381

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company completed its annual goodwill impairment testing on its measurement date of October 1, 2015. The Company performed a qualitative impairment analysis and determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount; therefore, the Company concluded that the first and second steps of the goodwill impairment test were unnecessary and that no indicators of impairment existed. In addition, the Company completed its annual impairment test of the indefinite lived trademark. The Company used a discounted cash flow model using the royalty relief method and concluded that no impairment existed as of the measurement date.

The goodwill balance was $271.0 million and $92.7 million as of December 31, 2015 and 2014, respectively. Additionally, the Company's intangible asset balance was $182.2 million and $58.6 million as of December 31, 2015 and 2014, respectively. The additions to both goodwill and intangible assets during the year ended December 31, 2015 relate to the acquisition of MegaPath and One Source (see Note 3 - Acquisitions).

At the end of the fourth quarter and subsequent to the year-end, the Company evaluated whether any triggering events had occurred, including the decline in its stock price, that may require further testing.   After assessing the totality of events and circumstances, the Company has determined that there were no indicators that the fair value is below its carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (amounts in thousands):

Balance, January 1, 2014	$67,019
Goodwill associated with acquisitions	25,664
Balance, December 31, 2014	92,683
Adjustments to prior year's business combination	2,236
Goodwill associated with acquisitions	176,037
Balance, December 31, 2015	$270,956

The following tables summarize the Company’s intangible assets as of December 31, 2015 and December 31, 2014 (amounts in thousands):

		December 31, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer relationships	3-7 years	$215,802	$54,041	$161,761
Non-compete agreements	3-5 years	4,331	4,305	26
Point-to-Point FCC license fees	3 years	1,695	701	994
Intellectual property	10 years	17,379	336	17,043
Trade name	3 years	2,079	519	1,560
Trade name (indefinite-lived)	N/A	800	—	800
		$242,086	$59,902	$182,184

		December 31, 2014
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$85,759	$29,639	$56,120
Non-compete agreements	3-5 years	4,331	4,147	184
Point-to-point FCC license fees	3 years	1,665	139	1,526
Trade name (indefinite-lived)	N/A	800	—	800
		$92,555	$33,925	$58,630

Amortization expense was $26.0 million, $13.8 million, and $10.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2015 in each of the years subsequent to December 31, 2015 is as follows (amounts in thousands):

2016	$36,477
2017	34,669
2018	28,392
2019	23,735
2020	20,834
2021 and beyond	37,277
Total	$181,384

NOTE 5 — DEBT

As of December 31, 2015 and 2014, long-term debt was as follows (amounts in thousands):

	2015	2014

Term loan	$400,000	$108,626
Revolving line of credit facility	5,000	—
Delayed draw term loan	—	15,000
Total debt obligations	405,000	123,626
Unamortized debt issuance costs	(10,938)	(2,800)
Unamortized original issuance discount	(7,819)	—
Carrying value of debt	386,243	120,826
Less current portion	(4,000)	(6,188)
Long-term debt less current portion	$382,243	$114,638

October 2015 Credit Agreement

On October 22, 2015, the Company entered into a credit agreement (the “October 2015 Credit Agreement”) that provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $75.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests, provided, however, that incremental revolving loan commitments may not exceed $25.0 million.

The term loan facility was issued at a discount of $8 million. Approximately $0.4 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s real estate lease obligations. As of December 31, 2015 the Company had drawn $5.0 million under the revolving line of credit and had $44.6 million of borrowing capacity available. The Company used the proceeds from the October 2015 Credit Agreement to acquire One Source as detailed in Note 3 - Acquisitions and to refinance existing debt.

The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving line of credit is October 22, 2020. The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at December 31, 2015 (amounts in thousands):

Total Debt
2016	$4,000
2017	4,000
2018	4,000
2019	4,000
2020	9,000
2021	4,000
2022	376,000
Total	$405,000

The Company may prepay loans under the October 2015 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. Under certain circumstances, in the event that the term loans are prepaid within six months after entering into the October 2015 Credit Agreement, such prepayment may be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid.

The applicable rate for term loans is LIBOR plus 5.25% subject to a LIBOR floor of 1.00%. The applicable rate for revolving loans is LIBOR plus 4.75% with no floor. The effective interest rate on outstanding debt at December 31, 2015 and December 31, 2014 was 6.24% and 4.5% respectively.

Debt covenants

The October 2015 Credit Agreement contains customary financial and operating covenants, including among others a consolidated net secured leverage ratio and covenants restricting the incurrence of debt, imposition of liens, the payment of dividends and entering into affiliate transactions. The October 2015 Credit Agreement also contains customary events of default, including among others nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the October 2015 Credit Agreement, the entire outstanding balance may become immediately due and payable.

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

The Company was in compliance with all financial covenants under the October 2015 Credit Agreement as of December 31, 2015.

Guarantees

The Company's obligations under the October 2015 Credit Agreement are guaranteed by certain of the its subsidiaries and secured by substantially all of its tangible and intangible assets.

Debt Issuance Costs

In connection with the October 2015 Credit Agreement, the Company incurred debt issuance costs of $8.6 million (net of extinguishments). These costs are in addition to $2.6 million of debt issuance costs that were carried over from the prior term loan facility that qualified as a modification. These costs will be amortized to interest expense over the respective term of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

The unamortized balance of debt issuance costs as of December 31, 2015 and December 31, 2014 was $10.9 million and $2.8 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Amortization of debt issuance costs” along with the amortization of the discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $1.0 million for each of the years ended December 31, 2015 and 2014 and $1.3 million during the year ended December 31, 2013.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to “Long-term debt, non-current”.

Previous Debt Agreements

Over the course of the last two fiscal years, the Company has completed three refinancing transactions and certain debt facilities have been extinguished as a result of those transactions. The following is a list of debt facilities that were extinguished during the last two fiscal years, with an associated description of the key terms and conditions below:

•Second Amended and Restated Credit Agreement, dated as of April 1, 2015 ("April 2015 Credit Agreement").
•Amended and Restated Credit Agreement dated as of August 6, 2014 ("August 2014 Credit Agreement").
•Third Amended Note Purchase Agreement ("Mezzanine Notes" and related "Warrants").

April 2015 Credit Agreement

On April 1, 2015, the Company entered into the April 2015 Credit Agreement, which amended the August 2014 Credit Agreement and provided for a term loan facility of $230.0 million; a revolving line of credit facility of $25.0 million; and an uncommitted incremental credit facility of $50.0 million in term loans and/or revolving credit commitments. The interest rate on borrowings under the term loan facility was LIBOR plus a 4.50% spread. The interest rate on borrowings under the revolving credit facility was subject to a leveraged based pricing grid.

The maturity date of the loans was March 31, 2020. The proceeds were used to fund the MegaPath acquisition and repay all outstanding balances under the August 2014 Credit Agreement.

The April 2015 Credit Agreement was repaid in full on October 22, 2015, in connection with the October 2015 Credit Agreement.

August 2014 Credit Agreement

On August 6, 2014, the Company entered into the August 2014 Credit Agreement, which included amendments to the First Amended and Restated Credit Agreement, dated December 2013, and provided for $110.0 million in term loans; a $15.0 million revolving credit facility; an available $15.0 million delayed draw term loan ("DDTL"); and an available uncommitted $30.0 million incremental term loan. The interest rate on borrowings under the term loan facility consisted of LIBOR plus an applicable spread subject to a leveraged based pricing grid. The maturity date of the loans was August 6, 2019.

The proceeds were used to repay all outstanding balances under the Mezzanine Notes as well as the cash consideration associated with the settlement of the Warrants issued in connection with the Mezzanine Notes, and general corporate purposes. The outstanding balance of the Mezzanine Notes at the time of repayment was $31.0 million and the Company also paid a prepayment penalty of $0.3 million. The outstanding balance of the warrant liability at the time of settlement was $19.2 million and the holders of the Mezzanine Notes agreed to sell 1,172,080 of their outstanding warrants (or 50% of the total outstanding warrants) to the Company for $9.6 million in cash and exercise the remaining 1,172,080 warrants on a cash-less basis into 913,749 common shares of the Company.

On September 30, 2014, the Company drew $15.0 million on the DDTL, to partially fund the UNSi acquisition.

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

On April 30, 2013, the Company arranged financing through an increase in the Company’s existing mezzanine financing arrangement, in the form of a modification to its existing note purchase agreement (the “Second Amended Note Purchase Agreement”) with BIA and Plexus that expanded the amount of borrowing under the Amended Note Purchase Agreement on April 30, 2012 and adds BNY Mellon-Alcentra Mezzanine III, L.P. (“Alcentra”) as a new note purchaser and lender thereunder (together with BIA and Plexus, the “Note Holders”). The Second Amended Note Purchase Agreement provides for a total financing commitment of $11.5 million, of which $8.5 million was immediately funded, (the “BIA Notes” and together with the "Plexus

Notes", the “Notes”). On November 1, 2013, the remaining $3.0 million of the committed financing was called on by the Company and the original interest rate of 13.5% per annum was reduced to 11.0% per annum for the entire outstanding Notes of $29.5 million.

On December 30, 2013, the Company modified the Second Amended Note Purchase Agreement (the "Third Amended Note Purchase Agreement") with BIA, Plexus, and Alcentra, expanding the total financing commitment by $10.0 million, of which $1.5 million was immediately funded. The Third Amended Note Purchase Agreement increased the maximum borrowings to $38.0 million with the Notes maturing on June 6, 2016, at an interest rate of 11.0% per annum. The Company did not draw on the remaining $8.5 million of committed financing, and these Mezzanine Notes were repaid in full on August 6, 2014 in connection with the August 2014 Credit Agreement.

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

On April 30, 2012, pursuant to the Amended Note Purchase Agreement, the Company issued to Plexus a warrant to purchase from the Company 535,135 shares of the Company’s common stock at an exercise price equal to $2.208 per share (as adjusted from time to time as provided in the warrant). On December 31, 2012, the Company issued to Plexus an additional warrant to purchase from the Company 178,378 shares of the Company’s common stock, at an exercise price equal to $2.542 per share (as adjusted from time to time as provided in the warrant agreement).

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

Each of these Warrants was settled in full on August 6, 2014 in connection with the August 2014 Credit Agreement and corresponding issuance of GTT common stock.

NOTE 6 — FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

Level 1:    Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:
Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The carrying value of the Company's long-term debt inclusive of $5 million revolving line of credit, net of unamortized debt issuance costs and unamortized original issuance discount was $386.2 million and $120.8 million, as of December 31, 2015 and 2014, respectively. Based on level 2 inputs, the fair value of the Company's long-term debt as of December 31, 2015 and 2014 was estimated to be the same as its carrying value. The level 2 fair value estimate was based on similar debt, with similar maturities, company credit rating and interest rates.

From time to time, the Company has issued contingent consideration, or an earn-out, to selling shareholders of acquired companies. Historically, the earn-out has taken the form of Company issued common stock or cash consideration contingent on the performance of the entity the Company acquired. The Company considers the valuation of the earn-outs as a level 3 liability based on unobservable inputs. For issuances of Company common stock, the Company considers this comparable to a stock option and measure the fair value using the Black-Scholes pricing model.  During the year ending December 31, 2015, there were no share-based earn-outs entered into or requiring valuation.

The remaining earn-out liability in 2015 relates to business acquisitions in which the sellers will receive a cash payout based upon the performance of the entity the Company acquired.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 and 2014 respectively (amounts in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-out	$—	$—	$525	$525

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition earn-out	$—	$—	$3,374	$3,374

Rollforward of level 3 liabilities are as follows (amounts in thousands):

Warrant Liability

Balance, December 31, 2013	$12,295
Change in fair value	6,857
Paid in cash	(9,576)
Settled in shares	(9,576)
Balance, December 31, 2014	—
Balance, December 31, 2015	$—

Acquisition Earn-outs

Balance, December 31, 2013	$2,900
Paid in cash	(1,155)
Settled in shares	(3,704)
Change in fair value	1,554
Incurred	3,779
Balance, December 31, 2014	3,374
Paid in cash	(3,729)
Change in fair value	880
Balance, December 31, 2015	$525

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3). There were no impairments recorded during the years ended December 31, 2015 and 2014.

NOTE 7 — PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Network equipment	$70,808	$44,218
Computer hardware and software	9,613	3,468
Leasehold improvements	3,113	2,094
Furniture and fixtures	838	253
Property and equipment, gross	84,372	50,033
Less accumulated depreciation	(45,549)	(24,849)
Property and equipment, net	$38,823	$25,184

Certain property, plant and equipment, primarily network equipment, are subject to capital lease in the amount of $3.5 million and $0.4 million as of December 31, 2015 and 2014, respectively, less accumulated depreciation of $1.1 million and $0.2 million as of December 31, 2015 and 2014, respectively.

Depreciation expense associated with property and equipment was $20.7 million, $11.1 million, and $6.9 million for the years ended December 31, 2015, 2014, and 2013 respectively.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Accrued compensation and benefits	$9,465	$4,385
Accrued supplier costs	21,637	14,359
Accrued restructuring	6,833	2,101
Accrued other	5,180	8,643
	$43,115	$29,488

NOTE 9 — INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (amounts in thousands):

	2015	2014	2013
United States	$(12,318)	$(25,355)	$(23,270)
Foreign	(2,509)	4,459	476
Total	$(14,827)	$(20,896)	$(22,794)

The components of the provision for income tax (benefit) expense for the years ended December 31, 2015, 2014 and 2013 were as follows (amounts in thousands):

	2015	2014	2013
Current:
Federal	$77	$—	$—
State	—	83	(8)
Foreign	(3,708)	1,215	720
Total current	(3,631)	1,298	712
Deferred:
Federal	(25,347)	852	51
State	(3,783)	(459)	34
Foreign	(1,370)	392	(2,802)
Total deferred	(30,500)	785	(2,717)
Income tax (benefit) expense	$(34,131)	$2,083	$(2,005)

The following is a reconciliation of the U.S. federal statutory income taxes to the amounts reported in the financial statements for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	2015		2014		2013
	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
U.S. federal statutory income tax	$(5,188)	35.00%	$(7,233)	35.00%	$(7,949)	35.00%
Permanent items	733	(4.94)%	575	(2.75)%	2,332	(10.23)%
State taxes, net of federal benefit	(533)	3.60%	89	(0.43)%	30	(0.13)%
Foreign tax rate differential	(34)	0.23%	(421)	2.01%	(353)	1.55%
Warrant extinguishment	—	—%	5,743	(27.87)%	—	—%
Change in valuation allowance	(23,450)	158.19%	3,118	(14.92)%	3,230	(14.17)%
Unrecognized tax positions	(2,167)	14.62%	316	(1.51)%	299	(1.31)%
Italian IRAP tax	—	—%	(284)	1.36%	365	(1.60)%
Prior-year true-ups	(3,492)	23.55%	180	(0.86)%	41	(0.18)%
Total income tax (benefit) expense	$(34,131)	230.25%	$2,083	(9.97)%	$(2,005)	8.93%

The components of the Company's deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$29,607	$24,735
Capital loss and trade deficit carryforwards	677	678
Reserves and allowances	1,831	1,683
Property and equipment	1,526	1,972
Stock-based compensation	2,019	984
Other	1,640	1,389
Total deferred tax assets before valuation allowance	37,300	31,441
Less: Valuation allowance	(305)	(23,756)
Total deferred tax assets	36,995	7,685
Deferred tax liabilities:
Intangible assets and goodwill	(29,193)	(5,887)
Other	(432)	(942)
Total deferred tax liabilities	(29,625)	(6,829)
Net deferred tax assets(1)	$7,370	$856

(1)Deferred tax assets in the amount of $7.5 million and $2.4 million are presented as a component of other assets on the consolidated balance sheet as of December 31, 2015 and 2014, respectively. Deferred tax liabilities in the amount of $0.1 million and $1.5 million are presented as a component of other long-term liabilities on the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

At each consolidated balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2015, the Company concluded that it was more likely than not that it would be able to realize its U.S. deferred tax assets. In connection with the acquisition of One Source, the Company recorded a net deferred tax liability created by the financial reporting basis of identifiable intangible assets. The Company considered the future reversal of deferred tax liabilities along with forecasts of future taxable income, exclusive of reversing temporary differences and determined that it is more likely than not that the U.S. deferred tax assets will be realized. Accordingly, the Company released the valuation allowance against its U.S. deferred tax assets and recorded an income tax benefit of $23.5 million in the year ended December 31, 2015. The Company maintains a valuation allowance of $0.3 million related to certain international deferred tax assets.

As of December 31, 2015, the Company had approximately $83.6 million of U.S. federal net operating loss carryforwards net of limitations under Section 382. Approximately $18 million of the gross net operating loss carryforwards have not been recognized as they relate to "windfall" tax benefits associated with stock-based compensation that have not reduced current taxes payable. When realized, the windfall tax benefits will be recognized through additional paid-in capital. The Company's U.S. federal net operating loss carryforwards, if not utilized to reduce taxable income in future years, will expire in between 2020 and 2035 as follows (amounts in millions):

2020	$7.9
2021	12.9
2024	2.4
2027	2.5
2028	2.0
2029	1.0
2031	1.7
2032	2.0
2033	15.7
2034	26.9
2035	8.6
Total	$83.6

As of December 31, 2015, the Company had tax-effected state net operating loss carryforwards of approximately $3.9 million which are subject to limitations on their utilization and have various expirations through 2035. Approximately $0.7 million of the state net operating loss carryforwards have not been recognized as they relate to windfall tax benefits associated with stock-based compensation that have not reduced current taxes payable.

As of December 31, 2015, the Company had gross net operating loss carryforwards in the U.K. of $17.9 million which have an indefinite carryforward period.

The Company has not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings of certain foreign subsidiaries because such earnings are intended to be permanently reinvested outside the United States. It is not practicable to determine the income tax liability that would be payable if such earnings was not indefinitely reinvested.

Accounting for Uncertainty in Income Taxes

As of December 31, 2015, 2014 and 2013, the Company had unrecognized tax benefits of $0, $2.2 million, and $1.9 million, respectively. Changes in unrecognized tax benefits are set forth below (amounts in thousands):

	2015	2014	2013
Balance, January 1	$2,167	$1,851	$—
Changes for tax positions of prior years (1)	(1,849)	—	1,851
Increases for tax positions related to the current year	—	342	—
Settlements and lapsing of statues of limitations	(318)	(26)	—
Balance, December 31	$—	$2,167	$1,851
(1) Uncertain tax positions of $1.6 million were acquired in 2013 with the acquisition of Tinet, changes in these uncertain tax positions for the year ended December 31, 2013 equaled $0.3 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2015, 2014 and 2013, interest and penalties were insignificant.

NOTE 10 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

One Source

The Company incurred $4.9 million in exit costs associated with the acquisition of One Source, which includes employee severance costs, termination costs associated with facility leases and network agreements, and other related exit costs for the year ended December 31, 2015. Approximately $1.3 million was paid during the year ended December 31, 2015. The exit costs recorded and paid are summarized as follows for the year ended December 31, 2015 (amounts in thousands):

	Charges	Cash Payments	December 31, 2015
Employment costs	$2,903	$1,189	$1,714
Lease and network termination charges	1,910	101	1,809
Other exit costs	124	—	124
Total	$4,937	$1,290	$3,647

Other exit costs include costs directly related to the exit activities associated with the acquisition of One Source. Transaction and integration costs are recorded as a component of selling, general and administrative expense.

MegaPath

The Company incurred $7.7 million in exit costs associated with the acquisition of MegaPath including employee severance costs and termination costs associated with facility leases and network agreements and other related exit costs for the year ended December 31, 2015. Approximately $4.7 million was paid through the year ended December 31, 2015. The exit costs recorded and paid are summarized as follows for the year ended December 31, 2015 (amounts in thousands):

	Charges	Cash Payments	Balance, December 31, 2015
Employee termination benefits	$4,132	$4,067	$65
Lease and network termination charges	2,886	422	2,464
Other exit costs	729	171	558
Total	$7,747	$4,660	$3,087

Other exit costs include costs directly related to the exit activities associated with the acquisition of MegaPath. Transaction and integration costs are recorded as a component of selling, general and administrative expense.

UNSi

During the year ended December 31, 2014, the Company incurred $6.1 million in exit costs associated with the acquisition of UNSi, including employee severance costs and termination costs associated with facility leases and network agreements. No additional charges were incurred during the year ended December 31, 2015. Of the $6.1 million charge, $4 million was paid as of December 31, 2014, with the remaining $2.1 million in obligations paid in fiscal 2015.

NOTE 11 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of December 31, 2015; the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011 and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 7,767,857 have been issued and are outstanding as of March 9, 2016.

The GTT Stock Plan permits the granting of stock options, restricted stock and performance awards to employees (including employee directors and officers) and consultants of the Company, and non-employee directors of the Company.

Options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than 10 years from the grant date. The stock options generally vest over four years with 25% of the options becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

Restricted stock granted under the GTT Stock Plan is granted at the closing stock price on the day of grant. Restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

Performance awards are restricted shares granted under the GTT Stock plan subject to the achievement of certain financial performance measures. Once achievement of these financial measures is considered probable, the Company starts to expense the fair value of the grant over the requisite service period. The performance award is valued at the closing price on the day of grant. The performance grant will vest annually or quarterly over the requisite service period once achievement of the financial measure has been met and approved by the Compensation Committee.

The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to authorize a different vesting schedule for any awards.

The following table summarizes the share-based compensation expense recognized as a selling, general and administrative expense in the consolidated statements of operations (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$1,591	$883	$363
Restricted stock (incl. performance awards)	6,285	1,535	1,103
Total	$7,876	$2,418	$1,466

As of December 31, 2015, there was $23.5 million of total unrecognized compensation cost related to unvested share-based compensation agreements. The unrecognized compensation costs as of December 31, 2015 are expected to be amortized over a weighted average of 2.5 years.

Stock Options

The Company uses the Black-Scholes option pricing model method to calculate the fair value of the stock options. The use of option valuation models requires the input by management of certain assumptions, including the expected stock price volatility, the expected life of the option term and the forfeiture rate. These assumptions are utilized by the Company in determining the estimated fair value of the stock options. Assumptions used in the calculation of the stock option expense were as follows:

	2015	2014	2013
Expected volatility	44.3% - 64.6%	62.2% - 63.2%	60.2% - 63.4%
Risk free interest rate	1.3% - 1.9%	1.7% - 2.0%	1.0% - 1.9%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	4.0%	4.0%	4.0%

The fair value of each stock option grant is estimated as of the date of grant.

Stock option activity during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	1,395,250	$1.49	$0.43
Granted	486,750	3.64	2.07
Exercised	(92,125)	—	—
Forfeited or canceled	(92,375)	1.03	0.56
Balance, December 31, 2013	1,697,500	2.09	0.47
Granted	459,450	12.44	7.35
Exercised	(633,754)	1.67	1.10
Forfeited or canceled	(159,736)	4.98	2.85
Balance, December 31, 2014	1,363,460	5.41	3.17
Granted	344,117	17.91	8.64
Exercised	(259,121)	2.35	1.40
Forfeited or canceled	(72,079)	6.50	2.75
Balance, December 31, 2015	1,376,377	$9.05	$4.89	7.54	$11,683,456
Exercisable	637,804	—	—	—	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

For the year ended December 31, 2015, the vested portion of share-based compensation expense was $3.7 million. As of December 31, 2015, unamortized compensation cost related to unvested stock options was $4.6 million, and the weighted average period over which this cost is expected to be recognized is 2.0 years.

Restricted Stock and Performance Awards

Restricted stock and performance award activity during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares	Weighted Average Fair Value
Unvested balance, December 31, 2012	660,001	$1.66
Granted	727,357	3.58
Forfeited	(5,000)	3.40
Vested	(405,420)	5.02
Unvested balance, December 31, 2013	976,938	2.96
Granted	1,016,902	12.48
Forfeited	(142,503)	12.57
Vested	(405,762)	10.88
Unvested balance, December 31, 2014	1,445,575	10.92
Granted	1,485,027	18.91
Forfeited	(18,220)	10.96
Vested	(634,623)	8.34
Unvested balance, December 31, 2015	2,277,759	$15.84

The fair value of restricted stock awarded totaled $10.9 million, $4.4 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of these awards was calculated using the value of GTT common stock on the grant date and is being amortized over the vesting periods in which the restrictions lapse. As of December 31, 2015, unamortized compensation cost related to unvested restricted stock was $12.6 million and the weighted average period over which this cost will be recognized is 2.5 years.

In 2014, the Company granted $7.8 million of restricted stock contingent upon the achievement of certain performance criteria (the 2014 Performance Awards).  The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date.  The Company started recognizing stock-based compensation expense for these grants once the achievement of the performance criteria was considered probable, which was in the third quarter of 2015.   The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably over the next two years. As of December 31, 2015, unamortized compensation cost related to the unvested 2014 Performance Awards was $6.2 million.

In 2015, the Company granted $17.2 million of restricted stock contingent upon the achievement of certain performance criteria (the 2015 Performance Awards).  The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date.  As the achievement of the performance criteria is not yet considered probable, the full $17.2 million remains unamortized as of December 31, 2015.

In conjunction with the acquisition of One Source, the Company issued $3.6 million, or 289,055 unregistered shares, of common stock to the selling shareholders of One Source subject to a continuing employment period of 18 months. The fair value of this issuance was calculated using the value of GTT common stock on the acquisition date less a discount for lack of marketability. The $3.6 million will be expensed over the 18 month service period. As of December 31, 2015, unamortized compensation expense was $3.2 million and will be recognized over the next 15 months.

NOTE 12 — DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code ("IRC") that covers substantially all U.S. based employees. The plan allows eligible employees to contribute from 1% to 100% of their pre-tax eligible earnings, subject to defined limits. The Company matches 50% of an employee's voluntary contributions per pay period up to $18,000 annual maximum. Employer's matching contributions under the Company's plan vest at a rate of 25% for each year of employment and are fully vested after four years of employment for all current and future contributions. During the years ended December 31, 2015, 2014 and 2013, the Company incurred 401(k) expense of $618,000, $239,000 and $179,000, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Office Space and Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro-rata portions of building operating expenses. The Company is currently headquartered in McLean, Virginia and has 10 offices throughout the United States, 5 offices in Europe and one office in Hong Kong.

The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $4.5 million, $2.1 million and $1.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

 Estimated annual commitments under non-cancelable operating and capital leases are as follows at December 31, 2015 (amounts in thousands):

	Office Space	Capital Leases(1)	Other(2)
2016	$3,234	$1,184	$2,566
2017	2,686	833	2,104
2018	1,939	334	578
2019	1,595	—	154
2020	943	—	—
2021 and beyond	165	—	—
	$10,562	$2,351	$5,402
(1)Includes imputed interest charges of $0.7 million.
(2)Other primarily consists of vendor contracts associated with network monitoring and maintenance services.

Network Supply Agreements

As of December 31, 2015, the Company had network supplier agreement purchase obligations of $163.4 million associated with the telecommunications services that the Company has contracted to purchase from suppliers. The Company’s network contracts are generally such that the terms and conditions in the supplier and client customer contracts are substantially the same in terms of duration. The back-to-back nature of the Company’s contracts means that its contractual obligations are generally mirrored by its customers' commitments to purchase the services associated with those obligations. The network supplier purchase obligations exclude contracts where the initial term has expired and are currently in month-to-month status.

Estimated annual commitments under supplier contractual agreements are as follows at December 31, 2015 (amounts in thousands):

Supplier Agreements

2016	$87,870
2017	48,453
2018	19,659
2019	3,738
2020	1,129
2021 and beyond	2,547
$163,396

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

“Take-or-Pay” Purchase Commitments

Some of the Company’s supplier purchase agreements call for the Company to make monthly payments to suppliers whether or not the Company is currently utilizing the underlying capacity in that particular month (commonly referred to in the industry as “take-or-pay” commitments). As of December 31, 2015 and 2014, the Company’s aggregate monthly obligations under such take-or-pay commitments over the remaining term of all of those contracts totaled $33.9 million and $2.2 million, respectively.

In 2015, in connection with the acquisition of MegaPath, the Company acquired a supplier purchase agreement subject to a three year minimum commitment. As of December 31, 2015, the remaining minimum commitment under that agreement was $33.9 million. The Company anticipates meeting this commitment in the normal course of business, as current spending with this supplier is well above the minimum commitment level and is expected to remain above the minimum commitment level for the remainder of the agreement.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

NOTE 14 — FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The Company’s financial data by geographic area is as follows (amounts in thousands):

	US	ITALY(1)	UK	OTHER	Total GTT
2015
Revenues by geographic area	$293,664	$46,565	$25,565	$3,456	$369,250
Long-lived assets at December 31	451,425	29,978	9,337	1,223	491,963
2014
Revenues by geographic area	118,966	56,547	27,092	4,738	207,343
Long-lived assets at December 31	126,762	38,172	9,840	1,723	176,497
2013
Revenues by geographic area	88,995	39,959	23,481	4,933	157,368
Long-lived assets at December 31	73,462	46,510	11,109	6	131,087
(1) Most of the revenue in the Company's Italian legal entity is from U.S. customers billed in U.S. Dollars. For the years ended December 31, 2015 and 2014, approximately 72% and 65% of the revenue in the Company's Italian legal entity was transacted in U.S. dollars, respectively.

NOTE 15 — SUBSEQUENT EVENT

On February 4, 2016, the Company acquired Telnes Broadband, an internet and managed services provider for $18 million, composed of approximately $15 million in cash and $3 million in the Company's common stock. Approximately $2 million of the cash consideration is held back for one year to cover undisclosed liabilities or other indemnification claims per the purchase agreement. The Company funded the cash consideration by drawing funds from its $50 million revolving line of credit facility.

NOTE 16 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables are unaudited consolidated quarterly results of operations for the years ended December 31, 2015 and 2014. The financial information presented should be read in conjunction with other information included in the Company's consolidated financial statements.

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:		(In thousands)
Telecommunications services	$62,353	$95,076	$96,996	$114,825

Operating expenses:
Cost of telecommunications services	37,697	51,461	53,363	61,937

Operating income (loss)	2,289	(5,464)	5,449	1,427

Net income (loss) (1)	$1,067	$(11,114)	$1,762	$27,589

Earnings (loss) per share:
Basic	$0.03	$(0.32)	$0.05	$0.77
Diluted	$0.03	$(0.32)	$0.05	$0.75

Weighted average shares:
Basic	33,935,481	34,835,154	34,981,104	36,060,212
Diluted	34,659,757	34,835,154	35,888,525	36,906,979
(1) Fourth quarter net income was driven by an income tax benefit of $34.1 million, which was primarily related to the release of the Company’s valuation allowance against U.S. deferred tax assets, based on management’s conclusion that it was more likely that not that the Company would be able to utilize its U.S. net operating loss carryforwards in the future. Refer to Note 9 for further details.

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue:		(In thousands)
Telecommunications services	$47,469	$48,054	$49,161	$62,659

Operating expenses:
Cost of telecommunications services	29,888	29,454	29,891	38,853

Operating income (loss)	2,369	2,432	(951)	(4,552)

Net (loss) income	$(9,666)	$976	$(6,636)	$(7,653)

(Loss) earnings per share:
Basic	$(0.41)	$0.04	$(0.23)	$(0.25)
Diluted	$(0.41)	$0.04	$(0.23)	$(0.25)

Weighted average shares:
Basic	23,444,384	25,635,607	28,449,319	30,370,087
Diluted	23,444,384	27,481,607	28,449,319	30,370,087

SCHEDULE II
GTT COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s allowance accounts for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Allowance for Doubtful Accounts Receivable
Year	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Other	Balance at End of Year
2013	$748	$1,551	$(1,572)	$(25)	$702
2014	$702	$835	$(767)	$108	$878
2015	$878	$3,210	$(3,180)	$107	$1,015

	Deferred Tax Asset Valuation
Year	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Other	Balance at End of Year
2013	$9,779	$2,647	$—	$7,379	$19,805
2014	$19,805	$3,112	$—	$839	$23,756
2015	$23,756	$—	$(23,450)	$(1)	$305