Form 10-Q
period 2016-03-31
GTT Communications, Inc.
filed 2016-05-05
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

As of May 5, 2016, 37,157,103 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except for share and per share data)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$10,177	$14,630
Accounts receivable, net of allowances of $1,987 and $1,015 respectively	69,264	60,446
Deferred costs	3,902	4,159
Prepaid expenses and other current assets	14,393	13,663
Total current assets	97,736	92,898
Property and equipment, net	40,072	38,823
Intangible assets, net	172,956	182,184
Other assets	11,607	11,593
Goodwill	286,715	270,956
Total assets	$609,086	$596,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,673	$22,725
Accrued expenses and other current liabilities	40,700	43,115
Acquisition earn-outs and holdbacks	13,643	12,842
Current portion of capital lease obligations	983	1,392
Current portion of long-term debt	4,000	4,000
Deferred revenue	14,403	15,469
Total current liabilities	95,402	99,543
Capital lease obligations, net of current portion	590	961
Long-term debt, net of current portion	396,011	382,243
Deferred revenue, less current portion	2,290	2,292
Other long-term liabilities	835	929
Total liabilities	495,128	485,968
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 37,152,201 and 36,533,634 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	185,549	182,797
Accumulated deficit	(69,003)	(69,901)
Accumulated other comprehensive loss	(2,591)	(2,413)
Total stockholders' equity	113,958	110,486
Total liabilities and stockholders' equity	$609,086	$596,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue:
Telecommunications services	$124,437	$62,353

Operating expenses:
Cost of telecommunications services	66,197	37,697
Selling, general and administrative expense	32,194	14,869
Severance, restructuring and other exit costs	1,495	—
Depreciation and amortization	15,598	7,498

Total operating expenses	115,484	60,064

Operating income	8,953	2,289

Other expense:
Interest expense, net	(7,370)	(1,581)
Other expense, net	(280)	(48)

Total other expense	(7,650)	(1,629)

Income before income taxes	1,303	660

Provision for (benefit from) income taxes	405	(407)

Net income	$898	$1,067

Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average shares:
Basic	36,854,219	33,935,481
Diluted	37,455,379	34,659,757

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net income	$898	$1,067

Other comprehensive loss:
Foreign currency translation adjustment	(178)	(1,460)
Comprehensive income (loss)	$720	$(393)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2015	36,533,634	$3	$182,797	$(69,901)	$(2,413)	$110,486

Share-based compensation for options issued	—	—	427	—	—	427

Share-based compensation for restricted stock issued	457,486	—	1,126	—	—	1,126

Tax withholding related to the vesting of restricted stock units	(61,816)	—	(536)	—	—	(536)

Stock issued in connection with acquisition	178,202	—	1,572	—	—	1,572

Stock options exercised	44,695	—	163	—	—	163

Net income	—	—	—	898	—	898

Foreign currency translation	—	—	—	—	(178)	(178)

Balance, March 31, 2016	37,152,201	$3	$185,549	$(69,003)	$(2,591)	$113,958

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$898	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,598	7,498
Share-based compensation	1,553	1,359
Debt discount amortization	323	—
Amortization of debt issuance costs	445	165

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,776)	(738)
Deferred costs	185	(1,167)
Prepaid expenses and other current assets	(719)	415
Other assets	65	(698)
Accounts payable	(525)	3,269
Accrued expenses and other current liabilities	(2,611)	(5,248)
Deferred revenue and other liabilities	(1,185)	(54)

Net cash provided by operating activities	6,251	5,868

Cash flows from investing activities:
Acquisition of business	(13,751)	—
Purchases of property and equipment	(7,517)	(3,433)

Net cash used in investing activities	(21,268)	(3,433)

Cash flows from financing activities:
Proceeds from revolving line of credit	14,000	—
Repayment of term loan	(1,000)	(1,376)
Payment of holdback	(999)	—
Repayment of capital leases	(184)	—
Tax withholding related to the vesting of restricted stock units	(536)	(529)
Exercise of stock options	163	193

Net cash provided by (used in) financing activities	11,444	(1,712)

Effect of exchange rate changes on cash	(880)	2,108

Net (decrease) increase in cash and cash equivalents	(4,453)	2,831

Cash and cash equivalents at beginning of period	14,630	49,256

Cash and cash equivalents at end of period	$10,177	$52,087

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,604	$498
Cash paid for taxes, net of refunds	$209	$(41)

Supplemental disclosure of non-cash investing and financing activities:
Fair value of current assets acquired	$889	$—
Fair value of non-current assets acquired	$1,012	$—
Fair value of current liabilities assumed	$640	$—
Stock issued in connection with acquisition	$1,572	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. (“GTT” or the "Company") is a provider of cloud networking services. The Company offers multinational clients a broad portfolio of global communications services including: EtherCloud® wide area network services; Internet services; managed network and security services; and voice and unified communication services.

GTT's global Tier 1 IP network delivers connectivity to clients around the world. The Company provides services to leading multinational enterprises, carriers and government customers. GTT strives to differentiate itself from its competition by delivering service to its clients with simplicity, speed and agility.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 9, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year 2016 or for any other interim period. The December 31, 2015 consolidated balance sheet is condensed from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Segment Reporting

The Company reports operating results and financial data in one operating and reporting segment. The chief operating decision maker manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services are discussed for purposes of promoting an understanding of the Company's complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Revenue Recognition

The Company delivers four primary services to its customers — flexible Ethernet-based connectivity service (EtherCloud); high bandwidth internet connectivity services (Internet Services); managed network services and security (Managed Services); and global communication and collaboration services (Voice and UC Services). Certain of its revenue activities have features that may be considered multiple elements, specifically when the Company sells its subscription services in addition to customer premise equipment ("CPE"). The Company believes that there is sufficient evidence to determine each element’s fair value and as a result, in those arrangements where there are multiple elements, the subscription revenue is recorded ratably over the term of the agreement and the equipment is accounted for as a sale, at the time of sale.

The Company's services are provided under contracts that typically include an installation charge along with payments of recurring charges on a monthly basis for use of the services over a committed term. Its contracts with customers specify the terms and conditions for providing such services, including installation date, recurring and non-recurring fees, payment terms, and contract length. These contracts call for the Company to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide the Company with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by the Company and its suppliers to deliver the services.

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

Non-recurring Revenue. Non-recurring revenue consists of charges for installation in connection with the delivery of recurring communications services, late payments, cancellation fees, early termination fees, and equipment sales. Fees billed for installation services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Fees charged for late payments, cancellation (pre-installation) or early termination (post-installation) are typically fixed or determinable per the terms of the respective contract, and are recognized as revenue when billed if collectability is reasonably assured. In addition, from time to time the Company sells communications and/or networking equipment to its customers in connection with its data networking services. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin) and when collectability is reasonably assured.

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

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to the Company's customers, and expenses for connection to other carriers. The cost of the Company's core network is usually renewed on an annual basis. Connectivity from the Company's core network to a customer premise is typically contracted using matching terms to the customer. Cost of telecommunications services also includes co-location charges, usage-based access charges and professional services fees incurred pursuant to a customer's service contract.

Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment awards based on the grant date fair value.
The fair value of stock options is determined on the date of grant using the Black-Scholes option-pricing model. The expense is recognized on a straight-line basis over the requisite service period. Share-based compensation expense also includes grants for performance awards. The Company began recognizing share-based compensation expense for these grants when the achievement of the performance criteria was considered probable, which occurred in the third quarter of 2015.

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future results attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company's assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

The Company's income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzes various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes and its ability to use tax credits and net operating loss carryforwards.

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

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes certain charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Earnings Per Share

Basic earnings per share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of earnings per share (in thousands, except for share and per share amounts):

	Three months ended March 31,
	2016	2015
Numerator for basic and diluted EPS – earnings available to common stockholders	$898	$1,067
Denominator for basic EPS – weighted average shares	36,854,219	33,935,481
Effect of dilutive securities	601,160	724,276
Denominator for diluted EPS – weighted average shares	37,455,379	34,659,757

Earnings per share: basic	$0.02	$0.03
Earnings per share: diluted	$0.02	$0.03

The anti-dilutive common share items that were excluded in the computation of earnings per share were approximately 254,000 shares for the three months ended March 31, 2016. There were no anti-dilutive common shares for the three months ended March 31, 2015.

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

The Company, pursuant to its standard service contracts, is entitled to impose a monthly finance charge with respect to amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment date set forth in the applicable service contract.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history, current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Specific reserves are also established on a case-by-case basis by management. Actual bad debts, when determined, reduce the allowance. The Company periodically evaluates the collectability of accounts receivable and writes off accounts after a determination is made that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts.

Deferred Costs

Installation costs related to provisioning of recurring communications services that the Company incurs from independent third party suppliers, directly attributable and necessary to fulfill a particular service contract, and which would not have been incurred but for the occurrence of that service contract, are recorded as deferred costs and expensed ratably over the contractual term of service in the same manner as the deferred revenue arising from that contract. Based on historical experience, the Company believes the initial contractual term is the best estimate for the period of earnings. If any installation costs exceed the amount of corresponding deferred revenue, the excess cost is recognized in the current period.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation, computed using the straight-line method. Depreciation on these assets is computed over the estimated useful lives of the assets. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Network Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell or dispose.

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

Goodwill and Intangible Assets

The Company assesses goodwill for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. On October 1, 2015, the Company performed its annual impairment test of goodwill by comparing its fair value (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the three months ended March 31, 2016 and 2015 the Company did not record any goodwill impairment.

Intangible assets consist of customer relationships, restrictive covenants related to employment agreements, license fees, intellectual property and trade names. Customer relationships, restrictive covenants related to employment agreements and trade names are amortized, on a straight-line basis, over periods of up to seven years. FCC Licenses are accounted for as definite lived intangibles and amortized over the average remaining useful life of such licenses which approximates three years. Intellectual property consisting of know-how related to the SIP trunking platform is amortized over the estimated useful life of ten years. One of the Company's trade names is not amortized, but is tested on at least an annual basis as of October 1 unless interim indicators of impairment exist. The trade name is considered to be impaired when the net book value exceeds its estimated fair value. As of October 1, 2015, the Company performed its annual impairment test of the trade name, and concluded that the fair value of the trade name was greater than the carrying amount. The Company used the relief from royalty method for valuation.

 At the end of the first quarter of 2016, the Company evaluated whether any triggering events had occurred that may require further testing. After assessing the totality of events and circumstances, the Company has determined that there were no indicators that the fair value of goodwill was below its carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

Business Combinations

The Company includes the results of operations of the businesses that it acquires commencing on the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, and the length of time the service has been active.

Disputed Supplier Expenses

It is common in the telecommunications industry for customers and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. Management estimates a liability for the amounts the Company believes are valid and that the Company owes to a supplier. This liability is reconciled with actual results as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires. As of March 31, 2016, the Company had open disputes, not accrued for, of $7.5 million. As of December 31, 2015, the Company had open disputes, not accrued for, of $6.9 million.

Acquisition Earn-outs and Holdbacks

Acquisition earn-outs and holdbacks represent either contingent consideration subject to re-measurement to fair value, or fixed deferred consideration due to be paid out typically on the one-year anniversary of an acquisition's closing.  Contingent consideration is remeasured to fair value at each reporting period. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense.

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

Fair Value Measurements

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following hierarchy:

Level 1:    Quoted prices for identical assets or liabilities in active markets that can be assessed at the measurement date.

Level 2:
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

The guidance requires the use of observable market data if such data is available without undue cost and effort.

As of March 31, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other liabilities approximated fair value due to the short-term nature of these instruments.

The carrying value of the Company's long-term debt, net of unamortized debt issuance costs and unamortized original issuance discount was $400.0 million and $386.2 million, as of March 31, 2016 and December 31, 2015, respectively. Based on trading activity of the Company's specific debt, the fair value of the Company's long-term debt as of March 31, 2016 and December 31, 2015 was estimated to be the same as its carrying value. The Company's fair value estimates of the long-term debt were based on level 2 inputs; quoted prices for similar instruments in active markets.

The fair value of the earn-out was $0.5 million as of March 31, 2016, which was estimated to be the same as its carrying value, based on level 3 inputs. The earn-out is expected to be settled in the second quarter of Fiscal 2016.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of March 31, 2016 and December 31, 2015 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the three months ended March 31, 2016 and 2015.

Related Party Transactions

From time to time and in the ordinary course of business, the Company engages in contracts with various vendors for certain networking services and equipment, to support the Company's broad range of communication services it provides to its clients. Several members of the Company's Board of Directors have relationships with these vendors that meet the definition of a related party transaction, as described in the Securities and Exchange Commission ("SEC"), Item 404 of Regulation S-K. The majority of these contracts were in place before the Board member joined the Company's Board of Directors, or the contracts were assumed as part of a recent business acquisition. The related party relationships and the contractual obligations paid and received by the Company for the three months ended March 31, 2016 have not materially changed from Fiscal 2015, as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Code of Business Conduct and Ethics, Conflict of Interest Policy.

Newly Adopted Accounting Principles

For information regarding newly adopted accounting principles, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 2 to our consolidated financial statements contained therein. The Company has not adopted any new accounting principles for the first quarter of 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) , which was issued as part of the FASB’s simplification initiative and cover such areas as (i) the recognition of excess tax benefits and deficiencies and the classification of those excess tax benefits on the statement of cash flows, (ii) an accounting policy election for forfeitures to be estimated or account for when incurred, (iii) the amount an employer can withhold to cover income taxes and still qualify for equity classification; and (iv) the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is still evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB during fiscal 2015 and through the period ended March 31, 2016 are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

Reclassification of Certain Item on Prior Year Presentation

The Company reclassified the amortization of debt issuance costs on the consolidated statement of cash flows for the three months ended March 31, 2015 to match the presentation for the three months ended March 31, 2016. Amortization of debt issuance costs of $0.2 million were previously presented as part of changes in other assets, and are now presented as amortization of debt issuance costs. The reclassification had no impact on total revenues, total operating expenses or net income (loss) for any year presented.

NOTE 2 — BUSINESS ACQUISITIONS

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

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the respective assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition. The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change during the measurement period, which is 12 months from the date of acquisition.

On February 4, 2016, the Company completed the acquisition of Telnes Broadband ("Telnes"), an internet and managed services provider. The Company paid $18.2 million, composed of approximately $15.5 million in cash and $2.7 million in the Company's common stock, valued at the variable weighted average market price per share. Approximately $1.8 million of the cash consideration is deferred for one year to cover undisclosed liabilities or other indemnification claims per the purchase agreement. For the purpose of purchase price allocation, the Company's common stock was valued at $1.6 million due to the lack of marketability. Therefore the purchase consideration for accounting purposes was valued at $17.1 million.

For material acquisitions completed during fiscal 2015, 2014, and 2013, please refer to the Note 3 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Acquisition Related Costs

Acquisition related costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. There are two types of costs that the Company accounts for:

•Severance, restructuring and other exit costs
•Transaction and integration costs

Severance, restructuring and other exit costs are costs the Company incurs related to non-recurring benefits the Company pays to severed employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the consolidated statements of operations during the three months ended March 31, 2016 and 2015. Refer to Note 8 of these Condensed Consolidated Financial Statements for further information on severance, restructuring and other exit costs.

Transaction and integration costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions, travel expense, and other non-recurring direct expenses incurred that are associated with such acquisitions. Transaction and integration costs are expensed as incurred, included in selling, general and administrative expenses, and may be incurred up to six months after the closing date of acquisition in support of the integration. The Company incurred transaction and integration costs of $1.3 million during the three months ended March 31, 2016.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company's acquisition of MegaPath (closed on April 1, 2015) and One Source (closed on October 22, 2015) as if the acquisitions occurred on January 1, 2015. The pro forma net income (loss) for the year ended December 31, 2015 and three months ended March 31, 2016 includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during fiscal 2015 and first quarter of 2016 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2015.

	Three months ended March 31,
	2016	2015
(Amounts in thousands, except per share and share data)
Revenue	$124,437	$112,088
Net income (loss)	$898	$(2,929)

Earnings (loss) per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Basic	36,854,219	35,021,325
Diluted	37,455,379	35,021,325

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

At the end of the first quarter of 2016, the Company evaluated whether any triggering events had occurred that may require further testing. After assessing the totality of events and circumstances, the Company has determined that there were no indicators that the fair value is below its carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

The goodwill balance was $286.7 million and $271.0 million as of March 31, 2016 and December 31, 2015, respectively. Additionally, the Company's intangible asset balance was $173.0 million and $182.2 million as of March 31, 2016 and December 31, 2015, respectively. The additions to both goodwill and intangible assets during the three months ended March 31, 2016 relate to the acquisition of Telnes and finalized fair value of estimates associated with the acquisition of Megapath (see Note 2 - Business Acquisitions).

The changes in the carrying amount of goodwill for the period ended December 31, 2015 and March 31, 2016 are as follows (amounts in thousands):

Balance, December 31, 2015	$270,956
Adjustments to prior year's business combination(1)	(101)
Goodwill associated with acquisition	15,860
Balance, March 31, 2016	$286,715
(1)Finalization of fair value for certain capital lease and other assets.

The following table summarizes the Company’s intangible assets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

			March 31, 2016			December 31, 2015
	Amortization Period		Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years		$215,802	$62,500	$153,302	$215,802	$54,041	$161,761
Non-compete agreements	3-5 years		4,331	4,324	7	4,331	4,305	26
Point-to-point FCC license fees	3 years	1,695	1,695	843	852	1,695	701	994
Intellectual property	10 years	17,379	17,379	771	16,608	17,379	336	17,043
Trade name	3 years	2,079	2,080	693	1,387	2,079	519	1,560
Trade name (indefinite-lived)	N/A		800	—	800	800	—	800
			$242,087	$69,131	$172,956	$242,086	$59,902	$182,184

Amortization expense was $9.2 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2016 in each of the years subsequent to March 31, 2016 is as follows (amounts in thousands):

2016 remaining	$27,247
2017	34,669
2018	28,392
2019	23,735
2020	20,834
2021 and beyond	37,279
Total	$172,156

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and benefits	$5,103	$9,465
Accrued supplier costs	22,482	21,637
Accrued restructuring	6,714	6,833
Accrued other	6,401	5,180
	$40,700	$43,115

NOTE 5     — DEBT

As of March 31, 2016 and December 31, 2015, long-term debt was as follows (amounts in thousands):

	March 31, 2016	December 31, 2015

Term loan	$399,000	$400,000
Revolving line of credit	19,000	5,000
Delayed draw term loan	—	—
Total debt obligations	418,000	405,000
Unamortized debt issuance costs	(10,493)	(10,938)
Unamortized original issuance discount	(7,496)	(7,819)
Carrying value of debt	400,011	386,243
Less current portion	(4,000)	(4,000)
Long-term debt less current portion	$396,011	$382,243

October 2015 Credit Agreement

On October 22, 2015, the Company entered into a credit agreement (the “October 2015 Credit Agreement”) that provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $75.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests, provided, however, that incremental revolving loan commitments may not exceed $25.0 million.

The term loan facility was issued at a discount of $8 million. Approximately $0.4 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s real estate lease obligations. As of March 31, 2016 the Company had drawn $19 million under the revolving line of credit and had $30.6 million of borrowing capacity available. The Company used the proceeds from the October 2015 Credit Agreement to acquire One Source Networks Inc. on October 22, 2015 and Telnes on February 4, 2016, as well as to refinance existing debt. Details of prior year acquisitions and debt are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving line of credit is October 22, 2020. The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at December 31, 2015 (amounts in thousands):

Total Debt
2016 remaining	$3,000
2017	4,000
2018	4,000
2019	4,000
2020	23,000
2021	4,000
2022	376,000
Total	$418,000

The Company may prepay loans under the October 2015 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs.

The applicable rate for term loans is LIBOR plus 5.25% subject to a LIBOR floor of 1.00%. The applicable rate for revolving loans is LIBOR plus 4.75% with no floor. The effective interest rate on outstanding debt at March 31, 2016 and December 31, 2015 was 6.27% and 6.24%, respectively.

Debt covenants

The October 2015 Credit Agreement contains customary financial and operating covenants, including among others a consolidated net secured leverage ratio and covenants restricting the incurrence of debt, imposition of liens, the payment of dividends and entering into affiliate transactions. The October 2015 Credit Agreement also contains customary events of default, including nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the October 2015 Credit Agreement, the entire outstanding balance may become immediately due and payable.

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

The Company was in compliance with all financial covenants under the October 2015 Credit Agreement as of March 31, 2016.

Guarantees

The Company's obligations under the October 2015 Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of its tangible and intangible assets.

NOTE 6 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of March 31, 2016; the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011, and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 7,747,572 have been issued and are outstanding as of March 31, 2016.

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

Restricted stock granted under the GTT Stock Plan is valued at the closing stock price on the day of grant. Restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

Performance awards are restricted shares granted under the GTT Stock plan subject to the achievement of certain performance measures. Once achievement of these performance measures is considered probable, the Company starts to expense the fair value of the grant over the requisite service period. The performance award is valued at the closing stock price on the day of grant. The performance grant will vest annually or quarterly over the requisite service period once achievement of the performance measure has been met and approved by the Compensation Committee.

The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to authorize a different vesting schedule for any awards.

The following tables summarize the share-based compensation expense recognized as a selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$427	$344
Restricted stock (including performance awards)[1]	1,126	1,015
Total	$1,553	$1,359
1Compensation expense includes $.3 million related to the shares issued to the OSN shareholders for continued employment, as discussed in more detail below.

As of March 31, 2016, there was $31.0 million of total unrecognized compensation cost related to unvested share-based compensation agreements. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	March 31, 2016
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Yrs)
Stock options	$4,911	2.0
Restricted stock (including performance awards)	26,055	2.4
Total	$30,966	2.3

The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The fair value of the restricted stock awards was calculated using the value of GTT common stock on the grant date and is being amortized over the vesting periods in which the restrictions lapse. The following table summarizes the stock options and restricted stock granted during the three months ended March 31, 2016 (amounts in thousands, except shares data):

	Three Months Ended March 31,
	2016	2015
Stock options granted	144,958	84,000
Fair value of stock options granted	$851	$630

Restricted stock granted (including performance awards)	475,534	109,000
Fair value of restricted stock granted	$6,369	$1,355

Performance Awards

In 2014, the Company granted $7.8 million of restricted stock contingent upon the achievement of certain performance criteria (the 2014 Performance Awards).  The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date.  The Company started recognizing stock-based compensation expense for these grants once the achievement of the performance criteria was considered probable, which was in the third quarter of 2015.   The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably over the next two years. As of March 31, 2016, unamortized compensation cost related to the unvested 2014 Performance Awards was $5.7 million.

In 2015, the Company granted $17.2 million of restricted stock contingent upon the achievement of certain performance criteria (the 2015 Performance Awards).  The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date.  As the achievement of the performance criteria is not yet considered probable, the full $17.2 million remains unamortized as of March 31, 2016.

In conjunction with the acquisition of One Source, the Company issued $3.6 million, or 289,055 unregistered shares, of common stock to the selling shareholders of One Source subject to a continuing employment period of 18 months. The fair value of this issuance was calculated using the value of GTT common stock on the acquisition date less a discount for lack of marketability. The $3.6 million will be expensed over the 18 month service period. As of March 31, 2016, unamortized compensation expense was $2.6 million and will be recognized over the next 12 months.

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our quarterly tax provision and our estimate of our annual effective tax rate are subject to volatility due to several factors, including our ability to accurately project our income (loss) before provision for income taxes in multiple jurisdictions including the effects of acquisitions and integrations.
For the three months ended March 31, 2016, the Company earned income before taxes of $1.3 million and incurred tax expense of $0.4 million, which resulted in an effective tax rate of 30.0%, as compared to an effective tax rate of (61.7)% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 differs from the statutory U.S. federal income tax rate of 35.0% primarily due to foreign tax rate differences and a discrete benefit related to foreign provision-to-return adjustments. The effective tax rate for the three months ended March 31, 2015 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of U.S. losses that did not produce a tax benefit and a discrete benefit related to foreign provision-to-return adjustments. The change in the current quarter effective tax rate compared to prior years was primarily due to change in the amount of income before income taxes in the U.S. and foreign countries.

Realization of deferred tax assets in any jurisdictions depends on various factors, including the expectation of generating sufficient taxable income in that jurisdiction. Although realization is not assured, management believes it is more-likely-than-not that the results of operations will generate sufficient taxable income to support the realization of existing deferred tax assets in the U.S. The Company maintains a valuation allowance against certain foreign deferred tax assets.

NOTE 8 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

Telnes

The Company incurred $1.5 million in exit costs associated with the acquisition of Telnes, which includes employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transaction. The Company did not make any payments during the three months ended March 31, 2016. The exit costs recorded are summarized as follows for the three months ended March 31, 2016 (amounts in thousands):

	Charges	Cash Payments	Balance, March 31, 2016
Employment costs	$870	$—	$870
Lease and contract network termination charges	625	—	625
Other exit costs	—	—	—
Total	$1,495	$—	$1,495

One Source

During the fourth quarter of 2015, the Company incurred $4.9 million in exit costs associated with the acquisition of One Source, which includes employee severance costs, termination costs associated with facility leases and network agreements, and other related exit costs since the close of the transaction. Approximately $0.9 million was paid during the three months ended March 31, 2016. The exit costs recorded and paid are summarized as follows for the three months ended March 31, 2016 (amounts in thousands):

	Charges	Cash Payments	Balance, March 31, 2016
Employment costs	$2,903	$1,978	$925
Lease and contract network termination charges	1,910	241	1,669
Other exit costs	124	7	117
Total	$4,937	$2,226	$2,711

Other exit costs include costs directly related to the exit activities associated with the acquisition of One Source. Transaction and integration costs are recorded as a component of selling, general and administrative expense.

MegaPath

During the second quarter of fiscal 2015, the Company incurred $7.7 million in exit costs associated with the acquisition of MegaPath including employee severance costs and termination costs associated with facility leases and network agreements and other related exit costs since the close of the transaction. Approximately $0.6 million was paid during the three months ended March 31, 2016. The exit costs recorded and paid are summarized as follows for the period ended March 31, 2016 (amounts in thousands):

	Charges	Cash Payments	Balance, March 31, 2016
Employee termination benefits	$4,132	$4,132	$—
Lease and contract network termination charges	2,886	845	2,041
Other exit costs	729	262	467
Total	$7,747	$5,239	$2,508

Other exit costs include third party costs directly related to the exit activities associated with the acquisition of MegaPath. Transaction and integration costs are recorded as a component of selling, general and administrative expense.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The annual commitments, contractual obligations, and non-cancelable leases as of March 31, 2016 have not materially changed from the year ended December 31, 2015. For details on the Company's commitments and obligations, please refer to Note 13 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of March 31, 2016, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

NOTE 10 — SUBSEQUENT EVENTS

On May 3, 2016 the Company entered into an amendment to the October 2015 Credit Agreement to issue a $30 million add-on term loan, with the same terms and conditions as the existing term loan issued under the October 2015 Credit Agreement. The Company used the proceeds of the add-on term loan to pay down the drawn balance under its revolving line of credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report, as well as the consolidated financial statements and Management's Discussion and Analysis ("MD&A") of our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we refer to as our Annual Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. The following overview provides a summary of the sections included in our MD&A.

•	Executive Summary - a general description of our business and key highlights of the three months ended March 31, 2016.

•	Recent Developments Affecting Our Results - a discussion of recent developments that may impact our business in the future.

•	Critical Accounting Policies and Estimates - a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations - an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

Executive Summary

GTT Communications, Inc. is a provider of cloud networking services. We offer multinational clients a broad portfolio of global communications services including: EtherCloud® wide area network services; Internet services; managed network and security services; and voice and unified communication services.

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprises, carriers and government customers in over 100 countries. We strive to differentiate ourselves from our competition by delivering service to our clients with simplicity, speed and agility.

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

Our total revenue is comprised of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue, and burst revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended March 31, 2016, MRR was approximately 91% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation charges to customers; and one-time termination charges for customers who cancel their services prior to the contract termination date. Burst revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in its contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any network supplier contracts which involve financial or derivative instruments. The network supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of March 31, 2016, we had 583 full-time equivalent employees. For the three months ended March 31, 2016, the total employee cash compensation and benefits represented approximately 14% of total revenue.

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is defined by us as income/(loss) before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude severance, restructuring and other exit costs, acquisition-related transaction and integration costs, losses on extinguishment of debt, share-based compensation, and from time to time, other non-cash or non-recurring items.

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

The following is a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow from Net Income:

	Three months ended March 31,
(Amounts in thousands, except share and per share data)	2016	2015

Adjusted EBITDA
Net income	$898	$1,067
Income tax expense (benefit)	405	(407)
Interest and other, net	7,650	1,629
Depreciation and amortization	15,598	7,498
Severance, restructuring and other exit costs	1,495	—
Integration costs	1,260	—
Share-based compensation	1,553	1,359
Adjusted EBITDA	28,859	11,146
Purchases of property and equipment	(7,517)	(3,433)
Unlevered Free Cash Flow	$21,342	$7,713

Recent Developments Affecting Our Results

On February 4, 2016, we acquired Telnes Broadband ("Telnes"), an internet and managed services provider. We paid $18.2 million, composed of approximately $15.5 million in cash and $2.7 million in our common stock, valued at the variable weighted average market price per share. Approximately $1.8 million of the cash consideration is deferred for one year to cover undisclosed liabilities or other indemnification claims per the purchase agreement. For the purpose of purchase price allocation, our common stock was valued at $1.6 million due to the lack of marketability. Therefore the purchase consideration for accounting purposes was valued at $17.1 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 1 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015	$ Variance	% Variance

Revenue:
Telecommunications services	$124,437	$62,353	$62,084	99.6%

Operating expenses:
Cost of telecommunications services	66,197	37,697	28,500	75.6%
Selling, general and administrative expense	32,194	14,869	17,325	116.5%
Severance, restructuring and other exit costs	1,495	—	1,495	*
Depreciation and amortization	15,598	7,498	8,100	108.0%

Total operating expenses	115,484	60,064	55,420	92.3%

Operating income	8,953	2,289	6,664	291.1%

Other expense:
Interest expense, net	(7,370)	(1,581)	(5,789)	366.2%
Other expense, net	(280)	(48)	(232)	483.3%

Total other expense	(7,650)	(1,629)	(6,021)	369.6%

Income before income taxes	1,303	660	643	97.4%

Provision for (benefit from) income taxes	405	(407)	812	(199.5)%

Net income	$898	$1,067	$(169)	(15.8)%
* - Not meaningful

Revenue
Our revenue increased by $62.1 million, or 99.6%, from $62.4 million for the three months ended March 31, 2015 to $124.4 million for the three months ended March 31, 2016. The increase was primarily due to the acquisitions of MegaPath on April 1, 2015 and One Source on October 22,2015.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2015 revenue would have been higher by $0.6 million for the three months ended March 31, 2016.

Cost of Telecommunications Services Provided
Cost of telecommunication services provided increased by $28.5 million, or 75.6%, from $37.7 million for the three months ended March 31, 2015 to $66.2 million for the three months ended March 31, 2016. Consistent with our increase in revenue, the increase in cost of telecommunication services provided was principally driven by the acquisitions of MegaPath and One Source.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2015, cost of telecommunication services provided would have been higher by $0.2 million for the three months ended March 31, 2016.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $17.3 million to $32.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was due primarily to the MegaPath and One Source acquisitions. In addition, $1.3 million of transaction and integration costs were incurred during the three months ended March 31, 2016. There were no transaction and integration costs for the three months ended March 31, 2015.

Severance, Restructuring and Other Exit Costs. Restructuring cost was $1.5 million for the three months ended March 31, 2016. The $1.5 million is comprised of severance and lease and network termination expenses associated with the acquisition of Telnes. No charges were incurred for the three months ended March 31, 2015.

Depreciation and Amortization. Amortization of intangible assets increased $4.8 million or 109.1%, from $4.4 million to $9.2 million for the three months ended March 31, 2016, due to the additional definite-lived intangible assets recorded in the MegaPath and One Source acquisitions. Similarly, depreciation expense increased $3.3 million, or 106.5%, from $3.1 million to $6.4 million for the three months ended March 31, 2016, primarily due to the property and equipment acquired in the respective acquisitions.

Other Expense. Other expense increased by $6.0 million to $7.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This is primarily attributed to the higher debt levels driven by the acquisitions in 2015.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2015, operating expenses would have been higher by $0.1 million for the three months ended March 31, 2016. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

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

Management monitors cash flow and liquidity requirements on a regular basis, including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses, capital expenditures and the anticipated growth of revenue. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make reductions in expenditures.

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of March 31, 2016, we had approximately $10.2 million in cash and cash equivalents, and our current assets were $2.3 million greater than current liabilities. Our current liabilities include $13.6 million of earn-outs and holdback obligations all payable in 2016 and $6.7 million of accrued severance and exit costs with a substantial portion of this obligation expected to be paid in 2016. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months, including the scheduled principal repayments of the October 2015 Credit Agreement and the associated interest cost. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

During the three months ended March 31, 2016 and 2015, we made cash payments for interest totaling $6.6 million and $0.5 million, respectively. The increase in interest payments was a result of the October 2015 Credit Agreement as discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table summarizes the net cash activities for the three months ended March 31, 2016 and 2015 (amounts in thousands):

Consolidated Statements of Cash Flows Data	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$6,251	$5,868
Net cash used in investing activities	(21,268)	(3,433)
Net cash provided by (used in) financing activities	11,444	(1,712)

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $6.3 million, and $5.9 million, respectively. Our largest source of cash provided by operating activities is generated by monthly recurring revenue. Our primary uses of cash are payments to network supplier vendors, restructuring, and transaction costs related to acquisitions. In addition, uses of cash from operating activities include payments to vendors, general corporate expenditures, and compensation related costs. Cash provided by operating activities during the three months ended March 31, 2016 included $6.6 million in interest; $1.3 million in transaction and integration costs relating to the acquisitions of One Source Networks and Telnes Broadband, and an overall working capital use of approximately $12.6 million. Cash used by operating activities during the three months ended March 31, 2015 included $0.5 million in interest, and an overall working capital use of $4.2 million.

Cash Used in Investing Activities

Cash used in investing activities was $21.3 million for the three months ended March 31, 2016, consisting primarily of $13.8 million of cash used in the Telnes Broadband acquisition on February 4, 2016 and $7.5 million of cash used for capital expenditures. Cash used in investing activities was approximately $3.4 million for the three months ended March 31, 2015, primarily for the purchase of network equipment.

We anticipate to continue to incur capital expenditures in the range of 4% - 5% of revenue during the remainder of 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities was $11.4 million for the three months ended March 31, 2016, consisting primarily of the net proceeds from the revolving line of credit used to fund the acquisition of Telnes Broadband. Net cash used in financing activities for the three months ended March 31, 2015 was $1.7 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of March 31, 2016, the estimated annual commitments for contractual agreements and non-cancelable operating and capital leases have not materially changed from the year ended December 31, 2015, as disclosed in the Company's Annual Report on Form 10-K. Other than these contractual obligations and commitments, we do not have any off -balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operaions, liquidity, capital expenditures or capital resources.

Subsequent Event

On May 3, 2016, we entered into an amendment to the October 2015 Credit Agreement to issue a $30 million add-on term loan, with the same terms and conditions as the existing term loan issued under the October 2015 Credit Agreement. We used the proceeds of the add-on term loan to pay down the drawn balance under our revolving line of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving line of credit facility. As of March 31, 2016, we had $399.0 million and $19.0 million in term debt and drawn revolving line of credit, respectively. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates, specifically LIBOR.

For purposes of the following hypothetical calculations, we have used the October 2015 Credit Agreement, which carries an interest rate equal to LIBOR plus 5.25%, with a LIBOR floor of 1.0%. Current LIBOR rates are below 1.0%, which means there would not be any impact to our income or cash flows from an increase in LIBOR until LIBOR exceeds 1.0%.  Based on current rates, a hypothetical 100 basis point increase in LIBOR would increase annual interest expense by approximately $4.4 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense by approximately $14.6 million, which would decrease our income and cash flows by the same amount.

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

Approximately 14.0% of our revenues for the three months ended March 31, 2016 are billed by non-US entities that must record the revenue in the local currency (either British Pounds Sterling or Euros) and then translate the balances to the reporting currency, or U.S. Dollars. This foreign currency translation impact is partially offset by the fact that approximately 10.4% and 11.8% of our cost of telecommunication services provided and selling, general and administrative expenses, respectively, for the three months ended March 31, 2016 are also billed to non-US legal entities that must record these items in local currency (in British Pounds Sterling or Euros) as well.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2016, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 9, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	GTT Communications, Inc. 2016 Employee Stock Purchase Plan (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 30, 2016, and incorporated herein by reference).

101*
 The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (loss); (iv) Condensed Consolidated Statement of Stockholder's Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	May 5, 2016		(Principal Accounting Officer)