Form 10-Q
period 2016-06-30
GTT Communications, Inc.
filed 2016-08-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

As of August 8, 2016, 37,072,931 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except for share and per share data)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$15,373	$14,630
Accounts receivable, net of allowances of $3,413 and $1,015 respectively	69,093	60,446
Deferred costs	3,531	4,159
Prepaid expenses and other current assets	14,872	13,663
Total current assets	102,869	92,898
Property and equipment, net	39,058	38,823
Intangible assets, net	187,925	182,184
Other assets	11,062	11,593
Goodwill	279,471	270,956
Total assets	$620,385	$596,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,790	$22,725
Accrued expenses and other current liabilities	42,002	43,115
Acquisition earn-outs and holdbacks	11,830	12,842
Current portion of capital lease obligations	1,015	1,392
Current portion of long-term debt	4,300	4,000
Deferred revenue	14,786	15,469
Total current liabilities	84,723	99,543
Capital lease obligations, net of current portion	204	961
Long-term debt, net of current portion	412,637	382,243
Deferred revenue, less current portion	2,330	2,292
Other long-term liabilities	4,293	929
Total liabilities	504,187	485,968
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 37,037,077 and 36,533,634 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	189,433	182,797
Accumulated deficit	(68,914)	(69,901)
Accumulated other comprehensive loss	(4,324)	(2,413)
Total stockholders’ equity	116,198	110,486
Total liabilities and stockholders’ equity	$620,385	$596,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Telecommunications services	$128,914	$95,076	$253,350	$157,429

Operating expenses:
Cost of telecommunications services	68,272	51,461	134,469	89,157
Selling, general and administrative expense	35,940	28,988	68,134	43,858
Severance, restructuring and other exit costs	—	7,747	1,495	7,747
Depreciation and amortization	15,661	12,344	31,260	19,842

Total operating expenses	119,873	100,540	235,358	160,604

Operating income (loss)	9,041	(5,464)	17,992	(3,175)

Other expense:
Interest expense, net	(7,125)	(3,168)	(14,497)	(4,749)
Loss on debt extinguishment	(1,632)	(1,056)	(1,632)	(1,056)
Other expense, net	(188)	(1,043)	(467)	(1,091)

Total other expense	(8,945)	(5,267)	(16,596)	(6,896)

Income (loss) before income taxes	96	(10,731)	1,396	(10,071)

Provision for (benefit from) for income taxes	5	383	409	(24)

Net income (loss)	$91	$(11,114)	$987	$(10,047)

Earnings (loss) per share:
Basic	$—	$(0.32)	$0.03	$(0.29)
Diluted	$—	$(0.32)	$0.03	$(0.29)

Weighted average shares:
Basic	37,065,651	34,835,154	37,016,720	34,392,392
Diluted	37,678,120	34,835,154	37,575,397	34,392,392

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$91	$(11,114)	$987	$(10,047)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,733)	459	(1,911)	(970)
Comprehensive loss	$(1,642)	$(10,655)	$(924)	$(11,017)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2015	36,533,634	$3	$182,797	$(69,901)	$(2,413)	$110,486

Share-based compensation for options issued	—	—	732	—	—	732

Share-based compensation for restricted stock issued	400,257	—	5,320	—	—	5,320

Tax withholding related to the vesting of restricted stock units	(149,596)	—	(1,635)	—	—	(1,635)

Stock issued in connection with acquisition	178,202	—	1,995	—	—	1,995

Stock options exercised	74,580	—	224	—	—	224

Net income	—	—	—	987	—	987

Foreign currency translation	—	—	—	—	(1,911)	(1,911)

Balance, June 30, 2016	37,037,077	$3	$189,433	$(68,914)	$(4,324)	$116,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$987	$(10,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,260	19,842
Share-based compensation	6,052	3,695
Debt discount amortization	341	—
Loss on debt extinguishment	1,632	1,056
Amortization of debt issuance costs	850	428
Change in fair value of acquisition earn-out	—	430

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,941)	(3,523)
Deferred costs	483	(1,680)
Prepaid expenses and other current assets	(1,236)	1,332
Other assets	(71)	383
Accounts payable	(10,612)	(7,641)
Accrued expenses and other current liabilities	(1,720)	2,176
Deferred revenue and other liabilities	(669)	2,930

Net cash provided by operating activities	19,356	9,381

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,751)	(131,397)
Purchases of property and equipment	(12,288)	(6,308)
Purchase of customer contracts	(6,000)	—

Net cash used in investing activities	(32,039)	(137,705)

Cash flows from financing activities:
Proceeds from revolving line of credit	30,000	—
Repayment of revolving line of credit	(29,000)	—
Proceeds from term loan	29,850	230,000
Repayment of term loan	(2,075)	(126,501)
Payment of earn-out and holdbacks	(10,862)	(872)
Debt issuance costs	(904)	(4,801)
Repayment of capital leases	(538)	—
Tax withholding related to the vesting of restricted stock units	(1,635)	(1,035)
Exercise of stock options	224	340

Net cash provided by financing activities	$15,060	$97,131

Effect of exchange rate changes on cash	(1,634)	1,358

Net increase (decrease) in cash and cash equivalents	743	(29,835)

Cash and cash equivalents at beginning of period	14,630	49,256

Cash and cash equivalents at end of period	$15,373	$19,421

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,256	$4,646
Cash paid for taxes	$284	$434

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

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year 2016 or for any other interim period. The December 31, 2015 consolidated balance sheet is condensed from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Revenue Recognition

The Company delivers four primary services to its customers — flexible Ethernet-based wide area connectivity services; high bandwidth internet connectivity services; managed network services and security services; and global communication and collaboration services. Certain of its revenue activities have features that may be considered multiple elements, specifically when the Company sells its subscription services in addition to customer premise equipment ("CPE"). The Company believes that there is sufficient evidence to determine each element’s fair value and, as a result, in those arrangements where there are multiple elements, the subscription revenue is recorded ratably over the term of the agreement and the equipment is accounted for as a sale, at the time of sale.

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

The Company recognizes revenue as follows:

Monthly Recurring Revenue. Monthly recurring revenue represents the substantial majority of the Company's revenue, and consists of fees charged for ongoing services that are generally fixed in price and billed on a recurring monthly basis for a specified term. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. The Company records recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect, and as long as collectability is reasonably assured.

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
The fair value of stock options is determined on the date of grant using the Black-Scholes option-pricing model. The expense is recognized on a straight-line basis over the requisite service period. Share-based compensation expense also includes grants for performance awards. The Company recognizes share-based compensation expense for these grants when the achievement of the performance criteria is considered probable.

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

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive loss includes certain charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of earnings (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted EPS – earnings available to common stockholders	$91	$(11,114)	$987	$(10,047)
Denominator for basic EPS – weighted average shares	37,065,651	34,835,154	37,016,720	34,392,392
Effect of dilutive securities	612,469	—	558,677	—
Denominator for diluted EPS – weighted average shares	37,678,120	34,835,154	37,575,397	34,392,392

Earnings (loss) per share: basic	$—	$(0.32)	$0.03	$(0.29)
Earnings (loss) per share: diluted	$—	$(0.32)	$0.03	$(0.29)

The anti-dilutive common share items that were excluded in the computation of earnings per share were approximately 128,000 shares as of June 30, 2016. There were 1.4 million anti-dilutive common shares as of June 30, 2015.

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.The Company capitalized approximately $0.4 million and $0.8 million for developing such software applications during the three and six months ended June 30, 2016. The capitalized costs were not material in 2015.

Goodwill and Intangible Assets

The Company assesses goodwill for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. On October 1, 2015, the Company performed its annual impairment test of goodwill by comparing its fair value (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the six months ended June 30, 2016 and 2015 the Company did not record any goodwill impairment.

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

 At the end of the second quarter of 2016, the Company evaluated whether any triggering events had occurred that may require further testing. After assessing the totality of events and circumstances, the Company has determined that there were no indicators that the fair value of goodwill was below its carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

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

Disputed Supplier Expenses

It is common in the telecommunications industry for customers and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. Management estimates a liability for the amounts the Company believes are valid and that the Company owes to a supplier. This liability is reconciled with actual results as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires. As of June 30, 2016, the Company had open disputes, not accrued for, of $7.4 million. As of December 31, 2015, the Company had open disputes, not accrued for, of $6.9 million.

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

Transactions denominated in foreign currencies are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the condensed consolidated statements of operations in other expense, net.

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

As of June 30, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other liabilities approximated fair value due to the short-term nature of these instruments.

The carrying value of the Company's long-term debt, net of unamortized debt issuance costs and unamortized original issuance discount was $416.9 million and $386.2 million, as of June 30, 2016 and December 31, 2015, respectively. Based on trading activity of the Company's specific debt, the fair value of the Company's long-term debt as of June 30, 2016 and December 31, 2015 was estimated to be the same as its carrying value. The Company's fair value estimates of the long-term debt were based on level 2 inputs; quoted prices for similar instruments in active markets.

The Company recorded an earn-out for an acquisition consummated in 2014 at fair value. The earn-out was fully settled in the second quarter of 2016 at the fair value as of December 31, 2015. The fair value of the earn-out was $0.5 million as of December 31, 2015, which was estimated to be the same as its carrying value, based on level 3 inputs.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of June 30, 2016 and December 31, 2015 exceeded 4% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the six months ended June 30, 2016 and 2015.

Related Party Transactions

From time to time and in the ordinary course of business, the Company engages in contracts with various vendors for certain networking services and equipment, to support the Company's broad range of communication services it provides to its clients. Several members of the Company's Board of Directors have relationships with these vendors that meet the definition of a related party transaction, as described in the Securities and Exchange Commission ("SEC"), Item 404 of Regulation S-K. The majority of these contracts were in place before the Board member joined the Company's Board of Directors, or the contracts were assumed as part of a recent business acquisition. The related party relationships and the contractual obligations paid and received by the Company for the six months ended June 30, 2016 have not materially changed from Fiscal 2015, as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Code of Business Conduct and Ethics, Conflict of Interest Policy.

Newly Adopted Accounting Principles

For information regarding newly adopted accounting principles, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 2 to our consolidated financial statements contained therein. The Company has not adopted any new accounting principles for the second quarter of 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is still evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued as part of the FASB’s simplification initiative and cover such areas as (i) the recognition of excess tax benefits and deficiencies and the classification of those excess tax benefits on the statement of cash flows, (ii) an accounting policy election for forfeitures to be estimated or account for when incurred, (iii) the amount an employer can withhold to cover income taxes and still qualify for equity classification; and (iv) the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is still evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB during fiscal 2015 and through the period ended June 30, 2016 are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

Reclassification of Certain Item on Prior Year Presentation

The Company reclassified the amortization of debt issuance costs on the consolidated statement of cash flows for the six months ended June 30, 2015 to match the presentation for the six months ended June 30, 2016. Amortization of debt issuance costs of $0.4 million were previously presented as part of changes in other assets, and are now presented as amortization of debt issuance costs. The reclassification had no impact on total revenues, total operating expenses or net income (loss) for any year presented.

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

On February 4, 2016, the Company completed the acquisition of Telnes Broadband ("Telnes"), an internet and managed services provider. The Company paid $18.2 million, composed of approximately $15.5 million in cash and $2.7 million in the Company's common stock, valued at the variable weighted average market price per share. Approximately $1.8 million of the cash consideration is deferred for one year to cover undisclosed liabilities or other indemnification claims per the purchase agreement. For the purpose of purchase price allocation, the Company's common stock was valued at $2.0 million due to the lack of marketability. Therefore the purchase consideration for accounting purposes was valued at $17.5 million.

As previously reported, on April 1, 2015, the Company acquired MegaPath Corporation ("MegaPath"). During the three months ended June 30, 2016, the Company and MegaPath settled a dispute related to the closing date net working capital balance, as defined in the purchase agreement. The settlement resulted in the Company paying an additional $4.1 million to the sellers in July 2016. The Company has recorded the $4.1 million as additional goodwill as of June 30, 2016.

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

Severance, restructuring and other exit costs are costs the Company incurs related to non-recurring benefits the Company pays to severed employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and six months ended June 30, 2016. Refer to Note 8 of these Condensed Consolidated Financial Statements for further information on severance, restructuring and other exit costs.

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

The Company incurred transaction and integration costs of $1.1 million and $2.4 million during the three and six months ended June 30, 2016.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company's acquisition of MegaPath and One Source Networks ("OSN") that closed on October 22, 2015, as if the acquisitions occurred on January 1, 2015. The pro forma net income (loss) for the three and six months ended June 30, 2016 and 2015, respectively, includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during first and second quarters of fiscal 2016 and 2015, respectively, as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in thousands, except per share and share data)
Revenue	$128,914	$114,808	$253,350	$226,897
Net income (loss)	$91	$(14,589)	$987	$(16,705)

Earnings (loss) per share:
Basic	$—	$(0.41)	$0.03	$(0.47)
Diluted	$—	$(0.41)	$0.03	$(0.47)

Basic	37,065,651	35,310,155	37,016,720	35,478,236
Diluted	37,678,120	35,310,155	37,575,397	35,478,236

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

At the end of the second quarter of 2016, the Company evaluated whether any triggering events had occurred that may require further testing. After assessing the totality of events and circumstances, the Company has determined that there were no indicators that the fair value is below its carrying amounts and therefore an interim Step 1 goodwill impairment test was not required to be performed.

In June 2016, the Company completed the purchase of certain customer contracts with average monthly recurring revenue (MRR) of approximately $0.9 million, for total consideration of $13.3 million. $6.0 million of the consideration was paid in June 2016, and the remaining $7.3 million is scheduled to be paid in 2017, subject to certain adjustments. The entire $13.3 million was recognized as an intangible asset and will be amortized over its useful life of five years.

In addition, as described in Note 2, during the three months ended June 30, 2016, the Company settled a dispute related to the acquisition of MegaPath, resulting in an increase to goodwill of $4.1 million.

The goodwill balance was $279.5 million and $271.0 million as of June 30, 2016 and December 31, 2015, respectively. Additionally, the Company's intangible asset balance was $187.9 million and $182.2 million as of June 30, 2016 and December 31, 2015, respectively. The additions to both goodwill and intangible assets during the six months ended June 30, 2016 relate to the asset purchase of customer contracts, the acquisition and purchase price allocation refinement of Telnes, and the asset valuation settlement of MegaPath (see Note 2 - Business Acquisitions).

The changes in the carrying amount of goodwill for the period ended June 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

Balance, December 31, 2015	$270,956
Adjustments to prior year's business combination	4,124
Goodwill associated with Telnes acquisition	4,391
Balance, June 30, 2016	$279,471

The following table summarizes the Company’s intangible assets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

		June 30, 2016			December 31, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$240,339	$71,819	$168,520	$215,802	$54,041	$161,761
Non-compete agreements	3-5 years	4,717	4,395	322	4,331	4,305	26
Point-to-point FCC license fees	3 years	1,695	985	710	1,695	701	994
Intellectual property	10 years	2,298	897	1,401	17,379	336	17,043
Trade name	3 years	17,379	1,207	16,172	2,079	519	1,560
Trade name (indefinite-lived)	N/A	800	—	800	800	—	800
		$267,228	$79,303	$187,925	$242,086	$59,902	$182,184

Amortization expense was $10.2 million and $19.4 million for the three and six months ended June 30, 2016, respectively. Amortization expense was $5.9 million and $10.3 million for the three and six months ended June 30, 2015, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2016 in each of the years subsequent to June 30, 2016 is as follows (amounts in thousands):

2016 remaining	$20,350
2017	39,196
2018	32,855
2019	27,981
2020	25,068
2021 and beyond	41,675
Total	$187,125

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and benefits	$6,179	$9,465
Accrued selling, general and administrative	3,583	3,118
Accrued carrier costs	22,610	20,376
Accrued restructuring	4,442	6,833
Accrued other	5,188	3,323
	$42,002	$43,115

NOTE 5     — DEBT

As of June 30, 2016 and December 31, 2015, long-term debt was as follows (amounts in thousands):

	June 30, 2016	December 31, 2015

Term loan	$427,925	$400,000
Revolving line of credit	6,000	5,000
Total debt obligations	433,925	405,000
Unamortized debt issuance costs	(9,510)	(10,938)
Unamortized original issuance discount	(7,478)	(7,819)
Carrying value of debt	416,937	386,243
Less current portion	(4,300)	(4,000)
Long-term debt less current portion	$412,637	$382,243

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

The term loan facility was issued at a discount of $8 million. The applicable rate for term loans was LIBOR plus 5.25% subject to a LIBOR floor of 1.00%. The applicable rate for revolving loans was LIBOR plus 4.75% with no floor. The maturity date of the term loan facility is October 22, 2022 and the maturity date of the revolving line of credit is October 22, 2020. The Company may prepay loans under the October 2015 Credit Agreement at any time, subject to the “soft call” provision noted below, and subject to certain notice requirements and LIBOR breakage costs.

On May 3, 2016, the Company entered into an incremental term loan agreement which increased outstanding term loans by $30.0 million, the proceeds of which were used to repay the outstanding revolving loans.

On June 28, 2016, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the October 2015 Credit Agreement. The Repricing Amendment, among other things, reduced the applicable rate for term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) and reduced the applicable rate for revolving loans to LIBOR plus 4.25% (with no LIBOR floor). The Repricing Amendment also includes a “soft call” prepayment penalty of 1.0% through December 28, 2016 for certain prepayments, refinancings, and amendments where the primary purpose is to further reduce the applicable rate.

The Company accounted for the Repricing Amendment as a modification of debt. $1.6 million of prior deferred debt issuance cost was accelerated and recorded as a Loss on Debt Extinguishment in the condensed consolidated statements of operations, attributable to prior syndicate lenders who reduced or eliminated their positions during the amendment process. The Company also incurred $0.8 million of additional debt issuance cost in connection with the Repricing Amendment, which was recorded as an offset to Long-Term Debt in the condensed consolidated balance sheets.

As of June 30, 2016, the Company had outstanding revolving loans of $6.0 million and had $43.5 million of borrowing capacity available under its revolving line of credit. Approximately $0.5 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s real estate lease obligations.

The effective interest rate on outstanding debt at June 30, 2016 and December 31, 2015 was 6.26% and 6.24%, respectively. The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at June 30, 2016 (amounts in thousands):

Total Debt
2016 remaining	$2,150
2017	4,300
2018	4,300
2019	4,300
2020	10,300
2021	4,300
2022	404,275
Total	$433,925

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

In addition, the Company is restricted from permitting the Consolidated Net Secured Leverage Ratio to be greater than the maximum ratio specified below during the period opposite such maximum ratio:

Fiscal Quarter Ending	Maximum Ratio
June 30, 2016	5.00:1.00
September 30, 2016	4.75:1.00
December 31, 2016	4.75:1.00
March 31, 2017	4.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.25:1.00
December 31, 2017	4.25:1.00
March 31, 2018	4.00:1.00
June 30, 2018	4.00:1.00
September 30, 2018	3.75:1.00
December 31, 2018	3.75:1.00
March 31, 2019 and thereafter	3.50:1.00

The Company was in compliance with all financial covenants under the October 2015 Credit Agreement as of June 30, 2016.

Guarantees

The Company's obligations under the October 2015 Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of its tangible and intangible assets.

NOTE 6 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of June 30, 2016; the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011, and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 7,664,762 have been issued and are outstanding as of June 30, 2016.

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

The following tables summarize the share-based compensation expense recognized as a selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options	$306	$472	$732	$816
Restricted stock (including performance awards)[1]	4,194	1,864	5,320	2,879
Total	$4,500	$2,336	$6,052	$3,695
1Compensation expense includes $0.6 million and $0.9 million for the three and six months ended June 30, 2016, respectively, related to the shares issued to the former employees of OSN, which was acquired in 2015, for continued employment, as discussed in more detail below. No such expense was recorded in 2015.

As of June 30, 2016, there was $29.2 million of total unrecognized compensation cost related to unvested share-based compensation agreements. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	June 30, 2016
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Yrs)
Stock options	$4,600	2.2
Restricted stock (including performance awards)	24,571	2.1
Total	$29,171	2.1

The following table summarizes the stock options and restricted stock granted during the three and six months ended June 30, 2016 and 2015, respectively (amounts in thousands, except shares data):

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options granted	11,000	165,367	155,958	250,367
Fair value of stock options granted	$89	$1,443	$941	$2,081

Restricted stock granted (including performance awards)	53,769	245,591	529,303	361,261
Fair value of restricted stock granted	$919	$4,662	$7,288	$6,077

Performance Awards

In 2014, the Company granted $7.8 million of restricted stock contingent upon the achievement of certain performance criteria (the 2014 Performance Awards). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing stock-based compensation expense for these grants once the achievement of the performance criteria was considered probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably over the subsequent two years. As of June 30, 2016, unamortized compensation cost related to the unvested 2014 Performance Awards was $3.4 million.

In 2015, the Company granted $17.2 million of restricted stock contingent upon the achievement of certain performance criteria (the 2015 Performance Awards). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date. As the achievement of the performance criteria is not yet considered probable, the full $17.2 million remains unamortized as of June 30, 2016 and has been excluded from the tables above.

Shares Issued in Acquisition

In conjunction with the acquisition of OSN, the Company issued $3.6 million, or 289,055 unregistered shares, of common stock to the selling shareholders of OSN subject to a continuing employment period of 18 months. The fair value of this issuance was calculated using the value of GTT common stock on the acquisition date less a discount for lack of marketability. The $3.6 million is being expensed over the 18 month service period. As of June 30, 2016, unamortized compensation expense was $2.0 million and will be recognized over the remaining 9 months.

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate, adjusted for certain items. The quarterly tax provision and estimate of the Company's annual effective tax rate are subject to volatility due to several factors, including the Company's ability to accurately project its income (loss) before provision for income taxes in multiple jurisdictions and the effects of acquisitions and integrations.

For the three months ended June 30, 2016, the Company earned income before taxes of $96 thousand and incurred a tax expense of $5 thousand, which resulted in an effective tax rate of 5.2%, as compared to an effective tax rate of (3.6)% for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 differs from the statutory U.S. federal income tax rate of 35.0% primarily due to changes in the amount of income before income taxes between the U.S. and foreign countries. The change in the current quarter effective tax rate compared to prior year was primarily due to the tax impact of US losses in the prior year that did not produce a tax benefit.

For the six months ended June 30, 2016, the Company earned income before taxes of $1.4 million and incurred tax expense of $0.4 million, which resulted in an effective tax rate of 29.3% as compared to an effective tax rate of (0.2)% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 differs from the statutory U.S. federal income tax rate of 35.0% primarily due to state tax expense, foreign tax rate differences and a discrete benefit related to foreign provision-to-return adjustments. The change in the current quarter effective tax rate compared to prior year was primarily due to the tax impact of US losses in the prior year that did not produce a tax benefit.

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

NOTE 8 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with the acquisitions of MegaPath, OSN and Telnes. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions.

During the three months ended March 31, 2016, the Company incurred $1.5 million in charges associated with the acquisition of Telnes. The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the three months ended March 31, 2016 (amounts in thousands):

	Balance, December 31, 2015	Charges	Payments	Balance, March 31, 2016
Employee Termination Benefits	$1,903	$870	$(854)	$1,919
Contract Terminations:
Lease terminations	1,796	—	(503)	1,293
Other contract terminations	3,035	625	(158)	3,502
	$6,734	$1,495	$(1,515)	$6,714

During the three months ended June 30, 2016, the Company did not incur new exit charges. The Company paid $1.8 million in employee termination benefits consisting of $0.9 million related to the acquisition of OSN, and $0.9 million related to the acquisition of Telnes. The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the three months ended June 30, 2016 (amounts in thousands):

	Balance, March 31, 2016	Charges	Payments	Balance, June 30, 2016
Employee Termination Benefits	$1,919	—	$(1,789)	$130
Contract Terminations:
Lease terminations	1,293	—	(238)	1,055
Other contract terminations	3,502	—	(245)	3,257
	$6,714	—	$(2,272)	$4,442

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The annual commitments, contractual obligations, and non-cancelable leases as of June 30, 2016 have not materially changed from the year ended December 31, 2015. For details on the Company's commitments and obligations, please refer to Note 13 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of June 30, 2016, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

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

•	Executive Summary - a general description of our business and key highlights of the three and six months ended June 30, 2016.

•	Recent Developments Affecting Our Results - a discussion of recent developments that may impact our business in the future.

•	Critical Accounting Policies and Estimates - a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations - an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

Our total revenue is comprised of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue, and burst revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended June 30, 2016, MRR was approximately 92% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation and equipment charges to customers; and one-time termination charges for customers who cancel their services prior to the contract termination date. Burst revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in its contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any network supplier contracts which involve financial or derivative instruments. The network supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of June 30, 2016, we had 637 full-time equivalent employees. For the three months ended June 30, 2016, the total employee cash compensation and benefits represented approximately 13% of total revenue.

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is defined by us as income/(loss) before interest, income taxes, depreciation and amortization adjusted to exclude severance, restructuring and other exit costs, acquisition-related transaction and integration costs, losses on extinguishment of debt, share-based compensation, and from time to time, other non-cash or non-recurring items.

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

The following is a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow from Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015

Adjusted EBITDA
Net income (loss)	$91	$(11,114)	$987	$(10,047)
Provision for (benefit from) income taxes	5	383	409	(24)
Interest and other expense, net	7,313	4,211	14,964	5,840
Loss on debt extinguishment	1,632	1,056	1,632	1,056
Depreciation and amortization	15,661	12,344	31,260	19,842
Severance, restructuring and other exit costs	—	7,747	1,495	7,747
Transaction and integration costs	1,062	2,551	2,323	2,551
Share-based compensation	4,500	2,336	6,052	3,695
Adjusted EBITDA	30,264	19,514	59,122	30,660

Purchases of property and equipment	(4,770)	(2,879)	(12,288)	(6,308)
Unlevered Free Cash Flow	$25,494	$16,635	$46,834	$24,352

Recent Developments Affecting Our Results

In June 2016, we completed the purchase of certain customer contracts with average MRR of approximately $0.9 million, for total consideration of $13.3 million.  $6.0 million of the consideration was paid in June 2016, and the remaining $7.3 million is scheduled to be paid in 2017, subject to certain adjustments. The entire $13.3 million was recognized as an intangible asset and will be amortized over its useful life of five years.

On May 3, 2016, we entered into an incremental term loan agreement which increased outstanding term loans by $30.0 million, the proceeds of which were used to repay our then outstanding revolving loans.

On June 28, 2016, we amended the October 2015 Credit Agreement to reduce the applicable rate for term loans and revolving loans by 0.50%.

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

Results of Operations

Our consolidated results of operations are heavily influenced by acquisitions. The acquisitions that affect the three and six months ended June 30, 2016 and 2015, respectively, include: MegaPath Corporation ("MegaPath) acquired on April 1, 2015, One Source Networks ("OSN") acquired on October 1, 2015, and Telnes Broadband ("Telnes") acquired on February 4, 2016.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	$ Variance	%

Revenue:
Telecommunications services	$128,914	$95,076	$33,838	35.6%

Operating expenses:
Cost of telecommunications services	68,272	51,461	16,811	32.7%
Selling, general and administrative expense	35,940	28,988	6,952	24.0%
Severance, restructuring and other exit costs	—	7,747	(7,747)	*
Depreciation and amortization	15,661	12,344	3,317	26.9%

Total operating expenses	119,873	100,540	19,333	19.2%

Operating income (loss)	9,041	(5,464)	14,505	*

Other expense:
Interest expense, net	(7,125)	(3,168)	(3,957)	124.9%
Loss on debt extinguishment	(1,632)	(1,056)	(576)	54.5%
Other expense, net	(188)	(1,043)	855	(82.0)%

Total other expense	(8,945)	(5,267)	(3,678)	69.8%

Income (loss) before income taxes	96	(10,731)	10,827	*

Provision for (benefit from) for income taxes	5	383	(378)	(98.7)%

Net income (loss)	$91	$(11,114)	$11,205	*
* - Not meaningful

Revenue
Our revenue increased by $33.8 million, or 35.6%, from $95.1 million for the three months ended June 30, 2015 to $128.9 million for the three months ended June 30, 2016. The increase was primarily due to the acquisitions of OSN and Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2015 revenue would have been higher by $0.3 million for the three months ended June 30, 2016.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $16.8 million, or 32.7%, from $51.5 million for the three months ended June 30, 2015 to $68.3 million for the three months ended June 30, 2016. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisitions of OSN and Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2015, cost of telecommunications services provided would have been higher by $0.1 million for the three months ended June 30, 2016.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $7.0 million to $35.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was due primarily to the acquisitions of OSN and Telnes. Additionally, non-cash compensation increased by $2.2 million for the three months ended June 30, 2016 due to the recognition of share-based compensation on performance awards where the performance criteria have been met and certain shares issued in the OSN acquisition. In addition, we incurred $1.1 million and $2.6 million of transaction and integration costs for the three months ended June 30, 2016 and June 30, 2015, respectively.

Severance, Restructuring and Other Exit Costs. There were no charges incurred for the three months ended June 30, 2016. The $7.7 million incurred for the three months ended June 30, 2015 was comprised of severance and lease and network termination expenses associated with the acquisition of MegaPath.

Depreciation and Amortization. Amortization of intangible assets increased $4.3 million or 72.9%, from $5.9 million to $10.2 million for the three months ended June 30, 2016, due to the additional definite-lived intangible assets recorded in the OSN acquisition. Depreciation expense decreased $0.9 million, or 14.1% from $6.4 million to $5.5 million for the three months ended June 30, 2016, primarily due to valuation adjustments recorded during the second quarter of 2016, for assets obtained by acquisition of OSN.

Other Expense. Other expense increased by $3.7 million to $8.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This is primarily attributed to higher interest expense due to higher debt levels driven by the acquisitions in 2015.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2015, operating expenses would have been higher by $0.1 million for the three months ended June 30, 2016. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the six months ended June 30, 2016 and June 30, 2015 (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	$ Variance	%

Revenue:
Telecommunications services	$253,350	$157,429	$95,921	60.9%

Operating expenses:
Cost of telecommunications services	134,469	89,157	45,312	50.8%
Selling, general and administrative expense	68,134	43,858	24,276	55.4%
Severance, restructuring and other exit costs	1,495	7,747	(6,252)	*
Depreciation and amortization	31,260	19,842	11,418	57.5%

Total operating expenses	235,358	160,604	74,754	46.5%

Operating income (loss)	17,992	(3,175)	21,167	(666.7)%

Other expense:
Interest expense, net	(14,497)	(4,749)	(9,748)	205.3%
Loss on debt extinguishment	(1,632)	(1,056)	(576)	54.5%
Other expense, net	(467)	(1,091)	624	(57.2)%

Total other expense	(16,596)	(6,896)	(9,700)	140.7%

Income (loss) before income taxes	1,396	(10,071)	11,467	(113.9)%

Provision for (benefit from) income taxes	409	(24)	433	(1,804.2)%

Net income (loss)	$987	$(10,047)	$11,034	(109.8)%
* - Not meaningful

Revenue
Our revenue increased by $95.9 million or 60.9%, from $157.4 million for the six months ended June 30, 2015 to $253.4 million for the six months ended June 30, 2016. The increase was primarily due to the acquisitions of MegaPath, OSN and Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2015 revenue would have been higher by $0.9 million for the six months ended June 30, 2016.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $45.3 million, or 50.8%, from $89.2 million for the six months ended June 30, 2015 to $134.5 million for the six months ended June 30, 2016. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisitions of MegaPath, OSN, Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2015, cost of telecommunications services provided would have been higher by $0.4 million for the six months ended June 30, 2016.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $24.3 million to $68.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due primarily to the acquisitions of MegaPath, OSN, and Telnes. Additionally, non-cash compensation increased by $2.4 million for the six months ended June 30, 2016 due to the recognition of share-based compensation on performance awards where the performance criteria have been met and certain shares issued in the OSN acquisition. In addition, we incurred $2.4 million of transaction and integration costs during the six months ended June 30, 2016, compared to $2.6 million for the six months ended June 30, 2015.

Severance, Restructuring and Other Exit Costs. Restructuring cost was $1.5 million for the six months ended June 30, 2016, associated with the acquisition of Telnes, and $7.7 million for the six months ended June 30, 2015, related to the acquisition of MegaPath.

Depreciation and Amortization. Amortization of intangible assets increased $9.1 million or 88.4%, from $10.3 million to $19.4 millionfor the six months ended June 30, 2016, due to the additional definite-lived intangible assets recorded in the acquisitions of MegaPath and OSN. Similarly, depreciation expense increased $2.4 million, or 25.0%, from $9.5 million to $11.9 million for the six months ended June 30, 2016, primarily due to the property and equipment acquired in the respective acquisitions.

Other Expense. Other expense increased by $9.7 million to $16.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This is primarily attributed to higher interest expense due to higher debt levels driven by the acquisitions in 2015 and 2016.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2015, operating expenses would have been higher by $0.2 million for the six months ended June 30, 2016. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of June 30, 2016, we had approximately $15.4 million in cash and cash equivalents, and our current assets were $18.1 million greater than current liabilities. Our current liabilities include $11.8 million of holdback obligations, of which $7.8 million is payable in 2016. In addition, a substantial portion of accrued severance and exit costs totaling $4.4 million is expected to be paid in 2016. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months, including the scheduled principal repayments of the October 2015 Credit Agreement and the associated interest cost. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

During the six months ended June 30, 2016 and 2015, we made cash payments for interest totaling $13.3 million and $4.6 million, respectively. The increase in interest payments was a result of the October 2015 Credit Agreement as discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table summarizes the net cash activities for the three months ended March 31, 2016 and 2015 (amounts in thousands):

Consolidated Statements of Cash Flows Data	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$19,356	$9,381
Net cash used in investing activities	(32,039)	(137,705)
Net cash provided by financing activities	15,060	97,131

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $19.4 million and $9.4 million, respectively. Our largest source of cash provided by operating activities is generated by monthly recurring revenue. Our primary uses of cash are payments to network suppliers, compensation related costs and other third party vendors, such as agents, contractors, and professional service providers. Cash provided by operating activities during the six months ended June 30, 2016 included $13.3 million in interest; $2.4 million in transaction and integration costs relating to the acquisitions of OSN and Telnes, and an overall working capital use of approximately $21.8 million. The working capital use was driven by an effort to improve the timeliness of payments to our key vendors, and slower payment timing by some of our larger customers.  We do not expect this level of cash use from working capital to continue going forward. Cash provided by operating activities during the six months ended June 30, 2015 included $4.6 million in interest, and an overall working capital use of $5.9 million.

Cash Used in Investing Activities

Cash used in investing activities was $32.0 million for the six months ended June 30, 2016, consisting primarily of $13.8 million for the Telnes acquisition, $6.0 million of cash used for the purchase of customer contracts, and $12.3 million for capital expenditures. Cash used in investing activities was approximately $137.7 million for the six months ended June 30, 2015, primarily for the acquisition of MegaPath.

We expect to continue to incur annual capital expenditures in the range of 4% - 5% of revenue.

Cash Provided by Financing Activities

Net cash provided by financing activities was $15.1 million for the six months ended June 30, 2016, consisting primarily of $26.9 million in net proceeds from debt issuance under the October 2015 Credit Agreement offset by the payment of holdbacks ($10.4 million), primarily related to the acquisition of MegaPath, and a final earn-out ($0.5 million) from a previous acquisition. Net cash provided by financing activities for the six months ended June 30, 2015 was $97.1 million, consisting primarily of net proceeds from debt issuance related to the MegaPath acquisition.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of June 30, 2016, the estimated annual commitments for contractual agreements and non-cancelable operating and capital leases have not materially changed from the year ended December 31, 2015, as disclosed in the Company's Annual Report on Form 10-K.

We do not have any off -balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of June 30, 2016, we had $427.9 million and $6.0 million in term loans and revolving loans, respectively. The interest expense associated with our credit facility will vary with market rates, specifically LIBOR.

For purposes of the following hypothetical calculations, we have used the October 2015 Credit Agreement, which carries an interest rate equal to LIBOR plus 4.75%, with a LIBOR floor of 1.0%. Current LIBOR rates are below 1.0%, which means there would not be any impact to our income or cash flows from an increase in LIBOR until LIBOR exceeds 1.0%.  Based on current rates, a hypothetical 100 basis point increase in LIBOR would increase annual interest expense by approximately $3.0 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense by approximately $13.2 million, which would decrease our income and cash flows by the same amount.

We do not currently use derivative financial instruments and have not entered into any interest rate hedging transactions, but we may do so in the future.

Exchange Rate Sensitivity

Our exposure to market risk for changes in foreign currency rate relates to our global operations. Our consolidated financial statements are denominated in U.S. Dollars, but a portion of our revenue, cost of telecommunications services provided and selling, general and administrative expenses are recorded in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

Approximately 14% of our revenues for the three months ended June 30, 2016 are generated by non-US entities, of which 56% is recorded in Euros and the remainder is recorded in GBP. Approximately 10% of our cost of telecommunications services provided and approximately 7% of our selling, general and administrative expenses for the three months ended June 30, 2016 are generated by the same non-US entities.  Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial condition or results of operations.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2016, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, we implemented a new financial accounting system.  In connection with the implementation of this new system, we updated many of the processes and procedures related to our internal control over financial reporting, as needed. We do not believe the implementation of the new system or the corresponding changes in processes and procedures has had or will have a material or adverse effect on our internal control over financing reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

101*
 The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income(Loss); (iv) Condensed Consolidated Statement of Stockholder's Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	August 8, 2016		(Principal Accounting Officer)