Form 10-Q
period 2016-09-30
GTT Communications, Inc.
filed 2016-11-09
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

As of November 9, 2016, 37,198,778 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except for share and per share data)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$15,407	$14,630
Accounts receivable, net of allowances of $4,242 and $1,015, respectively	81,685	60,446
Deferred costs	4,030	4,159
Prepaid expenses and other current assets	15,313	13,663
Total current assets	116,435	92,898
Property and equipment, net	40,492	38,823
Intangible assets, net	177,067	182,184
Other assets	13,255	11,593
Goodwill	280,593	270,956
Total assets	$627,842	$596,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,664	$22,725
Accrued expenses and other current liabilities	40,476	43,115
Acquisition earn-outs and holdbacks	7,129	12,842
Current portion of capital lease obligations	1,015	1,392
Current portion of long-term debt	4,300	4,000
Deferred revenue	16,647	15,469
Total current liabilities	82,231	99,543
Capital lease obligations, net of current portion	512	961
Long-term debt, net of current portion	412,159	382,243
Deferred revenue, less current portion	3,137	2,292
Other long-term liabilities	4,367	929
Total liabilities	502,406	485,968
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 37,226,966 and 36,533,634 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	193,759	182,797
Accumulated deficit	(63,787)	(69,901)
Accumulated other comprehensive loss	(4,539)	(2,413)
Total stockholders’ equity	125,436	110,486
Total liabilities and stockholders’ equity	$627,842	$596,454

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Telecommunications services	$131,851	$96,996	$385,201	$254,425

Operating expenses:
Cost of telecommunications services	68,184	53,363	202,653	142,521
Selling, general and administrative expenses	37,177	25,553	105,311	69,410
Severance, restructuring and other exit costs	(625)	—	870	7,747
Depreciation and amortization	14,880	12,631	46,139	32,472

Total operating expenses	119,616	91,547	354,973	252,150

Operating income	12,235	5,449	30,228	2,275

Other expense:
Interest expense, net	(7,123)	(3,080)	(21,620)	(7,829)
Loss on debt extinguishment	—	—	(1,632)	(1,056)
Other expense, net	(74)	(706)	(542)	(1,798)

Total other expense	(7,197)	(3,786)	(23,794)	(10,683)

Income (loss) before income taxes	5,038	1,663	6,434	(8,408)

(Benefit from) provision for income taxes	(89)	(99)	320	(124)

Net income (loss)	$5,127	$1,762	$6,114	$(8,284)

Earnings (loss) per share:
Basic	$0.14	$0.05	$0.17	$(0.24)
Diluted	$0.14	$0.05	$0.16	$(0.24)

Weighted average shares:
Basic	37,152,063	34,981,104	36,998,607	34,603,144
Diluted	37,785,921	35,888,525	37,481,414	34,603,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$5,127	$1,762	$6,114	$(8,284)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(215)	(212)	(2,126)	(1,182)
Comprehensive income (loss)	$4,912	$1,550	$3,988	$(9,466)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

					Accumulated
	Common Stock		Additional Paid -In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2015	36,533,634	$3	$182,797	$(69,901)	$(2,413)	$110,486

Share-based compensation for options issued	—	—	1,178	—	—	1,178

Share-based compensation for restricted stock issued	446,455	—	9,718	—	—	9,718

Tax withholding related to the vesting of restricted stock units	(226,328)	—	(3,442)	—	—	(3,442)

Stock issued in connection with employee stock purchase plan	69,671	—	1,045	—	—	1,045

Stock issued in connection with acquisition	178,202	—	1,995	—	—	1,995

Stock options exercised	225,332	—	468	—	—	468

Net income	—	—	—	6,114	—	6,114

Foreign currency translation	—	—	—	—	(2,126)	(2,126)

Balance, September 30, 2016	37,226,966	$3	$193,759	$(63,787)	$(4,539)	$125,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,114	$(8,284)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,139	32,472
Share-based compensation	10,896	5,417
Debt discount amortization	600	—
Loss on debt extinguishment	1,632	1,056
Amortization of debt issuance costs	1,188	697
Change in fair value of acquisition earn-out	—	880

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(19,887)	(3,838)
Deferred costs	(32)	(2,578)
Prepaid expenses and other current assets	(1,180)	496
Other assets	(2,327)	(68)
Accounts payable	(8,816)	(12,347)
Accrued expenses and other current liabilities	(3,605)	4,419
Deferred revenue and other liabilities	2,045	1,561

Net cash provided by operating activities	32,767	19,883

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,146)	(131,397)
Purchases of property and equipment	(17,813)	(9,842)
Purchase of customer contracts	(6,000)	—

Net cash used in investing activities	(37,959)	(141,239)

Cash flows from financing activities:
Proceeds from revolving line of credit	33,000	—
Repayment of revolving line of credit	(32,000)	—
Proceeds from term loan	29,850	230,000
Repayment of term loan	(3,150)	(129,376)
Payment of earn-out and holdbacks	(15,563)	(3,239)
Debt issuance costs	(904)	(4,801)
Repayment of capital leases	(1,433)	(610)
Proceeds from issuance of common stock under employee stock purchase plan	1,045	—
Tax withholding related to the vesting of restricted stock units	(3,442)	(2,017)
Exercise of stock options	468	633

Net cash provided by financing activities	$7,871	$90,590

Effect of exchange rate changes on cash	(1,902)	1,223

Net increase (decrease) in cash and cash equivalents	777	(29,543)

Cash and cash equivalents at beginning of period	14,630	49,256

Cash and cash equivalents at end of period	$15,407	$19,713

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,894	$7,421
Cash paid for income taxes	$408	$233

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

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year 2016 or for any other interim period. The December 31, 2015 consolidated balance sheet is condensed from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

The Company recognizes revenue as follows:

Monthly Recurring Revenue. Monthly recurring revenue represents the substantial majority of the Company's revenue, and consists of fees charged for ongoing services that are generally fixed in price and billed on a recurring monthly basis over the specified term of the commitment. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. The Company records recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect, and as long as collectability is reasonably assured.

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
The fair value of stock options is determined on the date of grant using the Black-Scholes option-pricing model. The expense is recognized on a straight-line basis over the requisite service period. Share-based compensation expense also includes restricted stock grants for performance awards. The Company recognizes share-based compensation expense for these grants when the achievement of the performance criteria is considered probable.

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

The table below details the calculations of earnings (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted EPS – earnings (loss) available to common stockholders	$5,127	$1,762	$6,114	$(8,284)
Denominator for basic EPS – weighted average shares	37,152,063	34,981,104	36,998,607	34,603,144
Effect of dilutive securities	633,858	907,421	482,807	—
Denominator for diluted EPS – weighted average shares	37,785,921	35,888,525	37,481,414	34,603,144

Earnings (loss) per share: basic	$0.14	$0.05	$0.17	$(0.24)
Earnings (loss) per share: diluted	$0.14	$0.05	$0.16	$(0.24)

The anti-dilutive common share items that were excluded in the computation of earnings per share were approximately 4,000 shares as of September 30, 2016. There were approximately 5,000 anti-dilutive common shares as of September 30, 2015.

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized approximately $0.4 million and $1.2 million for developing such software applications during the three and nine months ended September 30, 2016. The capitalized costs were not material in 2015.

Goodwill and Intangible Assets

The Company records as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired. The goodwill is assessed for impairment on at least an annual basis on October 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. Accounting guidance prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives. The guidance also allows preparers to qualitatively assess goodwill impairment through a screening process, referred to as "Step 0", which would permit companies to forgo Step 1 of their annual goodwill impairment process. The Company has elected to perform Step 0 for its annual impairment assessment of goodwill on October 1, 2016. The Step 0 analysis focused on a number of events and circumstances that may be considered when making this qualitative assessment. Upon careful consideration of these events and circumstances the Company concluded that its fair value (primarily based on market capitalization) of the reporting unit was greater than the carrying amount. During the nine months ended September 30, 2016 and during 2015, the Company did not record any goodwill impairment.

The Company's definite-lived intangible assets are acquired in business combinations and recorded at their fair value. The Company reviews its recorded definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company's definite-lived intangible assets, consisting of customer relationships, restrictive covenants related to employment agreements, license fees, and intellectual property are amortized on a straight-line basis, over their estimated useful lives of periods up to seven years. FCC Licenses are accounted for as a definite-lived intangible asset and amortized over the average remaining useful life of such licenses which approximates three years. Intellectual property consisting of know-how related to the SIP trunking platform is amortized over the estimated useful life of ten years.

The Company's indefinite-lived intangible asset consists of a trade name that is not amortized, but is tested on at least an annual basis as of October 1 unless interim indicators of impairment exist. As of October 1, 2016, the Company performed its annual impairment test of the trade name, using the royalty relief method for valuation, and concluded that the fair value of the trade name was greater than the carrying amount. However, due to the re-branding of certain network operations associated to the acquired trade name, the Company concluded that the trade name should be deemed a definite-lived intangible asset with an estimated useful life of three years, to be amortized prospectively as of October 1, 2016.

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

Disputed Supplier Expenses

It is common in the telecommunications industry for customers and suppliers to engage in disputes over amounts billed (or not billed) in error or over interpretation of contract terms. Management estimates a liability for the amounts the Company believes are valid and that the Company owes to a supplier. This liability is reconciled with actual results as disputes are resolved, or as the appropriate statute of limitations with respect to a given dispute expires. As of September 30, 2016, the Company had open disputes, not accrued for, of $8.3 million. As of December 31, 2015, the Company had open disputes, not accrued for, of $6.9 million.

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

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $9.2 million and $10.9 million as of September 30, 2016 and December 31, 2015, respectively.

Original Issue Discount

Original issue discount ("OID") is the difference between the face value of debt and the amount of principle received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes OID by accretion of the discount as interest expense over the term of the debt. For periods ended September 30, 2016 and December 31, 2015, the unamortized portion of the OID was $7.2 million and $7.8 million, respectively.

Translation of Foreign Currencies

For operations of subsidiaries located outside the U.S., the local currency is the functional currency for financial reporting purposes. These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing currency exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average currency exchange rate prevailing during the periods reported. The net effect of such translation gains and losses are reflected in accumulated other comprehensive loss in the stockholders' equity section of the condensed consolidated balance sheets.

Transactions denominated in foreign currencies other than a subsidiary's functional currency are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the condensed consolidated statements of operations in other expense, net.

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

As of September 30, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other liabilities approximated fair value due to the short-term nature of these instruments.

The carrying value of the Company's long-term debt, net of unamortized debt issuance costs and unamortized original issuance discount was $416.5 million and $386.2 million, as of September 30, 2016 and December 31, 2015, respectively. Based on trading activity of the Company's specific debt, the fair value of the Company's long-term debt as of September 30, 2016 and December 31, 2015 was estimated to approximate its carrying value. The Company's fair value estimates of the long-term debt were based on level 2 inputs; quoted prices for similar instruments in active markets.

The Company recorded an earn-out for an acquisition consummated in 2014 at fair value. The earn-out was fully settled in the second quarter of 2016 at the fair value as of December 31, 2015. The fair value of the earn-out was $0.5 million as of December 31, 2015, which was estimated to be the same as its carrying value, based on level 3 inputs.

Assets measured at fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3).

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of September 30, 2016 and December 31, 2015 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the nine months ended September 30, 2016 and 2015.

Related Party Transactions

From time to time and in the ordinary course of business, the Company engages in contracts with various vendors for certain networking services and equipment, to support the Company's broad range of communication services it provides to its clients. Several members of the Company's Board of Directors have relationships with these vendors that meet the definition of a related party transaction, as described in the SEC, Item 404 of Regulation S-K. The majority of these contracts were in place before the Board member joined the Company's Board of Directors, or the contracts were assumed as part of the Company's business acquisitions. The related party relationships and the contractual obligations paid and received by the Company for the nine months ended September 30, 2016 have not materially changed from fiscal 2015, as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Code of Business Conduct and Ethics, Conflict of Interest Policy.

Newly Adopted Accounting Principles

For information regarding newly adopted accounting principles, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 2 to our consolidated financial statements contained therein. The Company has not adopted any new accounting principles for the third quarter of 2016.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice of how certain transactions are classified and presented in the statement of cash flows in accordance with ASC 230. The ASU amends or clarifies guidance on eight specific cash flow issues, some of which include classification on debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB during fiscal 2015 and through the period ended September 30, 2016 are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

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

On February 4, 2016, the Company completed the acquisition of Telnes Broadband ("Telnes"), an internet and managed services provider. The Company paid $18.2 million, composed of approximately $15.5 million in cash and $2.7 million in the Company's common stock, valued at the variable weighted average market price per share. Approximately $1.8 million of the cash consideration is deferred for one year to cover undisclosed liabilities or other indemnification claims per the purchase agreement. For the purpose of purchase price allocation, the Company's common stock was valued at $2.0 million due to the lack of marketability. Therefore, the purchase consideration for accounting purposes was valued at $17.5 million. The purchase price allocation has been finalized as of September 30, 2016.

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

Severance, restructuring and other exit costs are costs the Company incurs related to non-recurring benefits the Company pays to severed employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and nine months ended September 30, 2016. Refer to Note 8 of these Condensed Consolidated Financial Statements for further information on severance, restructuring and other exit costs.

Transaction and integration costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions, travel expense, and other non-recurring direct expenses incurred that are associated with such acquisitions. Transaction and integration costs are expensed as incurred, included in selling, general and administrative expenses, and may be incurred up to six months after the closing date of acquisition in support of the integration. The Company incurred transaction and integration costs of $0.8 million and $3.1 million during the three and nine months ended September 30, 2016 and 2015, respectively.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company's acquisition of MegaPath and One Source Networks ("OSN") that closed on October 22, 2015, as if the acquisitions occurred on January 1, 2015. The pro forma net income (loss) for the three and nine months ended September 30, 2016 and 2015, respectively, includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during first, second, and third quarters of fiscal 2016 and 2015, respectively, as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in thousands, except per share and share data)
Revenue	$131,851	$117,192	$385,201	$344,653
Net income (loss)	$5,127	$(164)	$6,114	$(16,870)

Earnings (loss) per share:
Basic	$0.14	$—	$0.17	$(0.47)
Diluted	$0.14	$—	$0.16	$(0.47)

Basic	37,152,063	35,456,105	36,998,607	35,688,988
Diluted	37,785,921	35,456,105	37,481,414	35,688,988

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

At the end of the third quarter of 2016, the Company completed its annual goodwill impairment testing on its measurement date of October 1, 2016. The Company performed the Step 0 qualitative analysis and determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount; therefore, the first and second steps of the goodwill impairment test were unnecessary since no indicators of impairment exist. In addition, the Company completed its annual impairment test of the indefinite-lived intangible asset consisting of the trade name, using a form of the discounted cash flow model called the royalty relief method for valuation, and have concluded that the fair value of the trade name was greater than the carrying amount. However, due to the re-branding of certain network operations associated to the acquired trade name, the Company concluded that the trade name should be deemed a definite-lived intangible asset with an estimated useful life of three years. Its amortization commenced on October 1, 2016 on a straight-line basis over its estimated useful life.

The goodwill balance was $280.6 million and $271.0 million as of September 30, 2016 and December 31, 2015, respectively. Additionally, the Company's intangible asset balance was $177.1 million and $182.2 million as of September 30, 2016 and December 31, 2015, respectively. The additions to both goodwill and intangible assets during the nine months ended September 30, 2016 relate to the asset purchase of customer contracts, the acquisition and purchase price allocation refinement of Telnes and OSN, as well as the asset valuation settlement of MegaPath (see Note 2 - Business Acquisitions).

The changes in the carrying amount of goodwill for the period ended September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

Balance, December 31, 2015	$270,956
Adjustments to prior year's business combination	4,518
Goodwill associated with Telnes acquisition	5,119
Balance, September 30, 2016	$280,593

The following table summarizes the Company’s intangible assets as of September 30, 2016 and December 31, 2015 (amounts in thousands):

		September 30, 2016			December 31, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-7 years	$239,763	$81,183	$158,580	$215,802	$54,041	$161,761
Non-compete agreements	3-5 years	4,572	4,395	177	4,331	4,305	26
Point-to-point FCC license fees	3 years	1,695	1,127	568	1,695	701	994
Intellectual property	10 years	17,379	1,642	15,737	17,379	336	17,043
Trade name	3 years	2,292	1,087	1,205	2,079	519	1,560
Trade name (indefinite-lived)	N/A	800	—	800	800	—	800
		$266,501	$89,434	$177,067	$242,086	$59,902	$182,184

Amortization expense was $10.1 million and $29.5 million for the three and nine months ended September 30, 2016, respectively. Amortization expense was $6.1 million and $16.4 million for the three and nine months ended September 30, 2015, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2016 in each of the years subsequent to September 30, 2016 is as follows (amounts in thousands):

2016 remaining	$10,084
2017	39,049
2018	32,732
2019	27,901
2020	24,989
2021 and beyond	41,512
Total	$176,267

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation and benefits	$7,463	$9,465
Accrued selling, general and administrative	2,951	3,118
Accrued carrier costs	20,209	20,376
Accrued restructuring	3,449	6,833
Accrued other	6,404	3,323
	$40,476	$43,115

NOTE 5     — DEBT

As of September 30, 2016 and December 31, 2015, long-term debt was as follows (amounts in thousands):

	September 30, 2016	December 31, 2015

Term loan	$426,850	$400,000
Revolving line of credit	6,000	5,000
Total debt obligations	432,850	405,000
Unamortized debt issuance costs	(9,172)	(10,938)
Unamortized original issuance discount	(7,219)	(7,819)
Carrying value of debt	416,459	386,243
Less current portion	(4,300)	(4,000)
Long-term debt less current portion	$412,159	$382,243

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

As of September 30, 2016, the Company had outstanding revolving loans of $6.0 million and had $43.5 million of borrowing capacity available under its revolving line of credit. Approximately $0.5 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s real estate lease obligations.

The effective interest rate on outstanding debt at September 30, 2016 and December 31, 2015 was 5.74% and 6.24%, respectively. The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at September 30, 2016 (amounts in thousands):

Total Debt
2016 remaining	$1,075
2017	4,300
2018	4,300
2019	4,300
2020	10,300
2021	4,300
2022	404,275
Total	$432,850

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

The Company was in compliance with all financial covenants under the October 2015 Credit Agreement as of September 30, 2016.

Guarantees

The Company's obligations under the October 2015 Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of its tangible and intangible assets.

NOTE 6 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of September 30, 2016; the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011, and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 7,680,310 have been issued and are outstanding as of September 30, 2016.

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

The following tables summarize the share-based compensation expense recognized as a selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	$446	$378	$1,178	$1,194
Restricted stock (including performance awards)[1]	4,398	1,345	9,718	4,223
Total	$4,844	$1,723	$10,896	$5,417
1Compensation expense includes $0.6 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, related to the shares issued to the former employees of OSN, which was acquired in 2015, for continued employment. In addition, the expense also includes $0.3 million for the three and nine months ended September 30, 2016 related to the Company's Employee Stock Purchase Plan ("ESPP"). Both topics are discussed in more detail below. No such expense was recorded in 2015 for shares issued to OSN as well as expense related to ESPP.

As of September 30, 2016, there was $25.6 million of total unrecognized compensation cost related to unvested share-based compensation agreements. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	September 30, 2016
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Yrs)
Stock options	$4,127	2.5
Restricted stock (including performance awards)	21,432	2.4
Total	$25,559	2.4

The following tables summarize the stock options and restricted stock granted during the three and nine months ended September 30, 2016 and 2015, respectively (amounts in thousands, except shares data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options granted	3,000	33,750	158,958	284,117
Fair value of stock options granted	$30	$349	$971	$2,425

Restricted stock granted (including performance awards)	100,059	68,970	629,362	431,279
Fair value of restricted stock granted	$1,846	$1,616	$9,170	$7,770

Performance Awards

In 2014, the Company granted $7.8 million of restricted stock contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing stock-based compensation expense for these grants once the achievement of the performance criteria was considered probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably over the subsequent two years. As of September 30, 2016, unamortized compensation cost related to the unvested 2014 Performance Awards was $1.8 million.

In 2015, the Company granted $17.2 million of restricted stock contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date. As the achievement of the performance criteria is not yet considered probable, the full $17.2 million remains unamortized as of September 30, 2016 and has been excluded from the tables above.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lessor of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The offering periods generally commence on the first day and the last day of each quarter. At September 30, 2016, 422,721 shares were available for issuance under the ESPP. As of September 30, 2016, the company has recognized $0.3 million of compensation expense related to the ESPP.

Shares Issued in Acquisition

In conjunction with the acquisition of OSN, the Company issued $3.6 million, or 289,055 unregistered shares, of common stock to the selling shareholders of OSN subject to a continuing employment period of 18 months. The fair value of this issuance was calculated using the value of GTT common stock on the acquisition date less a discount for lack of marketability. The $3.6 million is being expensed over the 18 month service period. As of September 30, 2016, unamortized compensation expense was $1.4 million and will be recognized over the remaining six months.

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

For the three months ended September 30, 2016, the Company earned income before taxes of $5.0 million and incurred a tax benefit of $0.1 million, which resulted in an effective tax rate of (1.8)%, as compared to an effective tax rate of 6.0% for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 differs from the statutory U.S. federal income tax rate of 35.0% primarily due to changes in the amount of income before income taxes between the U.S. and foreign countries. The change in the current quarter effective tax rate compared to prior year was primarily due to the tax impact of U.S. losses in the prior year that did not produce a tax benefit.

For the nine months ended September 30, 2016, the Company earned income before taxes of $6.4 million and incurred tax expense of $0.3 million, which resulted in an effective tax rate of 5.0% as compared to an effective tax rate of 1.5% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 differs from the statutory U.S. federal income tax rate of 35.0% primarily due to state tax expense, foreign tax rate differences and a discrete benefit related to foreign provision-to-return adjustments. The change in the current quarter effective tax rate compared to prior year was primarily due to the tax impact of US losses in the prior year that did not produce a tax benefit.

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

During the nine months ended September 30, 2016, the Company incurred $1.5 million in charges associated with the acquisition of Telnes offset by $0.1 million in finalization of prior acquisitions. The Company paid $2.7 million in employee termination benefits consisting of $0.8 million, $1.0 million, and $0.9 million related to the acquisitions of MegaPath, OSN, and Telnes, respectively. The Company paid $0.8 million in lease terminations cost consisting of $0.6 million related to the MegaPath acquisition and $0.2 related to the OSN acquisition. Payments made for other contract terminations cost was primarily related to the acquisition of MegaPath for $0.5 million.

The Company released an accrual for $0.6 million related to the finalization of the Telnes purchase price allocation during the third quarter of fiscal 2016. The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the nine months ended September 30, 2016 (amounts in thousands):

	Balance, December 31, 2015	Charges and Adjustments	Payments	Balance, September 30, 2016
Employee Termination Benefits	$1,903	$870	$(2,728)	$45
Contract Terminations:
Lease terminations	3,035	—	(838)	2,197
Other contract terminations	1,895	(102)	(586)	1,207
	$6,833	$768	$(4,152)	$3,449

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The annual commitments, contractual obligations, and non-cancelable leases as of September 30, 2016 have not materially changed from the year ended December 31, 2015. For details on the Company's commitments and obligations, please refer to Note 13 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of September 30, 2016, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

NOTE 10 — SUBSEQUENT EVENTS

On November 8, 2016, the Company executed a Share Purchase Agreement (the “Purchase Agreement”) to acquire 100% of Hibernia NGS Limited, a private company (“Hibernia”).  Pursuant to the Purchase Agreement, at closing the Company will pay $515 million in cash plus $75 million in newly issued common stock.  The purchase price is subject to a final post-closing reconciliation for closing date cash, working capital, transaction expenses, indebtedness and certain tax payments.  The transaction is expected to close by the end of the first quarter of 2017.

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

•	Executive Summary - a general description of our business and key highlights of the three and nine months ended September 30, 2016.

•	Recent Developments Affecting Our Results - a discussion of recent developments that may impact our business in the future.

•	Critical Accounting Policies and Estimates - a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations - an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

Our total revenue is comprised of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue, and burst revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended September 30, 2016, MRR was approximately 92% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation and equipment charges to customers; and one-time termination charges for customers who cancel their services prior to the contract termination date. Burst revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in its contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any network supplier contracts which involve financial or derivative instruments. The network supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of September 30, 2016, we had 650 full-time equivalent employees. For the three months ended September 30, 2016, the total employee cash compensation and benefits represented approximately 14% of total revenue.

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

Pursuant to the requirements of Regulation G, whenever we refer to a non-GAAP financial measure we will also present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is defined by us as income/(loss) before interest, income taxes, depreciation and amortization ("EBITDA") adjusted to exclude severance, restructuring and other exit costs, acquisition-related transaction and integration costs, losses on extinguishment of debt, share-based compensation, and from time to time, other non-cash or non-recurring items. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures we use for planning and forecasting future periods. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures. In addition, we have debt covenants that are based on a leverage ratio which utilizes a modified EBITDA calculation, as defined in our credit agreement. The modified EBITDA calculation is similar to our definition of Adjusted EBITDA; however it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the applicable reporting period. Finally, Adjusted EBITDA results, along with other quantitative and qualitative information, are utilized by management and our compensation committee for purposes of determining bonus payouts to our employees.

Adjusted EBITDA Less Capital Expenditures

Adjusted EBITDA less purchases of property and equipment, which we also refer to as capital expenditures or capex, is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support our expected revenue, and to provide a comparable view of our performance relative to other telecommunications companies who may utilize different strategies for providing access to fiber-based services and related infrastructure. We use a “capex light” strategy, which means we purchase fiber-based services and related infrastructure from other providers on an as-needed basis, pursuant to our customers’ requirements. Many other telecommunications companies spend significant amounts of capital expenditures to construct their own fiber networks and data centers, and attempt to purchase as little as possible from other providers. As a result of our strategy, we typically have lower Adjusted EBITDA margins compared to other providers, but also spend much less on capital expenditures relative to our revenue. We believe it is important to take both of these factors into account when evaluating our performance.
The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures from Net Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015

Adjusted EBITDA
Net income (loss)	$5,127	$1,762	$6,114	$(8,284)
Provision for (benefit from) income taxes	(89)	(99)	320	(124)
Interest and other expense, net	7,197	3,786	22,162	9,627
Loss on debt extinguishment	—	—	1,632	1,056
Depreciation and amortization	14,880	12,631	46,139	32,472
Severance, restructuring and other exit costs	(625)	—	870	7,747
Transaction and integration costs	801	1,044	3,124	3,595
Share-based compensation	4,844	1,723	10,896	5,417
Adjusted EBITDA	32,135	20,847	91,257	51,506

Purchases of property and equipment	(5,525)	(3,532)	(17,813)	(9,842)
Adjusted EBITDA less capital expenditures	$26,610	$17,315	$73,444	$41,664

Recent Developments Affecting Our Results

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

Results of Operations

Our consolidated results of operations are heavily influenced by acquisitions. The acquisitions that affect the three and nine months ended September 30, 2016 and 2015, respectively, include: MegaPath Corporation ("MegaPath) acquired on April 1, 2015, One Source Networks ("OSN") acquired on October 1, 2015, and Telnes Broadband ("Telnes") acquired on February 4, 2016.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	$ Variance	%

Revenue:
Telecommunications services	$131,851	$96,996	$34,855	35.9%

Operating expenses:
Cost of telecommunications services	68,184	53,363	14,821	27.8%
Selling, general and administrative expenses	37,177	25,553	11,624	45.5%
Severance, restructuring and other exit costs	(625)	—	(625)	*
Depreciation and amortization	14,880	12,631	2,249	17.8%

Total operating expenses	119,616	91,547	28,069	30.7%

Operating income	12,235	5,449	6,786	124.5%

Other expense:
Interest expense, net	(7,123)	(3,080)	(4,043)	131.3%
Other expense, net	(74)	(706)	632	(89.5)%

Total other expense	(7,197)	(3,786)	(3,411)	90.1%

Income (loss) before income taxes	5,038	1,663	3,375	202.9%

(Benefit from) provision for income taxes	(89)	(99)	10	(10.1)%

Net income (loss)	$5,127	$1,762	$3,365	191.0%
* - Not meaningful

Revenue
Our revenue increased by $34.9 million, or 35.9%, from $97.0 million for the three months ended September 30, 2015 to $131.9 million for the three months ended September 30, 2016. The increase was primarily due to the acquisitions of OSN and Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2015 revenue would have been higher by $1.3 million for the three months ended September 30, 2016.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $14.8 million, or 27.8%, from $53.4 million for the three months ended September 30, 2015 to $68.2 million for the three months ended September 30, 2016. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisitions of OSN and Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2015, cost of telecommunications services provided would have been higher by $0.5 million for the three months ended September 30, 2016.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $11.6 million to $37.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was due primarily to the acquisitions of OSN and Telnes, resulting in increased payroll and commission expense. Additionally, non-cash compensation increased by $3.1 million or 181.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the recognition of share-based compensation on performance awards where the performance criteria have been met, certain shares issued in the OSN acquisition and an overall increase in employee equity awards. We incurred $4.8 million and $1.7 million of non-cash compensation expense for the three months ended September 30, 2016 and 2015, respectively.

Severance, Restructuring and Other Exit Costs. For the three months ended September 30, 2016, we released restructuring charges of $0.6 million relating to the Telnes acquisition. There were no charges incurred for the three months ended September 30, 2015.

Depreciation and Amortization. Amortization of intangible assets increased $4.1 million or 68.3%, from $6.0 million to $10.1 million for the three months ended September 30, 2016, due to the additional definite-lived intangible assets recorded in the OSN and Telnes acquisitions. Depreciation expense decreased $1.8 million, or 28.2% from $6.6 million to $4.8 million for the three months ended September 30, 2016, primarily due to various assets related to the Tinet acquisition, completed in 2013, becoming fully depreciated during the third quarter of fiscal 2016.

Other Expense. Other expense increased by $3.4 million to $7.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This is primarily attributed to higher interest expense due to higher debt levels driven by the acquisitions in fiscal 2015.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2015, operating expenses would have been higher by $0.3 million for the three months ended September 30, 2016. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Variance	%

Revenue:
Telecommunications services	$385,201	$254,425	$130,776	51.4%

Operating expenses:
Cost of telecommunications services	202,653	142,521	60,132	42.2%
Selling, general and administrative expenses	105,311	69,410	35,901	51.7%
Severance, restructuring and other exit costs	870	7,747	(6,877)	*
Depreciation and amortization	46,139	32,472	13,667	42.1%

Total operating expenses	354,973	252,150	102,823	40.8%

Operating income	30,228	2,275	27,953	1,228.7%

Other expense:
Interest expense, net	(21,620)	(7,829)	(13,791)	176.2%
Loss on debt extinguishment	(1,632)	(1,056)	(576)	54.5%
Other expense, net	(542)	(1,798)	1,256	(69.9)%

Total other expense	(23,794)	(10,683)	(13,111)	122.7%

Income (loss) before income taxes	6,434	(8,408)	14,842	(176.5)%

Provision for (benefit from) income taxes	320	(124)	444	(358.1)%

Net income (loss)	$6,114	$(8,284)	$14,398	(173.8)%
* - Not meaningful

Revenue
Our revenue increased by $130.8 million or 51.4%, from $254.4 million for the nine months ended September 30, 2015 to $385.2 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisitions of MegaPath, OSN and Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2015 revenue would have been higher by $2.2 million for the nine months ended September 30, 2016.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $60.1 million, or 42.2%, from $142.5 million for the nine months ended September 30, 2015 to $202.7 million for the nine months ended September 30, 2016. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisitions of MegaPath, OSN, Telnes, as well as organic growth.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2015, cost of telecommunications services provided would have been higher by $0.8 million for the nine months ended September 30, 2016.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $35.9 million to $105.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was due primarily to the acquisitions of MegaPath, OSN, and Telnes. Non-cash compensation increased by $5.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the recognition of share-based compensation on performance awards where the performance criteria have been met and certain shares issued in the OSN acquisition.

Severance, Restructuring and Other Exit Costs. Restructuring cost was $0.9 million for the nine months ended September 30, 2016, associated with the acquisition of Telnes, and $7.7 million for the nine months ended September 30, 2015, related to the acquisition of MegaPath.

Depreciation and Amortization. Amortization of intangible assets increased $13.1 million or 80.4%, from $16.4 million to $29.5 million for the nine months ended September 30, 2016, due to the additional definite-lived intangible assets recorded in the acquisitions of MegaPath and OSN. Depreciation expense increased slightly by $0.5 million, or 3.2%, from $16.1 million to $16.6 million for the nine months ended September 30, 2016. The was primarily due to various assets related to the Tinet acquisition, completed in 2013, becoming fully depreciated during the third quarter of fiscal 2016.

Other Expense. Other expense increased by $13.1 million to $23.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This is primarily attributed to higher interest expense due to higher debt levels driven by the acquisitions in fiscal 2015 and 2016.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2015, operating expenses would have been higher by $0.5 million for the nine months ended September 30, 2016. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

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

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. As of September 30, 2016, we had approximately $15.4 million in cash and cash equivalents, and our current assets were $34.2 million greater than current liabilities. Our current liabilities include $7.1 million of holdback obligations, of which $1.3 million is payable in 2016. In addition, a substantial portion of accrued severance and exit costs totaling $3.4 million is expected to be paid in 2016. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months, including the scheduled principal repayments of the October 2015 Credit Agreement and the associated interest cost. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

During the nine months ended September 30, 2016 and 2015, we made cash payments for interest totaling $19.9 million and $7.4 million, respectively. The increase in interest payments was a result of the October 2015 Credit Agreement as discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements.

The following table summarizes the net cash activities for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Consolidated Statements of Cash Flows Data	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$32,767	$19,883
Net cash used in investing activities	(37,959)	(141,239)
Net cash provided by financing activities	7,871	90,590

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $32.8 million and $19.9 million, respectively. Our largest source of cash provided by operating activities is generated by monthly recurring revenue. Our primary uses of cash are payments to network suppliers, compensation related costs and other third party vendors, such as agents, contractors, and professional service providers. Cash provided by operating activities during the nine months ended September 30, 2016 included $19.9 million in interest; $3.1 million in transaction and integration costs relating to the acquisitions of Megapath, OSN, and Telnes, and an overall working capital use of approximately $33.8 million. The working capital use was driven by an effort to improve the timeliness of payments to our key vendors, and slower payment timing by some of our larger customers.  We do not expect this level of cash use from working capital to continue going forward. Cash provided by operating activities during the nine months ended September 30, 2015 included $7.4 million in interest, and an overall working capital use of $12.4 million.

Cash Used in Investing Activities

Cash used in investing activities was $37.9 million for the nine months ended September 30, 2016, consisting primarily of $14.1 million for the Telnes acquisition, $6.0 million of cash used for the purchase of customer contracts, and $17.8 million for capital expenditures. Cash used in investing activities was approximately $141.2 million for the nine months ended September 30, 2015, primarily for the acquisition of MegaPath.

We expect to continue to incur annual capital expenditures in the range of 4% - 5% of revenue.

Cash Provided by Financing Activities

Net cash provided by financing activities was $7.9 million for the nine months ended September 30, 2016, consisting primarily of $25.8 million in net proceeds from debt issuance under the October 2015 Credit Agreement offset by the payment of holdbacks ($15.6 million), primarily related to the acquisition of MegaPath, and a final earn-out ($0.5 million) from a previous acquisition. Net cash provided by financing activities for the nine months ended September 30, 2015 was $90.6 million, consisting primarily of net proceeds from debt issuance related to the MegaPath acquisition.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of September 30, 2016, the estimated annual commitments for contractual agreements and non-cancelable operating and capital leases have not materially changed from the year ended December 31, 2015, as disclosed in the Company's Annual Report on Form 10-K.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of September 30, 2016, we had $426.9 million and $6.0 million in term loans and revolving loans, respectively. The interest expense associated with our credit facility will vary with market rates, specifically LIBOR.

For purposes of the following hypothetical calculations, we have used the October 2015 Credit Agreement, which carries an interest rate equal to LIBOR plus 4.75%, with a LIBOR floor of 1.0%. Current LIBOR rates are below 1.0%, which means there would not be any impact to our income or cash flows from an increase in LIBOR until LIBOR exceeds 1.0%.  Based on current rates, a hypothetical 100 basis point increase in LIBOR would increase annual interest expense by approximately $3.8 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would increase annual interest expense by approximately $13.2 million, which would decrease our income and cash flows by the same amount.

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

Approximately 13% of our revenues for the three months ended September 30, 2016 are generated by non-US entities, of which 53% is recorded in Euros and the remainder is recorded in GBP. Approximately 10% of our cost of telecommunications services provided and approximately 8% of our selling, general and administrative expenses for the three months ended September 30, 2016 are generated by the same non-US entities. Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial condition or results of operations.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2016, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

101*
 The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	November 9, 2016		(Principal Accounting Officer)