Form 10-K
period 2016-12-31
GTT Communications, Inc.
filed 2017-03-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (26,633,462 shares) based on the $18.48 closing price of the registrant’s common stock as reported on the NYSE MKT on June 30, 2016, was $492,186,378. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 8, 2017, 40,998,289 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

i

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Form 10-K ("Annual Report") may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"). Any statements included or incorporated by reference in this Annual Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. You can identify these forward-looking statements by the use of words or phrases such as "may," "likely," "potentially," "will," "expect," "intend," "anticipate," "projects," "believe," "estimate," "plan," "could," "should," "opportunity," and "continue" or similar words, whether in the negative or the affirmative. Forward-looking statements include information concerning our business strategy, plans, and goals and objectives, as well as information concerning the expected timing, consummation and financial benefits of certain transactions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These forward-looking statements are subject to known and unknown risks, uncertainties and factors or events that may cause our actual results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These statements include, among others, statements concerning:

•our business and our strategy for continuing to pursue our business;

•	our integration of the operations from recent and anticipated acquisitions, and realization of anticipated benefits and synergies in connection with the acquisitions;

•	anticipated growth of our industry;

•	expectations as to our future revenue, margins, expenses, cash flows, profitability and capital requirements; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements are subject to risks and uncertainties, including financial, regulatory, environmental, and industry projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Factors, contingencies, and risks that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the effects on our business and customers of general economic and financial market conditions, as well as the following:

•	our ability to achieve the expected benefits of certain transactions;

•	our ability to develop and market new products and services that meet customer demands and generate acceptable margins;

•	our reliance on several large customers;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to prevent process and system failures or security breaches that significantly disrupt the availability and quality of the services that we provide;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund acquisitions and capital expenditures;

•	our ability to meet all the terms and conditions of our debt obligations;

•	our ability to obtain capital to grow our business;

•	our ability to utilize our net operating losses;

•	expectations regarding the trading price of our common stock; and

•	our ability to complete acquisitions or divestitures and effectively integrate any business or operation acquired.

ii

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business. Such risks and uncertainties include, among others, factors discussed under the section entitled "Risk Factors" in this Annual Report. Any such risks and uncertainties could materially and adversely affect our results of operations, our profitability and our cash flows, which could, in turn, have a material adverse impact on our ability to make payments on our debt.

You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date of which statements were made. We expressly disclaim any obligation to update our forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise, except as required by law.

You should understand that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements included or incorporated by reference in this Annual Report by these cautionary statements. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. You should carefully consider the risk factors contained herein, in addition to the other information included or incorporated by reference.

iii

PART I

ITEM 1. BUSINESS

Overview

GTT Communications, Inc. ("GTT," the "Company," "we" or "us") is a provider of cloud networking services to multinational clients. We offer a broad portfolio of global services including: wide area network ("WAN") services; Internet services; managed network and security services; and voice and unified communication services.

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprises, carriers and government customers in over 100 countries. We differentiate ourselves from our competition by delivering service to our clients with simplicity, speed and agility.

We are a Delaware corporation founded in 2005. As of December 31, 2016, we had 662 full-time equivalent employees.

Strategy

Multinational clients are shifting greater amounts of traffic to cloud-based applications and outsourcing IT infrastructure services, which creates significant opportunities for GTT. Our cloud connectivity services are designed to capitalize on these growing market demands. We believe our global networking services provide a better way for multinational clients to reach the cloud.

Our strategy is focused on three key elements:

Expanding cloud networking services to multinational clients. Our network assets and services are built to serve the requirements of large, global clients. These organizations have increasing demands for scalable and flexible network connectivity services due to the rapid adoption of cloud-based applications and increasing data usage across locations driven by increasing file sizes, voice, video and real-time collaboration tools. In addition, enterprise CIOs and technology executives are increasingly using third-party management of their network and IT infrastructure so their teams can focus on application development and performance. We are one of the few non-incumbent providers with the product breadth, global scope and operating experience to meet the sophisticated networking needs and managed service requirements of the world’s most demanding multinational clients, and we will continue to look for ways to expand our portfolio of services to meet our clients’ needs.

Extending secure network connectivity to any location in the world and any application in the cloud. We operate one of the five largest IP networks in the world, and our global access footprint is one of the broadest in the industry. Network connectivity is a fundamental requirement for clients to realize the full benefits of cloud computing, and they are increasingly demanding dedicated, secure and high-bandwidth connectivity between their various office locations and leading cloud service providers for mission-critical applications and services. We can connect any client location in the world to our global network through our relationships with approximately 2,000 regional suppliers. We will continue to seek opportunities to expand our global footprint to enable our clients to connect to the cloud more efficiently and cost-effectively.

Delivering outstanding client experience by living our core values of Simplicity, Speed and Agility. We strive to be easy to work with, fast and responsive, and to say “yes” to our clients. We are committed to delivering high-quality, reliable and secure services that will continue to attract new clients and create additional opportunities with existing clients. We believe that by operating all areas of our business with simplicity, speed and agility, we are able to offer customers a better service experience than larger incumbent providers.

We execute on this strategy both organically and through strategic acquisitions. We have completed many acquisitions throughout our history, and we believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, augment our product set, and broaden our customer base. We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate these opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including the strategic fit within our existing businesses, the ability to integrate people, systems and network quickly, and the opportunity to create value through the realization of cost synergies.

Global Network

Our global network assets are deployed in North America, Europe, the Middle East, Asia and Australia. Our Tier 1 IP network consists of approximately 250 points of presence ("PoPs") in top data centers around the world, connected with resilient and redundant transport. Based on industry data, our IP backbone is consistently ranked a top five network in terms of internet routes.

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

We employ a "capex light" model, which leverages the sophisticated routing and switching infrastructure in our core global network, then integrates network access leased from last mile carriers. This business model benefits us and our customers. We are able to quickly add capacity as needed, minimize infrastructure deployment, maintenance and replacement costs, and focus solely on designing the best network solutions for our clients' specific needs.

Service Offerings

We deliver four primary service offerings to our customers:

Wide Area Network Services

We provide Layer 2 (Ethernet) and Layer 3 (MPLS) WAN solutions to meet the growing needs of multinational clients regardless of location. We design and implement custom private, public and hybrid cloud network solutions, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. Using our advanced multipoint and virtual private lan service ("VPLS") functionality, which provide Ethernet-based multipoint to multipoint communication over IP or MPLS networks, customers can directly connect locations anywhere in the world with a single Ethernet port at each location, sharing information between locations as easily as over a local network. Our WAN service is available in point-to-point, point-to-multipoint, and full mesh configurations. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

Through GTT’s WAN services, clients can securely connect to cloud service providers in data centers and exchanges around the world. Our Cloud Connect feature provides private, secure, pre-established connectivity to leading cloud service providers. Clients can connect to GTT in one location and have access to a broad cloud service provider ecosystem from anywhere in the world.

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

Managed Services

We offer fully managed network services, including managed equipment, managed security services and managed remote access, enabling customers to focus on their core business. These end-to-end services cover the design, procurement, implementation, monitoring and maintenance of a customer’s network.

•
Managed CPE. Managed CPE provides a turnkey solution for the end-to-end management of customer premise equipment, from premises through the core network. This includes the design, procurement, implementation, monitoring and maintenance of equipment including routers, switches, servers and Wi-Fi access points.

•
Security Services. Our cloud-based and premises-based security services provide a comprehensive, multi-layered security solution that protects the network while meeting the most stringent security standards. Our Unified Threat Management (“UTM”) services include advanced firewall, intrusion detection, anti-virus, web filtering and anti-spam. UTM services also cover a broad range of compliance requirements, offering customers Security-as-a-Service versions of managed logging, vulnerability scanning and security information management that meet numerous security standards, including Payment Card Industry / Cardholder Information Security Program ("PCI/CISP") compliance.

•
Managed Remote Access. Our Managed Remote Access service provides clients of all sizes with secure remote access to their network applications from any device, anywhere, anytime from any authorized user. Managed Remote Access extends network reach, allowing trusted users to establish a secure data connection from any browser or device using Transport Layer Security to encrypt all traffic and protect the network from unauthorized users.

Voice and Unified Communication Services

•
SIP Trunking. Our SIP Trunking service is an enterprise-built unified communications offering that integrates voice, video and chat onto a single IP connection, driving efficiency and productivity organization-wide. The service is interoperable with key Unified Communications ("UC") platforms such as Cisco, Avaya, ShoreTel, Siemens and Microsoft to support collaboration requirements, as well as with legacy infrastructure. SIP Trunking brings substantial cost savings by eliminating legacy infrastructure and providing more predictable local and long-distance costs. SIP Trunking is delivered over our fully redundant and robust global network that is purpose-built to handle bandwidth-intensive communication services. The service includes a full suite of international telephony services, including direct inward dialing ("DIDs"), toll-free numbers, termination and emergency services. We also offer customized redundancy options to meet clients' most stringent disaster recovery requirements, as well as a secure trunking option for encryption of sensitive call signaling and media.

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

Operations

Supplier Management

We have strong, long-standing relationships with a diverse group of approximately 2,000 suppliers from which we source our global network connectivity, last-mile bandwidth capacity and other services. We maintain multiple supplier agreements covering diverse routes throughout our network to ensure service continuity, competitive pricing, bandwidth capacity and improved carrier responsiveness.

For our core global network, supplier agreements are typically one-year commitments with an option to renew, which enables us to (i) maintain significant flexibility regarding the amount of bandwidth purchased and (ii) consistently benefit from the latest competitive pricing. For last-mile connections, we typically structure the lease term to match the term of the underlying customer contract.

Our supplier management team continually monitors supplier performance, network information and pricing to provide greater choice, flexibility and cost savings for our customers.

Network Operations

Our network is supported by global Network Operations Centers (NOCs) located in Austin, Texas; Belfast, Northern Ireland; Denver, Colorado, Lemont Furnace, Pennsylvania; and Seattle, Washington. The NOCs provide active monitoring, prioritization and resolution of network-related events 24 hours per day, 365 days per year. Our NOCs also respond to customer network inquiries, and coordinate and notify customers of maintenance activities.

IT Systems

We provide customers with advanced routing control and visibility into their network performance. Our proprietary online client portal provides customers with online access to monitor their network performance and track real-time statistics.

We have developed a comprehensive Client Management Database (CMD) that manages our network, customer and supplier contracts, sales quoting, service provisioning, and customer and supplier invoicing. CMD also supports our financial reporting and other operational processes. Our CMD system has been in operation since our inception, and its capabilities and processes are continually enhanced and automated. The CMD system provides our management team with visibility into all areas of our operations and allows us to operate with simplicity, speed and agility.

Sales and Marketing

We market our products and services through a global direct sales force and indirect sales channels. We have sales representatives throughout North America, Europe, Middle East, and Asia. Our sales activities are specifically focused on building relationships with new clients and driving expansion within existing client accounts. Because we typically sell to large, global clients and our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat customer business. We supplement our direct sales approach with a trusted community of agents and integrators who already have personal relationships with many leading multinational clients.

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

Customers

Our customer base consists of enterprise, carrier and government clients around the world. Our multinational enterprise client base includes leading organizations in financial services, healthcare, technology, manufacturing, retail media and entertainment, and business services verticals. Carrier customers include some of the largest telecommunications firms in the world, who rely on our global network to extend their reach.

Our customer contracts for network services range from one to five years or more for the initial term. Following the initial term, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Competition

We operate in a highly competitive industry. Our competitors include incumbent local exchange carriers, competitive local exchange carriers, Internet service providers and other facilities-based operators. Many of these competitors are large, well-capitalized, and have strong market presence, brand recognition and existing customer relationships. We also face competition from smaller providers who offer network services and managed enterprise solutions similar to ours. Specific competitors vary based on geography and product offerings.

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

Where certification, licensing or authorization is required, carriers are required to comply with certain ongoing responsibilities. For example, we are required to submit periodic reports to various telecommunications regulatory authorities relating to the provision of services within the relevant jurisdiction. In addition, we are responsible for the payment of certain regulatory fees and the collection and remittance of certain surcharges and fees associated with the provision of telecommunications services depending upon the jurisdiction, the type of service and the type of customer.

Intellectual Property

We do not own any patent registrations, applications or licenses.

Available Information

We make available, through our website, www.gtt.net, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, promptly after they are electronically filed with the Securities and Exchange Commission (the "SEC"). We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

We are required to maintain, repair, upgrade and replace our network and facilities and our network could suffer serious disruption if certain locations experience serious damage.

Our business requires that we maintain, upgrade, repair and periodically replace parts of our network facilities. This requires, and will continue to require, management time and the expenditure of capital on a regular basis. In the event that we fail to maintain, upgrade or replace essential portions of our network facilities, it could lead to a material degradation in the level of service that we provide, which would adversely affect our business.

There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged, a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities, our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. In the event of such damage to any of our owned infrastructure, we will be required to incur expenses to repair such damage. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our business, operating results and cash flows.

We may have difficulty and experience disruptions as we add features and upgrade our network.

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

We may make purchase commitments to vendors for longer terms or in excess of the volumes committed by our underlying customers, or we may occasionally have certain sales commitments to customers that extend beyond our commitments from our underlying suppliers.

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

We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for our services and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and the inability to prepare accurate and timely financial statements, all of which would adversely affect our business and results of operations.

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

Although we believe our liability for third-party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third-party content stored or transmitted on our networks.  Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. If we decide to implement additional measures to reduce our exposure to these risks or if we are required to defend ourselves against these kinds of claims, our operating results and financial condition could be negatively affected.

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

Our revenue is relatively concentrated among a small number of customers, and the loss of any of these customers could significantly harm our business, financial condition, results of operations and cash flows.

Our largest single customer, based on recurring revenue, accounted for approximately 5% of our revenue for the year ended December 31, 2016, and revenues from our top five customers accounted for approximately 15% of our revenue for the year ended December 31, 2016. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to three years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

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

We have grown rapidly and intend to continue to acquire complementary businesses and assets. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. Businesses and assets that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various claim expiration periods, materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition.

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

We have rapidly grown our company through acquisitions of companies and assets and the acquisition of new customers through our own sales efforts. In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. While no single customer accounted for more than 6% of our 2016 revenue, the loss of or reduced purchases from several significant customers could impair our growth, cash flow and profitability. Customers can be reluctant to switch providers of bandwidth services because it can involve substantial expense and technical difficulty. That can make it harder for us to acquire new customers through our own sales efforts. Our expansion may place strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop and retain an effective sales force and other qualified personnel;

•	maintain the quality of our operations and our service offerings;

•	attract customers to switch from their current providers to us in spite of the costs associated with switching providers;

•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and

•	expand our operational information systems in order to support our growth, including integrating new customers without disruption.

We expect that economies of scale will allow us to increase revenue while incurring incremental costs that are proportionately lower than those applicable to our existing businesses. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if our revenue growth goals are achieved.

We are highly dependent on our management team and other key employees.

We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. If we lost members of our management team or other key employees, or if we are unable to recruit qualified employees in the future, it would likely have a material adverse effect on our business and our cash flows.

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

Some of our customer agreements contain service level obligations that could subject us to liability or the loss of revenue.

Some of our contracts with customers contain service level guarantees (including network availability) and service delivery date targets, which, if not met, enable customers to claim credits and, under certain conditions, terminate their agreements. Our failure to meet our service level guarantees could adversely affect our business, financial condition and results of operations. Lost revenue from failure to meet service level guarantees was de minimis for the years ended December 31, 2015 and 2016. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements, which could adversely affect our financial conditions and operations.

Our international operations expose us to currency risk.

We conduct a portion of our business using the British Pound Sterling and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the Euro and the Pound in recent periods. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be adversely affected.

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

At December 31, 2016, we had $71.7 million of U.S. federal net operating loss carryforwards (“NOLs”) net of limitations under Section 382. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

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

We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

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

We face significant competition from incumbent carriers, Internet service providers and facilities-based network operators. Relative to us, many of these providers have significantly greater financial, technological and personnel resources, more well-established brand names, superior marketing capabilities, greater network reach, larger customer bases, and more diverse strategic plans and service offerings. Most of these competitors are also our customers and suppliers. Intense competition from these traditional and new communications companies has led to declining prices and margins for many communications services, and we expect this trend to continue as competition intensifies in the future. Our competitors may also introduce new technologies or services that could make our services less attractive to potential customers.

Certain of our services are subject to regulation that could change or otherwise impact us in an adverse manner.

Communications services are subject to domestic and international regulation at the federal, state and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”). In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Local governments also exercise legal authority that may have an adverse effect on our business because of our need to obtain rights-of-way for certain portions of our network. While local governments may not prohibit persons from providing telecommunications services nor treat telecommunications service providers in a discriminatory manner, they can affect the timing and costs associated with our use of public rights-of-way. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States and Europe.

Our growth and financial health are subject to a number of economic risks.

A downturn in the world economy, especially the economies of North America and Europe, would negatively impact our growth. We would be particularly impacted by a decline in the development of new applications and businesses that make use of the Internet, which depend on numerous factors beyond our control. Our revenue growth is predicated on growing use of the Internet that makes up for the declining prices of Internet service. An economic downturn could impact the Internet business more significantly than other businesses that are less dependent on new applications and growth in the use of those applications because of the retrenchment by consumers and businesses that typically occur in an economic downturn.

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

Despite our leverage, we may still be able to incur more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt facilities restrict, but do not completely prohibit, us from doing so. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may be subject to interest rate risk, and increasing interest rates may increase our interest expense.

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

In addition, the credit agreement requires us to comply with specified financial ratios, including ratios regarding secured leverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in our credit agreement or any future agreements related to indebtedness or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate the ability to borrow under the Revolver. If the amounts outstanding under the credit agreement or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed. In such a situation, we could be forced to file for bankruptcy or seek other protections from creditors.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors, many of which are beyond our control.

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

H. Brian Thompson, the Company’s Executive Chairman of the Board of Directors, and Universal Telecommunications, Inc., Mr. Thompson’s private equity investment and advisory firm, owned 6,789,166 shares of our common stock at February 20, 2017. Based on the number of shares of our common stock outstanding on February 20, 2017, Mr. Thompson and Universal Telecommunications, Inc. beneficially own approximately 17% of our common stock. In addition, as of February 20, 2017, our executive officers, directors and affiliated entities, excluding Mr. Thompson and Universal Telecommunications, Inc., together beneficially owned common stock, without taking into account their unexercised options, representing approximately 8% of our common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts may require substantial additional financial, operational and managerial resources. While we believe we have sufficient liquidity as of December 31, 2016 to fund our working capital and other operating requirements, we may raise additional funds for acquisitions or to expand our operations. If we obtain additional funding in the future, we may seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

It may be difficult for you to resell shares of our common stock given the limited trading volume in our stock.

Our common stock has been listed on the NYSE since November 2014, and prior to this listing our common stock was thinly traded on the NYSE MKT and OTC Markets.  During 2016, on average, approximately 100,000 to 200,000 shares of our common stock traded each day on the NYSE. Therefore, in addition to the concentrated ownership of our capital stock, limited daily trading volumes may further impair your ability to sell your shares when you want to do so and could depress our stock price. As a result, you may find it difficult to obtain or dispose of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of the Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we did not own any real estate and leased all of our facilities, which includes office space, data centers, colocation facilities and PoPs. Our corporate headquarters facility consists of approximately 19,000 square feet, located in McLean, Virginia. We also lease corporate office space in the following cities around the world:

•	North America:

Phoenix, AZ	Chicago, IL	Trooper, PA	Seattle, WA
Costa Mesa, CA	New York, NY	Austin, TX
Pleasanton, CA	Lemont Furnace, PA	Frisco, TX

•	Europe:

London, England	Frankfurt, Germany	Cagliari, Italy	Belfast, Northern Ireland

•	Asia:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Equity Securities

Our common stock trades on the NYSE under the symbol "GTT" and has traded on the NYSE since November 28, 2014. Prior to November 28, 2014, our common stock traded on the NYSE MKT.
The following table sets forth, for the calendar quarters indicated, the quarterly high and low sales information of our common stock as reported on the NYSE since November 28, 2014 and on the NYSE MKT from January 1, 2014 to November 28, 2014. As of March 8, 2017, there were approximately 185 holders of record of our common stock, par value $.0001 per share.

	Common Stock
	High	Low
2015
First Quarter	$19.34	$11.32
Second Quarter	$24.65	$17.62
Third Quarter	$26.64	$14.00
Fourth Quarter	$25.13	$15.87
2016
First Quarter	$18.70	$12.31
Second Quarter	$18.88	$14.96
Third Quarter	$24.20	$17.55
Fourth Quarter	$29.75	$20.80

Dividends

We have not paid any dividends on our common stock to date, and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing from the credit agreement that we have entered into preclude us from paying dividends until certain conditions are met.

Performance Graph

The following performance graph compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2011 to December 31, 2016, against the cumulative total return for the same period of (1) The Standard & Poor's 500 (S&P 500) Index, (2) The Standard & Poor's (S&P) Telecom Select Industry Index, and (3) NASDAQ Telecommunication Index. The comparison below assumes $100 was invested on December 31, 2011, in our common stock, the S&P 500 Index, the S&P Telecom Select Industry Index, and NASDAQ Telecommunication Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/11 in stock or index. Fiscal year ending December 31.

Copyright © 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
GTT Communications, Inc.	$100.00	$237.29	$618.64	$1,121.19	$1,445.76	$2,436.44
S&P 500 ® Index	100.00	113.41	146.98	163.72	162.53	178.02
S&P Telecom Select Industry Index	100.00	110.91	135.36	140.02	135.78	168.28
NASDAQ Telecommunications Index	100.00	102.00	126.50	137.77	127.44	146.39
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the capital "Equity Plan Information" in our 2017 Proxy Statement.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts In thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Telecommunications service revenue	$521,688	$369,250	$207,343	$157,368	$107,877
Operating expenses:
Cost of telecommunications services	274,012	204,458	128,086	102,815	76,000
Selling, general and administrative expense	143,193	101,712	45,613	31,675	18,957
Severance, restructuring and other exit costs	870	12,670	9,425	7,677	701
Depreciation and amortization	62,788	46,708	24,921	17,157	7,296
Total operating expenses	480,863	365,548	208,045	159,324	102,954
Operating income (loss)	40,825	3,702	(702)	(1,956)	4,923
Interest expense, net	(29,428)	(13,942)	(8,454)	(8,408)	(4,686)
Loss on debt extinguishment	(1,632)	(3,420)	(3,104)	(706)	—
Other expense, net	(577)	(1,167)	(8,636)	(11,724)	(1,054)
Income (loss) before income taxes	9,188	(14,827)	(20,896)	(22,794)	(817)
Income tax expense (benefit)	3,928	(34,131)	2,083	(2,005)	746
Net income (loss)	$5,260	$19,304	$(22,979)	$(20,789)	$(1,563)
Net income (loss) per common share - basic	$0.14	$0.55	$(0.85)	$(0.95)	$(0.08)
Net income (loss) per common share - diluted	$0.14	$0.54	$(0.85)	$(0.95)	$(0.08)
Weighted average common shares - basic	37,055,663	34,973,284	27,011,381	21,985,241	18,960,347
Weighted average common shares - diluted	37,568,915	35,801,395	27,011,381	21,985,241	18,960,347

Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,748	$14,630	$49,256	$5,785	$4,726
Restricted cash and cash equivalents	304,266	—	—	—	—
Property and equipment, net	43,369	38,823	25,184	20,450	5,494
Total assets	953,261	596,454	266,478	171,756	97,756
Term loan	429,508	386,243	120,826	64,750	24,500
Mezzanine notes	—	—	—	27,710	15,481
7.875% Senior Note	300,000	—	—	—	—
Stockholders' equity	127,759	110,486	77,566	9,510	17,039

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

Company Overview

GTT Communications, Inc. is a provider of cloud networking services to multinational clients. We offer a broad portfolio of global services including: WAN services; Internet services; managed network and security services; and voice and unified communication services.

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprises, carriers and government customers in over 100 countries. We differentiate ourselves from our competition by delivering service to our clients with simplicity, speed and agility.

We deliver four primary service offerings to our customers:

•
WAN Services. We provide Layer 2 (Ethernet) and Layer 3 (MPLS) WAN solutions to meet the growing needs of multinational enterprises, carriers, service providers and content delivery networks regardless of location. We design and implement custom private, public and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

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

•
Managed Services. We offer fully managed network services, including managed equipment, managed security services and managed remote access, enabling customers to focus on their core business. These end-to-end services cover the design, procurement, implementation, monitoring and maintenance of a customer’s network.

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

Our revenue is composed of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue and usage revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the year ended December 31, 2016, MRR was approximately 91% of our revenue. Non-recurring revenue primarily includes the amortization of previously collected installation and equipment charges to customers, and one-time termination charges for customers who cancel their services prior to the contract termination date. Usage revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts that involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunications services provided, our most significant operating expenses are employment costs. As of December 31, 2016, we had 662 full-time equivalent employees. For the year ended December 31, 2016, the employee cash compensation and benefits represented approximately 16% of revenue.

Factors Affecting Our Results of Operations

Business Acquisitions

Since our formation, we have consummated a number of transactions accounted for as business combinations which were executed as part of our strategy of expanding through acquisitions. These acquisitions, which are in addition to our periodic purchases of customer contracts, have allowed us to increase the scale at which we operate which in turn affords us the ability to increase our operating leverage, extend our network, and broaden our customer base.The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. The acquisitions noted below are collectively defined as "Acquisitions" for purposes of explaining our results of operations.

Telnes

In February 2016, we completed the acquisition of Telnes Broadband ("Telnes"). We paid $15.5 million in cash and issued 178,202 unregistered shares of our common stock valued at $2.0 million.

One Source

In October 2015, we completed the acquisition of One Source Networks Inc. ("One Source"). We paid $169.3 million in cash and issued 185,946 unregistered shares of our common stock valued at $2.3 million. We also issued 289,055 unregistered shares of our common stock to certain One Source employees as compensation for continuous employment valued at $3.6 million.

MegaPath

In April 2015, we acquired MegaPath Corporation ("MegaPath"). We paid $141.4 million in cash (exclusive of the assumption of $3.4 million in capital leases), and issued 610,843 unregistered shares of our common stock valued at $7.5 million.

UNSi

In October 2014, we acquired United Networks Services, Inc. ("UNSi"). We paid $32.5 million in cash and issued 231,539 of unregistered shares of our common stock valued at $2.9 million.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life. During 2016 we acquired two portfolios of customer contracts for an aggregate purchase price of $41.3 million, of which $20 million was paid in 2016 at the respective closing dates. The remaining $21.3 million will be paid in 2017. We did not have any material asset purchases in 2015 or 2014, respectively.

Indebtedness

The following summarizes our long-term debt at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015

Term loan	$425,775	$400,000
7.875% Senior Note	300,000	—
Revolving line of credit facility	20,000	5,000
Total debt obligations	745,775	405,000
Unamortized debt issuance costs	(9,310)	(10,938)
Unamortized original issuance discount	(6,957)	(7,819)
Carrying value of debt	729,508	386,243
Less current portion	(4,300)	(4,000)
	$725,208	$382,243

October 2015 Credit Agreement

In October 2015, we entered into a credit agreement (the “October 2015 Credit Agreement”) that provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). The term loan facility was issued at a discount of $8.0 million. The maturity date of the term loan facility is October 22, 2022, and the maturity date of the revolving line of credit is October 22, 2020.

On May 3, 2016, we entered into an incremental term loan agreement that increased outstanding term loans by $30.0 million, the proceeds of which were used to repay the then outstanding revolving loans.

On June 28, 2016, we entered into Amendment No. 1 (the "Repricing Amendment") to the October 2015 Credit Agreement. The Repricing Amendment, among other things, reduced the applicable rate for term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) and reduced the applicable rate for revolving loans to LIBOR plus 4.25% (with no LIBOR floor).

As of December 31, 2016, we had drawn $20.0 million under the revolving line of credit and had $29.5 million of available borrowing capacity. Approximately $0.5 million of the revolving line of credit was utilized for outstanding letters of credit relating to our real estate lease obligations.

Our obligations under the October 2015 Credit Agreement are guaranteed by certain of our subsidiaries and secured by substantially all of our tangible and intangible assets. We were in compliance with all financial covenants under the October 2015 Credit Agreement as of December 31, 2016.

The effective interest rate on outstanding debt at December 31, 2016 and 2015 was 5.76% and 6.24% respectively.

7.875% Senior Unsecured Notes

On December 22, 2016, in connection with the pending acquisitions of Hibernia Networks, we completed a private offering of $300 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "Notes"). The proceeds of the private offering were deposited into escrow, where the funds remained until all the escrow release conditions were satisfied, most notably the closing of the acquisition of Hibernia Networks on January 9, 2017. Had the acquisition agreement been terminated, the funds in escrow would have been released and returned to the investors of the Notes, including accrued and unpaid interest up to the date of release. We have recognized the proceeds from the private offering as restricted cash and cash equivalents in our consolidated financial statements. In connection with the offering, we incurred debt issuance costs of $9.7 million of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017. The deferred costs associated with the Notes will begin amortizing in the first quarter of 2017.

Results of Operations of the Company

Year Ended December 31, 2016 Compared to Years Ended December 31, 2015 and 2014

Overview. The information presented in the tables below is composed of the consolidated financial information for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,			Year-over-Year
	2016	2015	2014	2016 to 2015	2015 to 2014

Revenue:
Telecommunications services	$521,688	$369,250	$207,343	41.3%	78.1%

Operating expenses:
Cost of telecommunications services	274,012	204,458	128,086	34.0%	59.6%
Selling, general and administrative expenses	143,193	101,712	45,613	40.8%	123.0%
Severance, restructuring and other exit costs	870	12,670	9,425	(93.1)%	34.4%
Depreciation and amortization	62,788	46,708	24,921	34.4%	87.4%

Total operating expenses	480,863	365,548	208,045	31.5%	75.7%

Operating income (loss)	40,825	3,702	(702)	1,002.8%	627.4%

Other expense:
Interest expense, net	(29,428)	(13,942)	(8,454)	111.1%	64.9%
Loss on debt extinguishment	(1,632)	(3,420)	(3,104)	(52.3)%	10.2%
Other expense, net	(577)	(1,167)	(8,636)	(50.6)%	(86.5)%

Total other expense	(31,637)	(18,529)	(20,194)	70.7%	(8.2)%

Income (loss) before income taxes	9,188	(14,827)	(20,896)	162.0%	(29.0)%

Income tax expense (benefit)	3,928	(34,131)	2,083	*	*

Net income (loss)	$5,260	$19,304	$(22,979)	(72.8)%	184.0%
  * Not meaningful

The following table supplements the information presented above for selling, general and administrative expenses for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash compensation	$83,096	$59,707	$29,563
Non-cash compensation	15,775	7,876	2,418
Transition and integration expense	4,780	6,085	—
Other SG&A(1)	39,542	28,044	13,632
Total	$143,193	$101,712	$45,613
(1) Includes professional fees, marketing costs, facilities and other general support costs.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue
Our revenue increased by $152.4 million, or 41.3%, from $369.3 million for the year ended December 31, 2015 to $521.7 million for the year ended December 31, 2016. The increase was primarily due to the Acquisitions, as well as organic growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2015, revenue would have been higher by $2.8 million for the year ended December 31, 2016.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $69.6 million, or 34.0%, from $204.5 million for the year ended December 31, 2015 to $274.0 million for the year ended December 31, 2016. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the Acquisitions, as well as organic growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2015, cost of telecommunications services provided would have been higher by $1.0 million for the year ended December 31, 2016.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $41.5 million, or 40.8%, from $101.7 million for the year ended December 31, 2015 to $143.2 million for the year ended December 31, 2016. Cash compensation expense increased $23.4 million or 39.2% from $59.7 million for the year ended December 31, 2015 to $83.1 million for the year ended December 31, 2016, primarily due to the Acquisitions.

Non-cash compensation expense increased by $7.9 million, or 100.3%, from $7.9 million for the year ended December 31, 2015 to $15.8 million for the year ended December 31, 2016 driven by (i) the recognition of share-based compensation for performance awards where the performance criteria have been met, (ii) certain shares issued to former employees of One Source which were accounted for as compensation, and (iii) an overall increase in quantity of employee equity awards. Transaction and integration costs decreased by $1.3 million, or 21.4% from $6.1 million for the year ended December 31, 2015 to $4.8 million for the year ended December 31, 2016. Other SG&A expense increased $11.5 million, or 41.0%, from $28.0 million for the year ended December 31, 2015 to $39.5 million for the year ended December 31, 2016, primarily as a result of the Acquisitions.

Severance, Restructuring and Other Exit Costs. Restructuring costs decreased by $11.8 million, or 93.1%, from $12.7 million for the year ended December 31, 2015 to $0.9 million for year ended December 31, 2016. The decrease was due to the fact that we closed two large acquisitions in 2015 (One Source and MegaPath), compared to one small acquisition in 2016 (Telnes).

Depreciation and Amortization. Amortization of intangible assets increased $14.7 million, or 56.5%, from $26.0 million for the year ended December 31, 2015 to $40.7 million for the year ended December 31, 2016 due to an increase in definite-lived intangible assets from the Acquisitions and the purchase of certain customer contracts. Depreciation expense increased by $1.4 million, or 6.8%, from $20.7 million for the year ended December 31, 2015 to $22.1 million for the year ended December 31, 2016, primarily due to the addition of property and equipment from the Acquisitions.

Other Expense. Other expense increased by $13.1 million, or 70.7% from $18.5 million for the year ended December 31, 2015 to $31.6 million for the year ended December 31, 2016. This is primarily attributed to higher interest expense related to increased debt levels to support acquisition activities.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2015, operating expenses would have been higher by $0.6 million for the year ended December 31, 2016. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue
Our revenue increased by $161.9 million, or 78.1%, from $207.3 million for the year ended December 31, 2014 to $369.3 million for the year ended December 31, 2015. The increase was primarily due to the Acquisitions completed in 2015.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2014, revenue would have been higher by $11.8 million for the year ended December 31, 2015.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $76.4 million, or 59.6%, from $128.1 million for the year ended December 31, 2014 to $204.5 million for the year ended December 31, 2015. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the Acquisitions.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2014, cost of telecommunications services provided would have been higher by $4.4 million for the year ended December 31, 2015.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $56.1 million, or 123.0% from $45.6 million for the year ended December 31, 2014 to $101.7 million for the year ended December 31, 2015. Cash compensation expense increased by $30.1 million, or 102.0%, from $29.6 million for the year ended December 31, 2014 to $59.7 million for the year ended December 31, 2015, due primarily to the Acquisitions. Non-cash compensation expense increased by $5.5 million, or 225.7%, from $2.4 million for the year ended December 31, 2014 to $7.9 million for the year ended December 31, 2015, driven by the recognition of share-based compensation for performance awards where the performance criteria have been met and an overall increase in the quantity of employee equity awards. Other SG&A expense increased $14.4 million, or 105.7%, from $13.6 million for the year ended December 31, 2014 to $28.0 million for the year ended December 31, 2015. Transaction and integration was $6.1 million for the year ended December 31, 2015. There were no transition and integration costs incurred in 2014.

Severance, Restructuring and Other Exit Costs. Restructuring costs increased by $3.2 million, or 34.4% from $9.4 million for the year ended December 31, 2014 to $12.7 million for year ended December 31, 2015. The $12.7 million in 2015 is comprised of exit costs associated with the acquisition of One Source and MegaPath, and the $9.4 million in 2014 is comprised of $6.1 million of exit costs associated with the acquisition of UNSi and $3.3 million in litigation settlement.

Depreciation and Amortization. Amortization of intangible assets increased $12.2 million, or 88.4%, from $13.8 million for the year ended December 31, 2014 to $26.0 million for the year ended December 31, 2015, due to the addition of definite-lived intangible assets from the Acquisitions. Similarly, depreciation expense increased $9.6 million, or 86.5%, from $11.1 million for the year ended December 31, 2014 to $20.7 million for the year ended December 31, 2015, primarily due to the addition of property and equipment from the Acquisitions.

Other Expense. Other expense decreased by $1.7 million, or 8.2%, from $20.2 million for the year ended December 31, 2014 to $18.5 million for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded $6.9 million of expense associated with the change in fair value of the warrant liability that was extinguished in the third quarter of 2014. This was offset by increased interest expense of $5.5 million for the year ended December 31, 2015, attributed to increased debt for the acquisitions during 2015.

Using constant currency, when compared to 2014, operating expense for year ended December 31, 2015, would have been $1.6 million higher than reported. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), from time to time we may use or publicly disclose certain "non-GAAP financial measures" in the course of our financial presentations, earnings releases, earnings conference calls, and otherwise. For these purposes, the SEC defines a "non-GAAP financial measure" as a numerical measure of historical or future financial performance, financial positions, or cash flows that (i) exclude amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in financial statements, and (ii) include amounts, or is subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

Pursuant to the requirements of Regulation G, whenever we refer to a non-GAAP financial measure, we will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is defined as net income/(loss) before interest, income taxes, depreciation and amortization ("EBITDA") adjusted to exclude severance, restructuring and other exit costs, acquisition-related transaction and integration costs, losses on extinguishment of debt, share-based compensation, and from time to time, other non-cash or non-recurring items.

We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures we use for planning and forecasting future periods. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures. In addition, we have debt covenants that are based on a leverage ratio that utilizes a modified EBITDA calculation, as defined in our credit agreement. The modified EBITDA calculation is similar to our definition of Adjusted EBITDA; however it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the applicable reporting period. Finally, Adjusted EBITDA results, along with other quantitative and qualitative information, are utilized by management and our compensation committee for purposes of determining bonus payouts to our employees.

Adjusted EBITDA Less Capital Expenditures

Adjusted EBITDA less purchases of property and equipment, which we also refer to as capital expenditures or capex, is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support our expected revenue, and to provide a comparable view of our performance relative to other telecommunications companies who may utilize different strategies for providing access to fiber-based services and related infrastructure. We use a "capex light" strategy, which means we purchase fiber-based services and related infrastructure from other providers on an as-needed basis, pursuant to our customers' requirements. Many other telecommunications companies spend significant amounts of capital expenditures to construct their own fiber networks and data centers, and attempt to purchase as little as possible from other providers. As a result of our strategy, we typically have lower Adjusted EBITDA margins compared to other providers, but also spend much less on capital expenditures relative to our revenue. We believe it is important to take both of these factors into account when evaluating our performance.

The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less capital expenditures from Net Income (Loss):

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
		(Unaudited)
Adjusted EBITDA
Net income (loss)	$5,260	$19,304	$(22,979)
Provision for (benefit from) income taxes	3,928	(34,131)	2,083
Interest and other expense, net	30,005	15,109	17,090
Loss on debt extinguishment	1,632	3,420	3,104
Depreciation and amortization	62,788	46,708	24,921
Severance, restructuring and other exit costs	870	12,670	9,425
Transaction and integration costs	4,780	6,085	—
Share-based compensation	15,775	7,876	2,418
Adjusted EBITDA	125,038	77,041	36,062

Purchases of property and equipment	(24,189)	(14,070)	(5,819)
Adjusted EBITDA less capital expenditures	$100,849	$62,971	$30,243

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

Management monitors cash flow and liquidity requirements on a regular basis, including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses, capital expenditures, indebtedness and the anticipated growth of revenue. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

As of December 31, 2016, we had approximately $29.7 million in unrestricted cash and cash equivalents, and our current assets were $23.0 million greater than current liabilities. Our current liabilities include $24.4 million of earn-outs and holdback obligations payable in 2017; and $3.2 million of accrued severance and exit costs with a substantial portion of this obligation expected to be paid in 2017. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months.

Our capital expenditures increased by $10.1 million, or 71.9%, from $14.1 million for the year ended December 31, 2015 to $24.2 million for the year ended December 31, 2016. The increase in capital expenditures was due to our growth, but remained less than 5% of revenue, consistent with our 'capex light' strategy. We anticipate that we will incur capital expenditures in the range of 6% to 7% of revenue in 2017, taking into consideration the recent acquisition of Hibernia Networks, which closed in January 2017. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

Cashflows

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. However, no assurance can be given that this will be the case.

The following table summarizes the components of our cash flows for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows Data	Year Ended December 31,
(amounts in thousands)	2016	2015	2014
Net cash provided by (used in) operating activities	$60,543	$24,651	$(6,475)
Net cash used in investing activities	(362,601)	(314,772)	(43,513)
Net cash provided by financing activities	318,611	253,531	88,231

Cash Provided (or Used) by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation related costs and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $35.9 million, or 145.6%, from $24.7 million for the year ended December 31, 2015 to $60.5 million for the year ended December 31, 2016, due primarily to the Acquisitions, as well as organic growth and the purchase of certain customer contracts. Net cash flows from operating activities increased by $31.1 million, or 480.7%, from a use of operating cash of $6.5 million for the year ended December 31, 2014 to a source of operating cash of $24.7 million for the year ended December 31, 2015, also due primarily to the Acquisitions, as well as organic growth and the purchase of certain customer contracts.

Cash provided by operating activities during the year ended December 31, 2016 included $4.4 million cash paid for severance and exit costs, $4.8 million cash paid for transaction and integration costs and a working capital use of $29.5 million. The working capital use was driven by an effort to improve the timeliness of payments to our key vendors, and slower payment timing by some of our larger customers. We have several initiatives underway to improve payment timing from our customers, which we expect to take effect in 2017.

Cash provided by operating activities during the year ended December 31, 2015 includes $8.0 million cash paid for severance and exit costs, $6.1 million cash paid for transaction and integration costs, and a working capital use of $24.2 million.

Cash used by operating activities during the year ended December 31, 2014 includes $4.8 million cash paid for severance and exit costs, and a working capital use of $23.8 million.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchase of customer contracts and capital expenditures.

Net cash flows from investing activities increased by $47.8 million, or 15.2% from $314.8 million for the year ended December 31, 2015 to $362.6 million for the year ended December 31, 2016. Net cash flows from investing activities increased by $271.3 million, or 623.4%, from $43.5 million for the year ended December 31, 2014 to $314.8 million for the year ended December 31, 2015.

Cash used for the year ended December 31, 2016 primarily consisted of $304.3 million for restricted cash that was deposited into escrow in anticipation of the Hibernia Networks acquisition that closed on January 9, 2017 (see Note 15 - Subsequent Events for details). We also completed the Telnes acquisition and certain customer contract purchases during 2016 for which we paid a total of approximately $34.1 million, in addition to capital expenditures of approximately $24.2 million.

Cash used in investing activities for the year ended December 31, 2015 primarily consisted of $300.7 million of cash used for the acquisitions of One Source and MegaPath, in addition to capital expenditures of approximately $14.1 million.

Cash used in investing activities for the year ended December 31, 2014, primarily consisted of $37.5 million of cash used for the acquisition of UNSi and capital expenditures of $5.8 million.

Cash Provided by Financing Activities

Our primary source of cash for financing activities is debt financing proceeds. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $65.1 million, or 25.7% from $253.5 million for the year ended December 31, 2015 to $318.6 million for the year ended December 31, 2016. Net cash flows from financing activities increased by $165.3 million, or 187.3%, from $88.2 million for the year ended December 31, 2014 to $253.5 million for the year ended December 31, 2015.

Net cash provided by financing activities for the year ended December 31, 2016, was $318.6 million consisting primarily of $300.0 million in proceeds from the issuance of senior notes to fund the Hibernia Networks acquisition that closed on January 9, 2017 (see Note 15 - Subsequent Events for details).

Net cash provided by financing activities for the year ended December 31, 2015, was $253.5 million, which primarily consisted of net proceeds from the October 2015 Credit Agreement used to fund the acquisition of One Source.

Net cash provided by financing activities for the year ended December 31, 2014, was $88.2 million, which primarily consisted of $72.7 million from new equity raised and net debt proceeds of $29.4 million from the August 2014 Credit Agreement. For additional discussion of indebtedness, refer to Note 6 - Debt of the consolidated financial statements.

Other cash flows

During the years ended December 31, 2016, 2015 and 2014, we made cash payments for interest totaling $26.3 million, $13.1 million and $8.0 million, respectively. The increase in interest payments is a result of the incremental debt associated with the Acquisitions, as discussed further in Note 6 - Debt of the consolidated financial statements.

Contractual Obligations and Commitments

As of December 31, 2016, we had contractual payment obligations of approximately $955.2 million.

The following table summarizes our significant contractual obligations as of December 31, 2016 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$425,775	$4,300	$8,600	$8,600	$404,275
7.875% Senior Note	300,000	—	—	—	300,000
Revolving line of credit	20,000	—	—	20,000	—
Operating leases	10,181	3,332	4,649	1,727	473
Capital leases	1,135	1,015	120	—	—
Network supplier agreements (1)	189,747	103,770	80,050	4,375	1,552
Other (2)	8,350	7,618	732	—	—
	$955,188	$120,035	$94,151	$34,702	$706,300
(1)Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Subsequent Events

Hibernia Acquisition

On January 9, 2017, we acquired 100% of Hibernia Networks. We paid $621.5 million, comprised of $515.0 million in cash consideration, $14.6 million net cash acquired and 3,329,872 unregistered shares of our common stock, initially valued at $75.0 million on the date of announcement, and ultimately valued at $91.9 million at closing. The purchase price is subject to a final post-closing reconciliation for closing date cash, net working capital, transaction expenses, indebtedness, certain tax payments and prepaid customer contracts.

$300.0 million of the cash consideration was funded by proceeds from the issuance of the 7.875% senior unsecured notes ("Notes"), which was funded into escrow in December 2016 (refer to Note 6 - Debt of the consolidated financial statements for further information). The remainder was funded by a new credit agreement, which is discussed in more detail below.

The Company expects the integration of Hibernia to be substantially complete by the end of the third quarter of 2017.

Credit Agreement

In conjunction with the Hibernia acquisition, we closed on a new credit agreement (the "2017 Credit Agreement") on January 9, 2017. The 2017 Credit Agreement provides a $700.0 million term loan facility and a $75.0 million revolving line of credit facility. At our election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans, with applicable margins at 3.00% and 4.00%, respectively. The Eurodollar Loans will be subject to a floor of 1.00%, and the applicable margin for revolving loans will be 2.50% for Base Rate Loans and 3.50% for Eurodollar Loans.

The maturity date of the term loan facility is January 9, 2024 and the maturity date of the revolving loan facility is January 9, 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.75 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal is payable in full. The revolving loan facility contains a maximum consolidated net secured leverage ratio when more than 30% is utilized.

The proceeds from the Notes and 2017 Credit Agreement were used to fund the Hibernia acquisition, repay existing indebtedness, pay various fees and expenses incurred in connection with the acquisition and related financing transactions, and for general corporate purposes.

For additional details on our indebtedness, refer to Note 6 - Debt of the consolidated financial statements or the Liquidity and Capital Resources section included herein.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.

Segment Reporting

We report operating results and financial data in one operating and reporting segment. The chief operating decision maker manages our business as a single profit center in order to promote collaboration, provide comprehensive service offerings across our entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of our complex business, the chief operating decision maker manages our business and allocates resources at the consolidated level.

Revenue Recognition

We deliver four primary services to our customers — flexible Ethernet-based wide area network services; high bandwidth Internet connectivity services; managed network services and security services; and global communication and collaboration services. Certain of our current commercial activities have features that may be considered multiple elements, specifically, when we sell Customer Premise Equipment ("CPE") in addition to our services. We believe that there is sufficient evidence to determine each element’s fair value and, as a result, in those arrangements where there are multiple elements, the service revenue is recorded ratably over the term of the agreement and the equipment is accounted for as a sale, at the time of sale, as long as collectability is reasonably assured.

Our services are provided under contracts that typically provide for an installation charge along with payments of recurring charges on a monthly basis for use of the services over a committed term. Our contracts with customers specify the terms and conditions for providing such services, including installation date, recurring and non-recurring fees, payment terms and length of term. These contracts call for us to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide us with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by us and our suppliers to deliver the services.

We recognize revenue as follows:

Monthly Recurring Revenue. Monthly recurring revenue represents the substantial majority of our revenue, and consists of fees we charge for ongoing services that are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. We record recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect.

Usage Revenue. Usage revenue represents variable charges for certain services, based on specific usage of those services, or usage above a fixed threshold, billed monthly in arrears. We record usage revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract.

Non-recurring Revenue. Non-recurring revenue consists of charges for installation in connection with the delivery of recurring communications services, late payments, cancellation fees, early termination fees and equipment sales. Fees billed for installation services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. We believe that the contract term serves as the best estimate of the expected relationship term. Fees charged for late payments, cancellation (pre-installation) or early termination (post-installation) are typically fixed or determinable per the terms of the respective contract, and are recognized as revenue when billed. In addition, from time to time we sell communications and/or networking equipment to our customers in connection with our data networking services. We recognize revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin).

We record revenue only when collectability is reasonably assured, irrespective of the type of revenue.

Share-Based Compensation

We issue three types of grants under our share-based compensation plan, time-based restricted stock, time-based stock options, and performance-based restricted stock. The time-based restricted stock and stock options generally vest over a four-year period, contingent upon meeting the requisite service period requirement. Performance awards typically vest over a shorter period, e.g., two years, starting when the performance criteria established in the grant have been met.

The share price on the day of grant is used as the fair value for all restricted stock. We use the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

Implied volatility is calculated as of each grant date based on our historical stock price volatility along with an assessment of a peer group. Other than the expected life of the option, volatility is the most sensitive input to our option grants. The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates are updated quarterly for actual forfeitures.

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is "more likely than not" that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. We review our deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

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

Under GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is "more likely than not" to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

Estimating Allowances and Accrued Liabilities

Allowance for Doubtful Accounts

 We establish an allowance for bad debts for accounts receivable amounts that may not be collectible. We state our accounts receivable balances at amounts due from the customer net of an allowance for doubtful accounts. We determine this allowance by considering a number of factors, including the length of time receivables are past due, previous loss history and the customer’s current ability to pay. As of December 31, 2016 and 2015, we had an allowance for doubtful accounts of $2.7 million and $1.0 million, respectively.

Allowance for Vendor Disputes

In the normal course of business, we identify errors by suppliers with respect to the billing of services. We perform bill verification procedures to ensure that errors in our suppliers’ billed invoices are identified and resolved. If we conclude that a vendor has billed us inaccurately, we will record a liability only for the amount that we believe is owed. As of December 31, 2016 and 2015, we had $5.8 million and $6.9 million, respectively, in disputed billings from suppliers that were not accrued because we do not believe we owe them.

Deferred Costs

Installation costs related to provisioning of recurring communications services that we incur from third-party suppliers, directly attributable and necessary to fulfill a particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed ratably over the contractual term of service in the same manner as the deferred revenue arising from that contract. Based on historical experience, we believe the initial contractual term is the best estimate for the period of earnings. If any installation costs exceed the amount of corresponding deferred revenue, the excess cost is recognized in the current period.

Goodwill and Intangible Assets

We record the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination as goodwill. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. We operate as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. Our impairment assessment begins with a qualitative assessment to determine whether it is more like than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing our overall financial performance against the planned results used in the last quantitative goodwill impairment test. Additionally, we assess the fair value in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting units exceeds the carrying value involves significant judgments and estimates.

If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, we estimate the fair value compared with our carrying value (including goodwill). If the fair value exceeds the carrying value, step two does not need to be performed. If the estimated fair value is less than the carrying value, an indication of goodwill impairments exists and we would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of our goodwill over the implied fair value of that goodwill. The fair value under the two-step assessment is determined using a combination of both income and market-based approaches. There were no impairments identified for the years ended December 31, 2016, 2015 and 2014.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, intellectual property or know-how, are initially recorded at fair value. We amortize these intangible assets over the determined useful life which ranges from three to seven years. We review the intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between fair value and the carrying value of the asset. There were no impairments recognized for the years ended December 31, 2016, 2015, and 2014.

Further information is available in Note 4 of the notes to the consolidated financial statements included herein.

Business Combinations and Asset Acquisitions

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

We recognize the purchase of assets and the assumption of liabilities as an asset acquisition, if the transaction does not constitute a business combination. The excess of the fair value of the purchase price is allocated on a relative fair value basis to the identifiable assets and liabilities. No goodwill is recorded in an asset acquisition.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology, discount rates and terminal values. Our estimate of fair value is based upon assumptions believed to be reasonable, but actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of the notes to consolidated financial statements included herein.

Recent Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, we are not aware of any material impact the new standard will have and we anticipate adopting the standard using the modified retrospective method. This assessment excludes the potential impact the acquisition of Hibernia Networks will have on our analysis. Refer to Note 15 - Subsequent Events to the consolidated financial statements for further details on the acquisition.

Lease Accounting

On February 25, 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. We are currently evaluating the effect of the new standard on our consolidated financial statements and related disclosures.

Share-Based Payment

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued as part of the FASB’s simplification initiative and cover such areas as (i) the recognition of excess tax benefits and deficiencies and the classification of those excess tax benefits on the statement of cash flows, (ii) an accounting policy election for forfeitures to be estimated or account for when incurred, (iii) the amount an employer can withhold to cover income taxes and still qualify for equity classification, and (iv) the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the specific area covered. We do not expect the new guidance to have a material impact on our consolidated financial statements and related disclosures.

Classification of Certain Cash Transactions

On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice of how certain transactions are classified and presented in the statement of cash flows in accordance with ASC 230. The ASU amends or clarifies guidance on eight specific cash flow issues, some of which include classification on debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effect of the new standard on our consolidated financial statements and related disclosures but we do not expect the new guidance to have a material impact.

Statement of Cash Flows - Restricted Cash

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This guidance will be effective in the first quarter of 2018 and early adoption is permitted. We do not expect the new guidance to have a material impact on our consolidated financial statements and related disclosures.

Business Combinations – Clarifying the Definition of a Business

On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We do not expect this new guidance to have a material impact on our consolidated financial statements.

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

For purposes of the following hypothetical calculations, we have used the term loans under the October 2015 Credit Agreement, which carries an interest rate equal to LIBOR plus 4.75%, with a LIBOR floor of 1.0%. Current LIBOR rates are below 1.0%, which means there would not be any impact to our income or cash flows from an increase in LIBOR until LIBOR exceeds 1.0%. Based on current rates, a hypothetical 100 basis point increase in LIBOR would increase annual interest expense by approximately $4.5 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of LIBOR to 4.0%, the average historical three-month LIBOR, would increase annual interest expense by approximately $18.1 million, which would decrease our income and cash flows by the same amount.

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

Approximately 13.5% of our revenues for the year ended December 31, 2016 are generated by non-U.S. entities, of which 56.0% is recorded in Euros and the remainder is recorded in British Pounds. Approximately 9.8% of our cost of telecommunications services provided and approximately 8.9% of our selling, general and administrative expenses for the year ended December 31, 2016 are generated by the same non-U.S. entities. Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial conditions or results of operations.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2016, we implemented a new financial accounting system.  In connection with the implementation of this new system, we updated many of the processes and procedures related to our internal control over financial reporting, as needed. We do not believe the implementation of the new system or the corresponding changes in processes and procedures has had or will have a material or adverse effect on our internal control over financing reporting.

Except as otherwise described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of GTT Communications, Inc.

We have audited GTT Communications, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). GTT Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GTT Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GTT Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and the related financial statement schedule listed in the Index at 15(a) 2, and our report dated March 8, 2017 expressed an unqualified opinion.

/s/ CohnReznick LLP
Tysons, Virginia
March 8, 2017

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

2.1
Share Purchase Agreement, dated as of November 8, 2016, by and among the Registrant, Murosa Development S.A.R.L., a company organized under the laws of Luxembourg (“Murosa”), Columbia Ventures Corporation, a Washington corporation, Hibernia NGS Limited, a private company limited by shares formed under the laws of the Republic of Ireland, and Murosa as the Seller Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 15, 2016).

2.2
Agreement and Plan of Merger, dated as of September 15, 2015, by and among the Registrant, Global Telecom & Technology Americas, Inc., a Virginia corporation, Duo Merger Sub, Inc., a Delaware corporation, One Source Networks Inc., a Texas corporation, Ernest Cunningham, as representative of the equityholders in One Source Networks Inc. and, for limited portions of the Agreement and Plan of Merger, certain key employees of One Source named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 18, 2015).

2.3
Agreement and Plan of Merger Amendment No.1 to the Agreement and Plan of Merger, dated as of September 15, 2015, by and among the Registrant, Global Telecom & Technology Americas, Inc., a Virginia corporation, Duo Merger Sub, Inc., a Delaware corporation, One Source Networks Inc., a Texas corporation, Ernest Cunningham, as representative of the equityholders in One Source Networks Inc. and, for limited portions of the Agreement and Plan of Merger, certain key employees of One Source named therein (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K filed March 9, 2016).

2.4
Agreement and Plan of Merger Amendment No. 2 to the Agreement and Plan of Merger, dated as of September 15, 2015, by and among the Registrant, Global Telecom & Technology Americas, Inc., a Virginia corporation, Duo Merger Sub, Inc., a Delaware corporation, One Source Networks Inc., a Texas corporation, Ernest Cunningham, as representative of the equityholders in One Source Networks Inc. and, for limited portions of the Agreement and Plan of Merger, certain key employees of One Source named therein (incorporated by reference to Exhibit 2.8 to the Registrant’s Annual Report on Form 10-K filed March 9, 2016).

2.5
Stock Purchase Agreement, dated February 19, 2015, by and among Global Telecom & Technology Americas, Inc., a Delaware corporation, the Registrant, MegaPath Group, Inc., a Delaware corporation, and MegaPath Corporation, a Virginia corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2015).

2.6
Agreement and Plan of Merger, dated as of October 1, 2014, by and among the Registrant, Global Telecom & Technology Americas, Inc., GTT UNSI, Inc., American Broadband, Inc. (d/b/a United Network Services, Inc.) and Francis D. John, as stockholder representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 7, 2014).

3.1	Second Amended and Restated Certificate of Incorporation, dated October 16, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2006).

3.2
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated December 31, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2014).

3.3	Amended and Restated Bylaws, dated October 15, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 19, 2006).
3.4	Amendment to Amended and Restated Bylaws, dated May 7, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2007).
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006).
4.2
Form of Registration Rights Agreement, dated as of 2005, among the Registrant, Universal Telecommunications, Inc., Hackman Family Trust, Charles Schwab & Company Custodian FBO David Ballarini IRA and Mercator Capital L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-122303) filed January 26, 2005).

4.3
Registration Rights Agreement, dated April 30, 2012, among the Registrant, Jordon Lowe and Daniel Brosk Trust dated December 22, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2012).

4.4	Form of Registration Rights Agreement, dated March 28, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 3, 2013).
4.5
Indenture, dated as of December 22, 2016, by and between GTT Escrow Corporation and Wilmington Trust, National Association, as trustee December 22, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2016).

4.6
First Supplemental Indenture, dated as of January 9, 2017, by and among the Registrant, the Guaranteeing Subsidiaries party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 13, 2017).

10.1 +	2006 Employee, Director and Consultant Stock Plan, as amended (incorporated by reference to Annex E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 2, 2006).
10.2 +	2011 Employee, Director and Consultant Stock Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2011).
10.3 +	2015 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015).
10.4 +	Employment Agreement for H. Brian Thompson, dated October 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2006).
10.5 +	Employment Agreement for Richard D. Calder, Jr., dated May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2007).
10.6 +
Amendment No. 1 to the Employment Agreement for Richard D. Calder, Jr., dated July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2008).

10.7 +	Employment Agreement for Christopher McKee, dated September 12, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 16, 2011).
10.8 +	Employment Agreement for Michael Sicoli, dated as of April 13, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2015).
10.9* +	Employment Agreement for Layne Levine, dated October 24, 2012.
10.10
Credit Agreement, dated as of January 9, 2017, by and among (1) the Registrant, as borrower, (2) KeyBank National Association, as the administrative agent and as an LC Issuer, (3) KeyBanc Capital Markets Inc., Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, (4) Credit Suisse AG, Cayman Islands Branch, and SunTrust Bank, as the syndication agents, (5) Citizens Bank, Wells Fargo Bank, National Association, and ING Capital LLC, as the documentation agents and (6) the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 13, 2017).

10.11
Credit Agreement, dated as of October 22, 2015, among: (i) the Registrant, as the borrower; (ii) the lenders from time to time party hereto; (ii) KeyBank National Association, as the administrative agent, as the Swing Line Lender, and as LC Issuer, (iv) SunTrust Bank, as a Lender and as the syndication agent; (v) KeyBank Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners; and (vi) MUFG Union Bank, N.A., Pacific Western Bank, CIT Bank, N.A., ING Capital LLC, Société Générale and CoBank, ACB as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2016).

10.12
Incremental Term Loan Assumption Agreement, dated as of May 3, 2016, among (1) the Registrant, as the borrower, (2) KeyBank National Association, as the administrative agent, and (3) KeyBank National Association, as the Initial Term Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2016).

10.13
Amendment No. 1, dated as of June 28, 2016, among the Registrant, as the borrower, the lenders party thereto, and KeyBank National Association, as the administrative agent and as the Additional Tranche B Term Loan Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2016).

10.14
Second Amended and Restated Credit Agreement, dated August 6, 2014, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., TEK Channel Consulting, LLC, WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, IDC Global, Inc., NT Network Services, LLC, GTT 360, Inc. and Wall Street Network Solutions, LLC, as co-borrows, and Webster Bank, N.A., as administrative agent, lead arranger and lender, the other lenders (as defined therein) party thereto, Pacific Western Bank, as syndication agent and East West Bank and Fifth Third Bank, as co-document agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2014).

10.15
Amendment Agreement, dated April 1, 2015, to the Second Amended and Restated Credit Agreement, dated August 6, 2014, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, NT Network Services, LLC, GTT 360, Inc., Wall Street Network Solutions, LLC, American Broadband, Inc., Airband Communications, Inc., Sparkplug, Inc., and MegaPath Corporation, as borrows, and Keybank National Association, as administrative agent, joint lead arranger, L/C issuer and lender, the other lenders (as defined therein) party thereto, Webster Bank, N.A. as joint lead arranger, syndication agent, L/C issuer and lender, Pacific Western Bank, Cobank, ACB and MUFG Union Bank, N.A., as co-document agents (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2015).

10.16
Amendment Agreement, dated June 4, 2015, to the Second Amended and Restated Credit Agreement, dated August 6, 2014, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, IDC Global, Inc., NT Network Services, LLC, GTT 360, Inc., Wall Street Network Solutions, LLC, American Broadband, Inc., Airband Communications, Inc., Sparkplug, Inc., and GTT Communications (MP), Inc., as borrows, and Keybank National Association, as administrative agent, joint lead arranger, L/C issuer and lender, the other lenders (as defined therein) party thereto, Webster Bank, N.A., as joint lead arranger, syndication agent, L/C issuer and lender, Pacific Western Bank, Cobank, ACB and MUFG Union Bank, N.A., as co-document agents (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K/A filed June 10, 2015).

10.17
Amended and Restated Credit Agreement, dated December 30, 2013, among the Registrant, Global Telecom & Technology Americas, Inc., GTT Global Telecom Government Services, LLC, nLayer Communications, Inc., PacketExchange (USA), Inc., PacketExchange, Inc., TEK Channel Consulting, LLC, WBS Connect LLC, Communication Decisions-SNVC, LLC, Core180, LLC, Electra, LTD, IDC Global, Inc., NT Network Services, LLC, Webster Bank, N.A., and the other Lenders (as defined therein) party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2014).

10.18
Warrant Purchase and Exercise Agreement, dated as of August 6, 2014, by and among the Registrant, BIA Digital Partners SBIC II LP, BNY Mellon-Alcentra Mezzanine III, L.P., Plexus Fund II, L.P. and GTT Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 12, 2014).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of CohnReznick LLP.

24.1*	Power of Attorney (included on the signature page to this Annual Report).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 +	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210488) filed March 30, 2016).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document

*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Denotes a management or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT COMMUNICATIONS, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: March 8, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 8, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)

/s/ Michael T. Sicoli	Chief Financial Officer
Michael T. Sicoli	(Principal Financial Officer)

/s/ Daniel M. Fraser	Vice President and Controller
Daniel M. Fraser	(Principal Accounting Officer)

/s/ H. Brian Thompson	Chairman of the Board and Executive
H. Brian Thompson	Chairman

/s/ Nicola A. Adamo	Director
Nicola A. Adamo

/s/ S. Joseph Bruno	Director
S. Joseph Bruno

/s/ Rhodric C. Hackman	Director
Rhodric C. Hackman

/s/ Howard Janzen	Director
Howard Janzen

/s/ Elizabeth Satin	Director
Elizabeth Satin

/s/ Theodore B. Smith, III	Director
Theodore B. Smith, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GTT Communications, Inc.

We have audited the accompanying consolidated balance sheets of GTT Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTT Communications, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTT Communications, Inc. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Tysons, Virginia
March 8, 2017

GTT Communications, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,748	$14,630
Accounts receivable, net of allowances of $2,656 and $1,015, respectively	76,292	60,446
Deferred costs	3,415	4,159
Prepaid expenses	5,765	7,794
Other assets	3,565	5,869
Total current assets	118,785	92,898
Restricted cash and cash equivalents	304,266	—
Property and equipment, net	43,369	38,823
Intangible assets, net	193,936	182,184
Goodwill	280,593	270,956
Other long-term assets	12,312	11,593
Total assets	$953,261	$596,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,334	$22,725
Accrued expenses and other current liabilities	36,888	43,115
Acquisition earn-outs and holdbacks	24,379	12,842
Capital lease, current	1,015	1,392
Short-term portion of long-term debt	4,300	4,000
Deferred revenue, short-term portion	17,875	15,469
Total current liabilities	95,791	99,543
Capital lease, noncurrent	120	961
Long-term debt	725,208	382,243
Deferred revenue, long-term portion	3,416	2,292
Other long-term liabilities	967	929
Total liabilities	825,502	485,968
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 37,228,144 and 36,533,634 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	197,326	182,797
Accumulated deficit	(64,641)	(69,901)
Accumulated other comprehensive loss	(4,929)	(2,413)
Total stockholders' equity	127,759	110,486
Total liabilities and stockholders' equity	$953,261	$596,454

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenue:
Telecommunications services	$521,688	$369,250	$207,343

Operating expenses:
Cost of telecommunications services	274,012	204,458	128,086
Selling, general and administrative expenses	143,193	101,712	45,613
Severance, restructuring and other exit costs	870	12,670	9,425
Depreciation and amortization	62,788	46,708	24,921

Total operating expenses	480,863	365,548	208,045

Operating income (loss)	40,825	3,702	(702)

Other expense:
Interest expense, net	(29,428)	(13,942)	(8,454)
Loss on debt extinguishment	(1,632)	(3,420)	(3,104)
Other expense, net	(577)	(1,167)	(8,636)

Total other expense	(31,637)	(18,529)	(20,194)

Income (loss) before income taxes	9,188	(14,827)	(20,896)

Income tax expense (benefit)	3,928	(34,131)	2,083

Net income (loss)	$5,260	$19,304	$(22,979)

Earnings (loss) per share:
Basic	$0.14	$0.55	$(0.85)
Diluted	$0.14	$0.54	$(0.85)

Weighted average shares:
Basic	37,055,663	34,973,284	27,011,381
Diluted	37,568,915	35,801,395	27,011,381

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Net income (loss)	$5,260	$19,304	$(22,979)

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,516)	(1,503)	(630)
Comprehensive income (loss)	$2,744	$17,801	$(23,609)

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except for share data)

	Common Stock		Additional Paid -In Capital	Accumulated Deficit	Accumulated Other Comprehensive
	Shares	Amount			Loss	Total
Balance, December 31, 2013	23,311,023	$2	$76,014	$(66,226)	$(280)	$9,510

Share-based compensation for options issued	—	—	883	—	—	883

Share-based compensation for restricted stock issued	1,030,482	—	1,535	—	—	1,535

Tax withholding related to the vesting of restricted stock units	(147,025)	—	(1,591)	—	—	(1,591)

Shares issued in connection with acquisition earn-out	306,122	—	3,704	—	—	3,704

Shares issued in connection with acquisitions	325,438	—	3,884	—	—	3,884

Cashless exercise of warrants	913,749	—	9,576	—	—	9,576

Shares issued in offerings, net of offerings costs	7,475,000	1	72,679	—	—	72,680

Stock options exercised	633,754	—	994	—	—	994

Net loss	—	—	—	(22,979)	—	(22,979)

Foreign currency translation	—	—	—	—	(630)	(630)

Balance, December 31, 2014	33,848,543	3	167,678	(89,205)	(910)	77,566

Share-based compensation for options issued	—	—	1,591	—	—	1,591

Share-based compensation for restricted stock issued	1,536,043	—	6,285	—	—	6,285

Tax withholding related to the vesting of restricted stock units	(195,917)	—	(3,471)	—	—	(3,471)

Shares issued in connection with acquisitions	1,085,844	—	9,845	—	—	9,845

Stock options exercised	259,121	—	869	—	—	869

Net income	—	—	—	19,304	—	19,304

Foreign currency translation	—	—	—	—	(1,503)	(1,503)

Balance, December 31, 2015	36,533,634	3	182,797	(69,901)	(2,413)	110,486

Share-based compensation for options issued	—	—	1,790	—	—	1,790

Share-based compensation for restricted stock issued	408,108	—	13,985	—	—	13,985

Tax withholding related to the vesting of restricted stock units	(276,365)	—	(5,650)	—	—	(5,650)

Shares issued in connection with employee stock purchase plan	77,279	—	1,181	—	—	1,181

Shares issued in connection with acquisition	178,202	—	1,995	—	—	1,995

Stock options exercised	307,286	—	1,228	—	—	1,228

Net income	—	—	—	5,260	—	5,260

Foreign currency translation	—	—	—	—	(2,516)	(2,516)

Balance, December 31, 2016	37,228,144	$3	$197,326	$(64,641)	$(4,929)	$127,759

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$5,260	$19,304	$(22,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,788	46,708	24,921
Share-based compensation	15,775	7,876	2,418
Debt discount amortization	862	181	420
Change in fair value of warrant liability	—	—	6,857
Loss on debt extinguishment	1,632	3,420	3,104
Amortization of debt issuance costs	1,531	1,021	1,014
Deferred income taxes	2,209	(30,500)	—
Change in fair value of acquisition earn-out	—	880	1,554
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(14,859)	(7,891)	(4,965)
Deferred costs	538	(2,883)	251
Prepaid expenses and other current assets	4,763	(8,094)	(804)
Other assets	(3,863)	(6,114)	(1,596)
Accounts payable	(12,322)	(8,694)	(14,235)
Accrued expenses and other current liabilities	(7,099)	1,829	(3,679)
Deferred revenue and other liabilities	3,328	7,608	1,244
Net cash provided by (used in) operating activities	60,543	24,651	(6,475)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,146)	(300,702)	(37,488)
Purchase of customer contracts	(20,000)	—	(206)
Change in restricted cash and cash equivalents	(304,266)	—	—
Purchases of property, equipment and software	(24,189)	(14,070)	(5,819)
Net cash used in investing activities	(362,601)	(314,772)	(43,513)

Cash flows from financing activities:
Proceeds from line of credit	—	—	3,000
Repayment of line of credit	—	—	(6,000)
Proceeds from revolving line of credit	47,000	5,000	—
Repayment of revolving line of credit	(32,000)	—	—
Proceeds from term loan	29,850	622,000	125,000
Repayment of term loan	(4,225)	(353,626)	(63,124)
Proceeds from senior note	300,000	—	—
Proceeds from mezzanine debt	—	—	1,500
Repayment of mezzanine debt	—	—	(31,000)
Payment of earn-out and holdbacks	(15,563)	(3,729)	(1,155)
Debt issuance costs	(1,385)	(12,579)	(2,213)
Settlement of warrant liability	—	—	(9,576)
Repayment of capital leases	(1,825)	(933)	(284)
Proceeds from issuance of common stock under employee stock purchase plan	1,181	—	—
Tax withholding related to the vesting of restricted stock awards	(5,650)	(3,471)	(1,591)
Exercise of stock options	1,228	869	994
Shares issued in offering, net of offering costs	—	—	72,680
Net cash provided by financing activities	318,611	253,531	88,231

Effect of exchange rate changes on cash	(1,435)	1,964	5,228

Net increase (decrease) in cash and cash equivalents	15,118	(34,626)	43,471

Cash and cash equivalents at beginning of year	14,630	49,256	5,785

Cash and cash equivalents at end of year	$29,748	$14,630	$49,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,345	$13,132	$7,976
Cash paid for taxes	$1,038	$434	$911

Supplemental disclosure of non-cash investing and financing activities:
Fair value of current assets acquired	$889	$26,094	$6,193
Fair value of non-current assets acquired*	$53,428	$171,768	$37,726
Fair value of current liabilities assumed	$640	$26,053	$19,847
Fair value of non-current liabilities assumed	$—	$1,895	$437
Shares issued in connection with acquisition earn-out	$—	$—	$3,704
Shares issued in connection with acquisition	$1,995	$9,845	$3,884
Cashless exercise of warrants	$—	$—	$9,576
* Excludes goodwill

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. ("GTT," or the "Company",) is a provider of cloud networking services to multinational clients. The Company offers a broad portfolio of global services including: wide area network services ("WAN"); Internet services; managed network and security services; and voice and unified communication services.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, accruals for billing disputes and exit activities, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the grant date fair values used to compute the share-based compensation expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.

Segment Reporting

The Company reports operating results and financial data in one operating and reportable segment. The chief operating decision maker manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire customer base and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services are discussed for purposes of promoting an understanding of the Company's complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

Revenue Recognition

The Company delivers four primary services to its customers — flexible WAN services; high bandwidth Internet connectivity services; managed network services and security services; and global communication and collaboration services. Certain of its current commercial activities have features that may be considered multiple elements, specifically, when the Company sells one of its connectivity services in addition to Customer Premise Equipment ("CPE"). The Company believes that there is sufficient evidence to determine each element’s fair value and, as a result, in those arrangements where there are multiple elements, the service revenue is recorded ratably over the term of the agreement and the equipment is accounted for as a sale, at the time of sale, as long as collectability is reasonably assured.

The Company's services are provided under contracts that typically provide for an installation charge as well as payments of recurring charges on a monthly basis for use of the services over a committed term. Its contracts with customers specify the terms and conditions for providing such services, including installation date, recurring and non-recurring fees, payment terms and length of term. These contracts call for the Company to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide the Company with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by the Company and its suppliers to deliver the services.

The Company recognizes revenue as follows:

Monthly Recurring Revenue. Monthly recurring revenue represents the substantial majority of the Company's revenue, and consists of fees charged for ongoing services that are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. The Company records recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect.

Usage Revenue. Usage revenue represents variable charges for certain services, based on specific usage of those services, or usage above a fixed threshold, billed monthly in arrears. The Company records usage revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract.

Non-recurring Revenue. Non-recurring revenue consists of charges for installation in connection with the delivery of recurring communications services, late payments, cancellation fees, early termination fees and equipment sales. Fees billed for installation services are initially recorded as deferred revenue then recognized ratably over the contractual term of the recurring service. Management believes that the contract term serves as the best estimate of the expected relationship term. Fees charged for late payments, cancellation (pre-installation) or early termination (post-installation) are typically fixed or determinable per the terms of the respective contract, and are recognized as revenue when billed. In addition, from time to time the Company sells communications equipment to its customers in connection with its data networking services. The Company recognizes revenue from the sale of equipment at the contracted selling price when title to the equipment passes to the customer (generally F.O.B. origin).

The Company records revenue only when collectability is reasonably assured, irrespective of the type of revenue.

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

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to maintain the Company's global IP network and provide telecommunications services to the Company's customers including access, co-location, and usage-based charges.

Marketing and Advertising Costs

Costs related to marketing and advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our marketing and advertising expense was $2.2 million, $1.3 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share-Based Compensation

The Company issues three types of equity grants under its share-based compensation plan: time-based restricted stock, time-based stock options and performance-based restricted stock. The time-based restricted stock and stock options generally vest over a four-year period, contingent upon meeting the requisite service period requirement. Performance awards typically vest over a shorter period, e.g. two years, starting when the performance criteria established in the grant have been met.

The share price on the day of grant is used as the fair value for all restricted stock. The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

Implied volatility is calculated as of each grant date based on our historical stock price volatility along with an assessment of a peer group. Other than the expected life of the option, volatility is the most sensitive input to our option grants. The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates are updated quarterly for actual forfeitures.

The expense is recognized on a straight-line basis over the vesting period. The Company recognizes share-based compensation expense for performance awards when the achievement of the performance criteria is considered probable.

Other Expense, Net

The Company recognized other expense, net, of $0.6 million, $1.2 million, and $8.6 million for the years ended December 31, 2016, 2015 and 2014 respectively. The following table presents other expense, net by type:

	2016	2015	2014
Change in fair value of warrant liability	$—	$—	$6,857
Change in fair value of acquisition earn-outs	—	880	1,554
Other	577	287	225
Total other expense, net	$577	$1,167	$8,636

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is "more likely than not" that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company's assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

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

Under GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit that is "more likely than not" to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

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

The table below details the calculations of earnings (loss) per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator for basic and diluted EPS – income (loss) available to common stockholders	$5,260	$19,304	$(22,979)
Denominator for basic EPS – weighted average shares	37,055,663	34,973,284	27,011,381
Effect of dilutive securities	513,252	828,111	—
Denominator for diluted EPS – weighted average shares	37,568,915	35,801,395	27,011,381

Earnings (loss) per share: basic	$0.14	$0.55	$(0.85)
Earnings (loss) per share: diluted	$0.14	$0.54	$(0.85)

The table below details the anti-dilutive common share items that were excluded in the computation of earnings (loss) per share (amounts in thousands):

	December 31,
	2016	2015	2014
Stock options	—	256	1,363

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Restricted Cash and Cash Equivalents

Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. On December 22, 2016, the Company completed a private offering of $300.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "Notes"). The proceeds of the private offering plus 60 days of prepaid interest, were deposited into escrow, where the funds remained until all the escrow release conditions were satisfied, specifically the closing of the acquisition of Hibernia Networks ("Hibernia"). Had the acquisition agreement been terminated, the funds in escrow would have been returned to the investors of the Notes plus accrued and unpaid interest up to the date of release, with any remaining balance from prepaid interest returned to the Company. The Company has recognized the proceeds from the private offering and associated prepaid interest as restricted cash and cash equivalents in its consolidated financial statements. See Note 6 - Debt for further details.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management’s expectations. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweighs the likelihood of recovery. The allowance for doubtful accounts was $2.7 million and $1.0 million as of December 31, 2016 and 2015, respectively.

Deferred Costs

Installation costs related to provisioning of communications services that the Company incurs from third-party suppliers, directly attributable and necessary to fulfill particular service contract, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed ratably over the contractual term of service in the same manner as the deferred revenue arising from that contract. Based on historical experience, the Company believes the initial contractual term is the best estimate for the period of earnings. If any installation costs exceed the amount of corresponding deferred revenue, the excess cost is recognized in the current period.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost plus any internal labor to prepare the asset for installation to become functional. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and Fixtures	7 years
Network Equipment	5 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset were to exceed its estimated future undiscounted cash flows, the asset would be considered to be impaired. Impairment losses would then be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.

Software Capitalization

Software development costs include costs to develop software to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $1.5 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively. Capitalized software cost was not material for the year ended December 31, 2014.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company's impairment assessment begins with a qualitative assessment to determine whether it is more like than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company's fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company's goodwill over the implied fair value of that goodwill. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. There were no impairments identified for the years ended December 31, 2016, 2015 and 2014.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, intellectual property or know-how, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which ranges from three to seven years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between fair value and the carrying value of the asset. There were no impairments recognized for the years ended December 31, 2016, 2015 and 2014.

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

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition. During 2016 we acquired two portfolios of customer contracts for an aggregate purchase price of $41.3 million, of which $20 million was paid in 2016 at the respective closing dates. The remaining $21.3 million will be paid in 2017. We did not have any material asset purchases in 2015 or 2014, respectively.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of December 31, 2016 and 2015, the Company had $5.8 million and $6.9 million, respectively, in disputed billings from suppliers that were not accrued because the Company does not believe it owes them.

Acquisition Earn-outs and Holdbacks

Acquisition earn-outs and holdbacks represent either contingent consideration subject to fair value measurements, or fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition. Contingent consideration is remeasured to fair value at each reporting period. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities.

Translation of Foreign Currencies

For non-U.S. subsidiaries, the local currency is the functional currency for financial reporting purposes. These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing currency exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average currency exchange rate prevailing during the periods reported. The net effect of such translation gains and losses are reflected in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies certain assets and liabilities based on the following hierarchy of fair value:

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

Level 3:
Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation.

When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and considers risks, restrictions, or other assumptions that market participants would use when pricing the asset or liability.

Concentrations of Credit Risk

Financial instruments potentially subject to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, and trade accounts receivable. At times during the periods presented, the Company had funds in excess of $250,000 insured by the U.S. Federal Deposit Insurance Corporation, or in excess of similar Deposit Insurance programs outside of the United States, on deposit at various financial institutions. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company's restricted cash and cash equivalents were held in escrow for the sole purpose of funding the acquisition of Hibernia. The funds were contractually restricted to remain in escrow until the closing of the acquisition, otherwise returned to the investors plus accrued interest. Due to the short duration in which the funds remained in escrow, management believes the concentration of credit risk was minimal.

The Company's trade accounts receivable are unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of December 31, 2016 and 2015, exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the years ended December 31, 2016, 2015 and 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). While the Company is still in the process of completing the analysis on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company is not aware of any material impact the new standard will have. The Company anticipates adopting the standard using the modified retrospective method. This assessment excludes the potential impact the acquisition of Hibernia Networks will have on its analysis. Refer to Note 15 - Subsequent Events.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued as part of the FASB’s simplification initiative and covers such areas as (i) the recognition of excess tax benefits and deficiencies and the classification of those excess tax benefits on the statement of cash flows, (ii) an accounting policy election for forfeitures to be estimated or account for when incurred, (iii) the amount an employer can withhold to cover income taxes and still qualify for equity classification, and (iv) the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area impacted by this update. The Company does not expect the new guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice of how certain transactions are classified and presented in the statement of cash flows in accordance with ASC 230. The ASU amends or clarifies guidance on eight specific cash flow issues, some of which include classification on debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effect of the new standard on its consolidated financial statements and related disclosures, but the Company does not expect the new guidance to have a material impact.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This guidance will be effective in the first quarter of 2018 and early adoption is permitted. The Company does not expect the new guidance to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB during 2016 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

NOTE 3 — ACQUISITIONS

Since its formation, the Company has consummated a number of transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses, which are in addition to periodic purchases of customer contracts, have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network and broaden its customer base.

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

The following is a list of material acquisitions the Company completed during 2016, 2015 and 2014, respectively.

Acquisitions Completed During 2016

Telnes Broadband

On February 4, 2016, the Company completed the acquisition of Telnes Broadband ("Telnes"). The Company paid $17.5 million, composed of $15.5 million in cash and 178,202 unregistered shares of the Company's common stock valued at $2.0 million. $1.8 million of the cash consideration was deferred for one year subject to reduction for any indemnification claims made by the Company prior to such date. The Company incurred $0.9 million in exit costs associated with the acquisition for the year ended December 31, 2016. The purchase price allocation was finalized as of September 30, 2016. The acquisition was considered an asset purchase for tax purposes.

Acquisitions Completed During 2015

One Source Networks Inc.

On October 22, 2015, the Company acquired One Source Networks Inc. ("One Source"). The Company paid $169.3 million of cash and issued 185,946 unregistered shares of the Company's common stock valued at $2.3 million. The Company also issued 289,055 unregistered shares of its common stock to certain One Source employees as compensation for continuous employment. Share-based compensation of $3.6 million has been amortized ratably over an 18 month service period. The net working capital was finalized in 2016 for additional consideration of $0.4 million. The Company incurred $4.9 million in exit costs associated with the acquisition of One Source for the year ended December 31, 2015. The acquisition was considered a stock purchase for tax purposes.

MegaPath Corporation

On April 1, 2015, the Company acquired MegaPath Corporation ("MegaPath"). The Company paid $141.4 million in cash (exclusive of the assumption of $3.4 million in capital leases) and issued 610,843 unregistered shares of the Company’s common stock valued at $7.5 million. In April 2016, the Company also settled a dispute related to closing date working capital with MegaPath in 2016, resulting in an increase to total consideration and goodwill of $4.1 million. $10.0 million of the initial cash consideration was deferred for one year, subject to reduction for any indemnification claims made by the Company prior to such date. The Company incurred $7.7 million in exit costs associated with the acquisition of MegaPath for the year ended December 31, 2015. The acquisition was considered an asset purchase for tax purposes.

Acquisitions Completed During 2014

UNSi

On October 1, 2014, the Company acquired United Networks Services, Inc. ("UNSi"). The Company paid $32.5 million in cash and issued 231,539 unregistered shares of the Company's common stock valued at $2.9 million. $2.6 million of the purchase price was deferred for one year, subject to reduction for any indemnification claims made by the Company prior to such date. $1.0 million of this holdback was paid in 2016 with the remaining $1.6 million pending resolution of a dispute. The Company incurred $6.1 million in exit costs associated with the acquisition of UNSi for the year ended December 31, 2014. The acquisition was considered a stock purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed for its acquisitions over the past three years (amounts in thousands):

Purchase Price	Telnes	One Source	MegaPath	UNSi
Cash paid at closing, incl. working capital	$13,751	$169,305	$131,397	$29,978
Deferred cash consideration(1)	1,800	—	10,000	2,568
Common stock	1,995	2,345	7,500	2,884
Purchase consideration	$17,546	$171,650	$148,897	$35,430

Purchase Price Allocation
Assets acquired:
Current assets	$889	$10,957	$15,137	$4,292
Property, plant and equipment	996	2,072	16,565	8,181
Other assets	17	—	—	—
Intangible assets - customer lists(2)	10,951	63,590	72,162	13,960
Intangible assets - intellectual property(2)	—	17,379	—	—
Intangible assets - tradename(2)	213	—	—	—
Deferred tax asset	—	—	5,245	1,409
Goodwill	5,120	115,471	60,566	23,640
Total assets acquired	18,186	209,469	169,675	51,482

Liabilities assumed:
Current liabilities	(640)	(7,170)	(18,883)	(16,052)
Capital leases, long-term portion	—	—	(1,895)	—
Deferred tax liability	—	(30,649)	—	—
Total liabilities assumed	(640)	(37,819)	(20,778)	(16,052)

Net assets acquired	$17,546	$171,650	$148,897	$35,430
(1)The deferred consideration for MegaPath and $1.0 million of the deferred consideration for UNSi was paid in 2016. The deferred consideration for Telnes was paid in February 2017.
(2)The weighted average amortization period of intangible assets acquired during 2016 was 3.6 years for customer lists, 1.4 years for non-compete agreements, 1.6 years for trademark, and 3.6 years in total, as of December 31, 2016.

Transaction Costs

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. There are two types of costs that the Company accounts for:

•Severance, restructuring and other exit costs
•Transaction and integration costs

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees; termination charges for leases and supplier contracts; and other costs incurred associated with an exit activity. These costs are reported separately in the consolidated statements of operations during these periods. Refer to Note 10 for further information.

Transaction and integration costs include expenses associated with legal, accounting, regulatory and other transition services rendered in connection with acquisitions, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $4.8 million and $6.1 million for the years ended December 31, 2016 and 2015, respectively. The amounts were not significant in 2014. Transaction and integration costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these years.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s acquisitions during 2016 and 2015 as if the acquisitions occurred on January 1, 2015. The pro forma net income for the years ended December 31, 2016 and 2015 includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2015 (amounts in thousands, except per share and share data).

	Year Ended December 31,
	2016	2015

Revenue	$523,371	$481,028
Net income	$5,512	$11,531

Net income per share:
Basic	$0.15	$0.33
Diluted	$0.15	$0.32

Basic	37,072,217	35,151,486
Diluted	37,585,469	35,979,597

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $280.6 million and $271.0 million as of December 31, 2016 and 2015, respectively. Additionally, the Company's intangible asset balance was $193.9 million and $182.2 million as of December 31, 2016 and 2015, respectively. The additions to both goodwill and intangible assets during the year ended December 31, 2016 relate to the acquisition of Telnes, the purchase of certain customer contracts, purchase price allocation refinement for the One Source acquisition, and the working capital settlement with MegaPath (see Note 3 - Acquisitions). Further additions to intangible assets during the year ended December 31, 2016 relate to the asset purchase of customer contracts totaling $41.3 million, of which $20.0 million was paid at closing of the respective transactions and the remaining $21.3 million will be paid in 2017.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows (amounts in thousands):

	Telnes	One Source	MegaPath	UNSi	Prior Acquisitions	Total
Balance, December 31, 2014	$—	$—	$—	$23,640	$69,043	$92,683
Purchase Price Allocation	—	115,471	60,566	—	—	176,037
PPA adjustment	—	—	—	2,236	—	2,236
Balance, December 31, 2015	—	115,471	60,566	25,876	69,043	270,956
Purchase Price Allocation	5,120	—	—	—	—	5,120
PPA adjustment	—	394	4,101	—	22	4,517
Balance, December 31, 2016	$5,120	$115,865	$64,667	$25,876	$69,065	$280,593

The following tables summarize the Company’s intangible assets as of December 31, 2016 and 2015 (amounts in thousands):

		December 31, 2016
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer relationships	3-7 years	$267,755	$91,136	$176,619
Non-compete agreements	3-5 years	4,572	4,420	152
Point-to-point FCC license fees	3 years	1,695	1,268	427
Intellectual property	10 years	17,379	2,076	15,303
Trade name	3 years	3,092	1,657	1,435
		$294,493	$100,557	$193,936

		December 31, 2015
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer relationships	3-7 years	$215,802	$54,041	$161,761
Non-compete agreements	3-5 years	4,331	4,305	26
Point-to-point FCC license fees	3 years	1,695	701	994
Intellectual property	10 years	17,379	336	17,043
Trade name	3 years	2,079	519	1,560
Trade name (indefinite-lived)(1)	N/A	800	—	800
		$242,086	$59,902	$182,184
(1)Subsequent to performing its annual impairment test of the trade name on October 1, 2016, where no impairment was identified, the Company concluded that the trade name should be deemed a definite-lived intangible asset with an estimated useful life of three years, to be amortized prospectively as of October 1, 2016.

Amortization expense was $40.7 million, $26.0 million and $13.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2016 in each of the years subsequent to December 31, 2016 is as follows (amounts in thousands):

2017	$43,202
2018	36,884
2019	32,016
2020	28,989
2021	27,442
2022 and beyond	25,403
Total	$193,936

NOTE 5 — PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Network equipment	$116,187	$70,808
Computer hardware and software	15,606	9,613
Leasehold improvements	4,371	3,113
Furniture and fixtures	950	838
Property and equipment, gross	137,114	84,372
Less accumulated depreciation	(93,745)	(45,549)
Property and equipment, net	$43,369	$38,823

Certain property, plant and equipment, primarily network equipment, is subject to capital lease in the amount of $3.2 million and $3.5 million as of December 31, 2016 and 2015, respectively, less accumulated depreciation of $2.0 million and $1.1 million as of December 31, 2016 and 2015, respectively.

Depreciation expense associated with property and equipment was $22.1 million, $20.7 million and $11.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 6 — DEBT

As of December 31, 2016 and 2015, long-term debt was as follows (amounts in thousands):

	2016	2015

Term loan	$425,775	$400,000
7.875% Senior Note	300,000	—
Revolving line of credit facility	20,000	5,000
Total debt obligations	745,775	405,000
Unamortized debt issuance costs	(9,310)	(10,938)
Unamortized original issuance discount	(6,957)	(7,819)
Carrying value of debt	729,508	386,243
Less current portion	(4,300)	(4,000)
	$725,208	$382,243

October 2015 Credit Agreement

On October 22, 2015, the Company entered into a credit agreement (the "October 2015 Credit Agreement") that provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility).

The term loan facility was issued at a discount of $8.0 million. Approximately $0.5 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s real estate lease obligations. As of December 31, 2016, the Company had drawn $20.0 million under the revolving line of credit and had $29.5 million of borrowing capacity available.

On May 3, 2016, the Company entered into an incremental term loan agreement, which increased outstanding term loans by $30.0 million, the proceeds of which were used to repay the outstanding revolving loans.

On June 28, 2016, the Company entered into Amendment No. 1 (the "Repricing Amendment") to the October 2015 Credit Agreement. The Repricing Amendment, among other things, reduced the applicable rate for term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) and reduced the applicable rate for revolving loans to LIBOR plus 4.25% (with no LIBOR floor). The Repricing Amendment also included a "soft call" prepayment penalty of 1.0% through December 28, 2016 for certain prepayments, refinancings, and amendments where the primary purpose is to further reduce the applicable rate.

As of December 31, 2016, the maturity date of the term loan facility was October 22, 2022 and the maturity date of the revolving line of credit was October 22, 2020. The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at December 31, 2016 (amounts in thousands):

Total Debt
2017	$4,300
2018	4,300
2019	4,300
2020	24,300
2021	4,300
2022	404,275
Total	$445,775

The Company may prepay loans under the October 2015 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs.

The effective interest rate on outstanding debt at December 31, 2016 and 2015 was 5.76% and 6.24% respectively.

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

In addition, the Company must comply with a Consolidated Net Secured Leverage Ratio covenant and is restricted from permitting the Consolidated Net Secured Leverage Ratio to be greater than the maximum ratio specified below during the period opposite such maximum ratio. The Company was in compliance with all financial covenants under the October 2015 Credit Agreement as of December 31, 2016.

The Company's obligations under the October 2015 Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of its tangible and intangible assets.

7.875% Senior Notes

On December 22, 2016, in connection with the pending acquisition of Hibernia Networks, GTT Escrow Corporation (the "Escrow Issuer") completed a private offering of $300.0 million aggregate principal amount 7.875% senior unsecured notes (the "Notes") due in 2024. The Escrow Issuer is the Company's wholly owned subsidiary and was created solely for the purpose of issuing the Notes.

The proceeds of the offer were deposited into escrow, where the funds remained until the escrow release conditions were satisfied, most notably the closing of the acquisition of Hibernia. Had the acquisition agreement been terminated, the funds in escrow would have been released and returned to the investors of the Notes, plus accrued and unpaid interest up to the date of release. Accordingly, the Company has recognized the proceeds from the offer as Restricted Cash in its consolidated financial statements. The notes are not guaranteed until the release of the escrow, but once released, the notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Company's new credit agreement.

In addition, in conjunction with the acquisition of Hibernia, the Company entered into a new credit agreement (the "2017 Credit Agreement") to fund the remaining portion of the purchase price. Refer to Note 15 - Subsequent Events for further details.

Debt Issuance Costs

In connection with the October 2015 Credit Agreement, the Company incurred debt issuance costs of $8.6 million (net of extinguishments). These costs are in addition to $2.6 million of debt issuance costs that were carried over from the prior term loan facility that qualified as a modification.

In June 2016, the Company accounted for the Repricing Amendment as a modification of debt, whereby the Company incurred an additional $0.8 million of debt issuance costs that were deferred and recorded as an offset to Long-Term Debt in the consolidated balance sheets. The Company also accelerated $1.6 million of prior deferred debt issuance cost, which was recorded as a Loss on Debt Extinguishment in the consolidated statement of operations. In connection with the Notes offering, we incurred debt issuance costs of $0.5 million as of December 31, 2016. The deferred costs associated with the Notes will begin amortizing in the first quarter of 2017.

Debt issuance costs are amortized to interest expense over the respective term of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the applicable remaining unamortized costs will be immediately expensed.

The unamortized balance of debt issuance costs as of December 31, 2016 and 2015 was $9.3 million and $10.9 million, respectively.

The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Amortization of debt issuance costs” along with the amortization of the discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $1.5 million for the year ended December 31, 2016 and $1.0 million for each of the years ended December 31, 2015 and 2014.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to "Long-term debt, non-current".

Previous Debt Agreements

April 2015 Credit Agreement

On April 1, 2015, the Company entered into the April 2015 Credit Agreement, which amended the August 2014 Credit Agreement and provided for a term loan facility of $230.0 million, a revolving line of credit facility of $25.0 million, and an uncommitted incremental credit facility of $50.0 million in term loans and/or revolving credit commitments. The interest rate on borrowings under the term loan facility was LIBOR plus a 4.50% spread. The interest rate on borrowings under the revolving credit facility was subject to a leveraged based pricing grid. The maturity date of the loans was March 31, 2020. The proceeds were used to fund the MegaPath acquisition and repay all outstanding balances under the Company's prior credit agreement. The April 2015 Credit Agreement was extinguished as a result of the refinancing transaction in connection with the October 2015 Credit Agreement.

August 2014 Credit Agreement

On August 6, 2014 the Company entered into the August 2014 Credit Agreement, which included amendments to previously existing debt. The agreement provided for a term loan facility of $110.0 million, a revolving line of credit facility of $15.0 million, an available $15.0 million delayed draw term loan, and an available uncommitted $30.0 million incremental term loan. The interest rate on borrowings under the term loan facility consisted of LIBOR plus an applicable spread subject to a leveraged based pricing grid. The maturity date of the loans was August 6, 2019. The August 2014 Credit Agreement was extinguished as a result of the refinancing transaction in connection with the April 2015 Credit Agreement.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Accrued compensation and benefits	$10,035	$9,465
Accrued selling, general and administrative	4,534	2,701
Accrued carrier costs	13,543	21,637
Accrued restructuring	3,247	6,833
Accrued other	5,529	2,479
	$36,888	$43,115

NOTE 8 — FAIR VALUE MEASUREMENTS

The carrying value of the Company's long-term debt, inclusive of $20 million revolving line of credit, net of unamortized debt issuance costs and unamortized original issuance discount, was $729.5 million and $386.2 million as of December 31, 2016 and 2015, respectively. Based on trading activity of the Company's specific debt, the fair value of the Company's long-term debt as of December 31, 2016 and 2015 was estimated to approximate its carrying value. The Company's fair value estimates of the long-term debt were based on Level 1 inputs; quoted prices for identical instruments in active markets.

From time to time, the Company has issued contingent consideration, or an earn-out, to selling shareholders of acquired companies. Historically, the earn-out has taken the form of Company-issued common stock or cash consideration contingent on the performance of the entity the Company acquired. The Company considers the valuation of the earn-outs as a Level 3 liability based on unobservable inputs. For issuances of Company common stock, the Company considers this comparable to a stock option and measures the fair value using the Black-Scholes pricing model. During the year ended December 31, 2016, there were no share-based earn-outs entered into or requiring valuation.

The earn-out liability in 2015 relates to business acquisitions in which the sellers received a cash payout based upon the performance of the entity the Company acquired.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and 2015, respectively (amounts in thousands):

Acquisition Earn-outs

Balance, December 31, 2014	$3,374
Paid in cash	(3,729)
Change in fair value	880
Balance, December 31, 2015	525
Paid in cash	(525)
Balance, December 31, 2016	$—

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no goodwill or intangible asset impairments recorded during the years ended December 31, 2016 and 2015.

NOTE 9 — INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (amounts in thousands):

	2016	2015	2014
Domestic	$11,459	$(12,318)	$(25,355)
Foreign	(2,271)	(2,509)	4,459
Total	$9,188	$(14,827)	$(20,896)

The components of the provision for income tax (benefit) expense for the years ended December 31, 2016, 2015 and 2014 were as follows (amounts in thousands):

	2016	2015	2014
Current:
Federal	$456	$77	$—
State	(35)	—	83
Foreign	1,298	(3,708)	1,215
Total current	1,719	(3,631)	1,298
Deferred:
Federal	2,381	(25,347)	852
State	745	(3,783)	(459)
Foreign	(917)	(1,370)	392
Total deferred	2,209	(30,500)	785
Income tax (benefit) expense	$3,928	$(34,131)	$2,083

The following is a reconciliation of the U.S. federal statutory income taxes to the amounts reported in the financial statements for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
U.S. federal statutory income tax	$3,216	$(5,188)	$(7,233)
Permanent items	(184)	733	575
State taxes, net of federal benefit	417	(533)	89
Foreign tax rate differential	6	(34)	(421)
Warrant extinguishment	—	—	5,743
Change in valuation allowance	—	(23,450)	3,118
Unrecognized tax positions	—	(2,167)	316
Other	473	(3,492)	(104)
Total income tax (benefit) expense	$3,928	$(34,131)	$2,083

The components of the Company's deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (amounts in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$20,280	$29,607
Capital loss and trade deficit carryforwards	980	677
Reserves and allowances	697	1,831
Share-based compensation	3,742	2,019
Other	2,238	1,640
Total deferred tax assets before valuation allowance	27,937	35,774
Less: Valuation allowance	(284)	(305)
Total deferred tax assets	27,653	35,469
Deferred tax liabilities:
Intangible assets and goodwill	(17,724)	(29,193)
Property and equipment	(4,162)	1,526
Other	(606)	(432)
Total deferred tax liabilities	(22,492)	(28,099)
Net deferred tax assets(1)	$5,161	$7,370
(1) Included as a component of Other long-term assets on the consolidated balance sheets.

In accordance with ASU No. 2015-17, at December 31, 2016 all deferred tax assets and liabilities were presented as noncurrent. No prior periods were adjusted retrospectively.

As of December 31, 2016, the Company had $71.7 million of U.S. federal net operating loss ("NOL") carryforwards net of limitations under Section 382. Approximately $27.8 million of the NOL carryforwards have not been recognized as they relate to "windfall" tax benefits associated with share-based compensation. The Company's U.S. federal NOL carryforwards, if not utilized to reduce taxable income in future years, will expire between 2020 and 2035.

As of December 31, 2016, the Company had tax-effected state NOL carryforwards of approximately $3.2 million, which are subject to limitations and have various expirations through 2035. Approximately $1.5 million of the tax-effected state NOL carryforwards have not been recognized as they related to "windfall" benefits associated with share-based compensation.

As of December 31, 2016, the Company had NOL carryforwards in the U.K. of $14.5 million, which have an indefinite carry forward period.

Management believes it is more likely than not that it will utilize its net deferred tax assets, with the exception of $0.3 million foreign deferred tax assets.

Accounting for Uncertainty in Income Taxes

The Company had unrecognized tax benefits of $0.0 million as of December 31, 2016 and 2015, and $2.2 million as of December 31, 2014. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Changes in unrecognized tax benefits are set forth below (amounts in thousands):

	2016	2015	2014
Balance, January 1	$—	$2,167	$1,851
Changes for tax positions of prior years	—	(1,849)	—
Increases for tax positions related to the current year	—	—	342
Settlements and lapsing of statutes of limitations	—	(318)	(26)
Balance, December 31	$—	$—	$2,167

The Company files income tax returns in U.S. federal, state and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2013 with the exception of the federal and state tax returns of certain acquired entities for which net operating losses are available for utilization.

NOTE 10 — RESTRUCTURING COSTS, EMPLOYEE TERMINATION AND OTHER ITEMS

The Company incurred severance, restructuring and other exit costs associated with the acquisitions of Telnes, One Source, MegaPath and UNSi. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs directly related to the exit activities associated with the acquisitions. Transaction and integration costs are not included in exit costs, but are recorded as a component of selling, general and administrative expense.

During the year ended December 31, 2016, the Company incurred $0.9 million in charges associated with the acquisition of Telnes offset by $0.1 million of adjustments from prior acquisitions. The Company paid $2.7 million in employee termination benefits consisting of $0.8 million for Telnes, $1.1 million for One Source and $0.8 million for MegaPath. The Company paid $0.6 million in lease termination costs consisting of $0.5 million related to the MegaPath acquisition and $0.1 million related to the One Source acquisition. Payments made for other contract terminations cost of $1.0 million were primarily related to the acquisition of MegaPath.

The exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the year ended December 31, 2016 (amounts in thousands):

	Balance, December 31, 2015	Charges and Adjustments	Payments	Balance, December 31, 2016
Employee Termination Benefits	$1,903	$870	$(2,731)	$42
Contract Terminations:
Lease terminations	1,503	—	(644)	859
Other contract terminations	3,427	(102)	(979)	2,346
	$6,833	$768	$(4,354)	$3,247

During the year ended December 31, 2015, the Company incurred $12.7 million in exit costs associated with the acquisitions, consisting of $4.9 million for One Source and $7.7 million for MegaPath. No additional exit costs were incurred for the acquisition of UNSi which occurred in 2014. The Company paid $6.0 million in employee termination benefits consisting of $1.2 million for One Source, $4.1 million for MegaPath and the remainder for UNSi. The Company also paid $1.4 million in other contract termination costs consisting of $1.0 million for MegaPath and $0.4 million for UNSi.

The exit costs recorded and paid are summarized as follows for the year ended December 31, 2015 (amounts in thousands):

	Balance, December 31, 2014	Charges and Adjustments	Payments	Balance, December 31, 2015
Employee Termination Benefits	$778	$7,159	$(6,034)	$1,903
Contract Terminations:
Lease terminations	194	1,796	(487)	1,503
Other contract terminations	1,130	3,729	(1,432)	3,427
	$2,102	$12,684	$(7,953)	$6,833

During the year ended December 31, 2014, the Company incurred $9.4 million in exit costs, consisting of $6.1 million associated with the UNSi acquisition, and a $3.3 million for litigation settlement. The Company paid $4.8 million in employee termination benefits, lease terminations, and other contract terminations, related to the acquisition of UNSi.

NOTE 11 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of December 31, 2016 the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011 and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 7,652,671 have been issued and are outstanding as of December 31, 2016.

The GTT Stock Plan permits the granting of time-based stock options, time-based restricted stock and performance-based restricted stock to employees and consultants of the Company, and non-employee directors of the Company.

Time-based options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than 10 years from the grant date. The stock options generally vest over four years with 25% of the options becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

Time-based restricted stock granted under the GTT Stock Plan is granted at the closing stock price on the day of grant. Restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The fair value of the restricted stock awards was calculated using the value of GTT common stock on the grant date and is being amortized over the vesting periods in which the restrictions lapse.

Performance-based restricted stock is granted under the GTT Stock Plan subject to the achievement of certain performance measures. Once achievement of these performance measures becomes probable, the Company starts to expense the fair value of the grant over the vesting period. The performance-based restricted stock is valued at the closing price on the day of grant. The performance grant will vest annually or quarterly over the vesting period once achievement of the performance measure has been met and approved by the Compensation Committee.

The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to authorize a different vesting schedule for any awards.

The following table summarizes the share-based compensation expense recognized as a selling, general and administrative expense in the consolidated statements of operations (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Time-based stock options	$1,790	$1,591	$883
Time-based restricted stock(1)	6,451	5,052	1,535
Performance-based restricted stock	7,248	1,233	—
ESPP	286	—	—
Total	$15,775	$7,876	$2,418
(1) Includes $2.2 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, related to the shares issued to the former employees of One Source for continued employment.

The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	December 31, 2016
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Yrs)
Stock Options	$3,205	1.67
Restricted Stock	14,032	1.83
Performance Awards	8,101	1.39
Total	$25,338	1.67

Time-Based Stock Options

The Company uses the Black-Scholes option-pricing model method to calculate the fair value of the stock options. The use of option valuation models requires the input by management of certain assumptions, including the expected stock price volatility, the expected life of the option term and the forfeiture rate. These assumptions are utilized by the Company in determining the estimated fair value of the stock options. Assumptions used in the calculation of the stock option expense were as follows:

	2016	2015	2014
Expected volatility	42.5% - 48.8%	44.3% - 64.6%	62.2% - 63.2%
Risk free interest rate	1.0% - 1.9%	1.3% - 1.9%	1.7% - 2.0%
Expected term (in years)	6.11	6.25	6.25
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	4.0%	4.0%	4.0%

The fair value of each stock option grant is estimated as of the date of grant.

Stock option activity during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	1,697,500	$2.09	$0.47
Granted	459,450	12.44	7.35
Exercised	(633,754)	1.67	1.10
Forfeited or canceled	(159,736)	4.98	2.85
Balance, December 31, 2014	1,363,460	5.41	3.17
Granted	344,117	17.91	8.64
Exercised	(259,121)	2.35	1.40
Forfeited or canceled	(72,079)	6.50	2.75
Balance, December 31, 2015	1,376,377	9.05	4.89
Granted	158,958	13.76	6.10
Exercised	(307,286)	3.83	2.29
Forfeited or canceled	(64,141)	13.31	6.47
Balance, December 31, 2016	1,163,908	$10.84	$5.66	7.26	$20,847,944
Exercisable	645,936	$8.17	$4.51	6.51	$13,292,491

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

As of December 31, 2016, the total vested portion of share-based compensation expense for time-based stock options was $5.6 million, the unamortized compensation cost related to unvested stock options was $3.2 million, and the weighted average period over which this cost is expected to be recognized is 1.7 years.

Time-Based Restricted Stock

Time-based restricted stock activity during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Shares	Weighted Average Fair Value
Unvested balance, December 31, 2013	789,938	$9.58
Granted	406,902	11.94
Forfeited	(142,503)	3.49
Vested	(375,262)	10.71
Unvested balance, December 31, 2014	679,075	11.65
Granted	550,027	18.46
Forfeited	(18,220)	10.96
Vested	(331,250)	19.20
Unvested balance, December 31, 2015	879,632	13.08
Granted	638,362	14.66
Forfeited	(83,293)	16.85
Vested	(385,731)	18.93
Unvested balance, December 31, 2016	1,048,970	$11.59

The fair value of time-based restricted stock awarded totaled $9.4 million, $10.9 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of these awards was calculated using the value of GTT common stock on the grant date and is being amortized over the respective vesting periods. As of December 31, 2016, unamortized compensation cost related to unvested restricted stock was $14.0 million and the weighted average period over which this cost will be recognized is 1.7 years.

Performance-Based Restricted Stock

Performance-based restricted stock activity during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Shares	Weighted Average Fair Value
Unvested balance, December 31, 2013	187,000	$5.82
Granted	610,000	12.82
Forfeited	—	—
Vested	(30,500)	12.98
Unvested balance, December 31, 2014	766,500	11.11
Granted	935,000	19.18
Forfeited	—	—
Vested	(303,373)	20.03
Unvested balance, December 31, 2015	1,398,127	14.57
Granted	—	—
Forfeited	(19,687)	17.69
Vested	(450,004)	18.36
Unvested balance, December 31, 2016	928,436	$12.66

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards").  The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing stock-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met, and they will continue to vest ratably through the third quarter of 2017. As of December 31, 2016, unamortized compensation cost related to the unvested 2014 Performance Awards was $0.7 million.

In November 2015, the Company granted $16.9 million of restricted stock, contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon announcement of the Hibernia Networks acquisition in November 2016 (see Note 15 - Subsequent Events), the achievement of two of the four performance criteria became probable. Accordingly, the Company recognized share-based compensation expense of $1.1 million for the year ended December 31, 2016. Of the $15.8 million that remains unamortized as of December 31, 2016, $8.4 million relates to the two performance criteria that have not been met.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the Company's common stock during each of the three-month offering periods. The offering periods generally commence on the first day and the last day of each quarter. At December 31, 2016, 417,204 shares were available for issuance under the ESPP. During the twelve months ended December 31, 2016, the Company has recognized $0.3 million of compensation expense related to the ESPP. There was no ESPP expense in 2015 and 2014.

Shares Issued in Acquisition

In conjunction with the acquisition of One Source, the Company issued $3.6 million, or 289,055 unregistered shares, of common stock to the selling shareholders of One Source subject to a continuing employment period of 18 months. The fair value of this issuance was calculated using the value of GTT common stock on the acquisition date less a discount for lack of marketability. The $3.6 million was expensed ratably over the service period of 18 months. As of December 31, 2016, unamortized compensation expense was $0.7 million which will be recognized through April 2017.

NOTE 12 — DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code ("IRC") that covers substantially all U.S. based employees. The plan allows eligible employees to contribute from 1% to 100% of their pre-tax eligible earnings, subject to defined limits. The Company matches 50% of an employee's voluntary contributions per pay period up to the annual maximum as defined by the IRS. Employer's matching contributions under the Company's plan vest at a rate of 25% for each year of employment and are fully vested after four years of employment for all current and future contributions. During the years ended December 31, 2016, 2015 and 2014, the Company incurred 401(k) matching expense of $0.9 million, $0.6 million and $0.2 million, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

 Estimated annual commitments under contractual obligations are as follows at December 31, 2016 (amounts in thousands):

	Network Supply	Office Space	Capital Leases	Other(1)
2017	$103,770	$3,332	$1,015	$7,618
2018	57,220	2,618	120	578
2019	22,830	2,031	—	154
2020	3,477	1,114	—	—
2021	898	613	—	—
2022 and beyond	1,552	473	—	—
	$189,747	$10,181	$1,135	$8,350
(1) Primarily consists of vendor contracts associated with network monitoring and maintenance services.

Network Supply Agreements

As of December 31, 2016, the Company had purchase obligations of $189.7 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core IP backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short term duration allows the Company to take advantage of favorable pricing trends.

Supplier agreements associated with the Company's customer specific locations, which represents the substantial majority of the Company's network spending are typically contracted so the terms and conditions in both the vendor and customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that its network supplier obligations are generally mirrored by its customers' commitments to purchase the services associated with those obligations.

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has ten offices throughout the United States, four offices in Europe and one office in Hong Kong. The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $5.5 million, $4.5 million and $2.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

“Take-or-Pay” Purchase Commitments

One of the Company’s supplier agreements requires the Company to make minimum monthly payments regardless of whether or not the Company is utilizing enough services to satisfy the minimum (commonly referred to in the industry as “take-or-pay”

commitments). As of December 31, 2016, the Company no longer had any obligations under this take-or-pay commitment. As of December 31, 2015, the Company's aggregate obligations under the take-or-pay commitment was $33.9 million.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

NOTE 14 — FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The Company’s financial data recognized by legal entities as follows (amounts in thousands):

	ITALY	UK	OTHER	FOREIGN COUNTRY TOTAL	US	TOTAL
2016
Revenues by geographic area	$37,670	$30,952	$1,643	$70,265	$451,423	$521,688
Long-lived assets at December 31	24,098	8,054	558	32,710	485,188	517,898
2015
Revenues by geographic area	46,565	25,565	3,456	75,586	293,664	369,250
Long-lived assets at December 31	29,978	9,337	1,223	40,538	451,425	491,963
2014
Revenues by geographic area	56,547	27,092	4,738	88,377	118,966	207,343
Long-lived assets at December 31	38,172	9,840	1,723	49,735	126,762	176,497

NOTE 15 — SUBSEQUENT EVENTS

Hibernia Acquisition

On January 9, 2017, the Company acquired 100% of Hibernia Networks. The Company paid $621.5 million, comprised of $515.0 million in cash consideration, $14.6 million net cash acquired and 3,329,872 unregistered shares of the Company's common stock, initially valued at $75.0 million on the date of announcement, and ultimately valued at $91.9 million at closing. The purchase price is subject to a final post-closing reconciliation for closing date cash, net working capital, transaction expenses, indebtedness, certain tax payments and prepaid customer contracts. $300.0 million of the cash consideration was funded by proceeds from the issuance of 7.875% senior unsecured notes ("Notes"), which was funded into escrow in December 2016 (refer to Note 6 - Debt). The remainder was funded by a new credit agreement, which is discussed in more detail below.

Credit Agreement

In conjunction with the closing of the Hibernia acquisition, the Company entered into a credit agreement (the "2017 Credit Agreement") that provided a $700.0 million term loan facility and a $75.0 million revolving line of credit facility (which includes a $25.0 million letter of credit facility). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $150.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests provided, however, that incremental revolving loan commitments may not exceed $25.0 million.

The maturity date of the term loan facility is January 9, 2024 and the maturity date of the revolving loan facility is January 9, 2022. Each maturity date may be extended per the terms of the 2017 Credit Agreement. The Company may prepay loans under the 2017 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. The principal amount of the term loan facility is payable in equal quarterly installments of $1.75 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal amount is payable in full.

At the Company's election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans, with applicable margins at 3.00% for Base Rate Loans and 4.00% for Eurodollar loans. The Eurodollar Loans are subject to a floor of 1.00%, and the applicable margin for revolving loans is 2.50% for Base Rate Loans and 3.50% for Eurodollar Loans. The obligations under the Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company and the guarantors.

The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio applicable only to the revolving credit facility in the event that utilization exceeds 30% of the revolving loan facility commitment. The Company is restricted from permitting the Consolidated Net Secured Leverage Ratio to be greater than the maximum ratio as specified in the 2017 Credit Agreement.

The proceeds of the term loan facility were used to finance the Hibernia Networks acquisition, refinance the Company's existing credit facility and to pay costs and expenses associated with such transactions.

NOTE 16 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables are unaudited consolidated quarterly results of operations for the years ended December 31, 2016 and 2015. The financial information presented should be read in conjunction with other information included in the Company's consolidated financial statements.

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:		(In thousands)
Telecommunications services	$124,437	$128,914	$131,851	$136,486

Operating expenses:
Cost of telecommunications services	66,197	68,272	68,184	71,359

Operating income	8,953	9,041	12,235	10,596

Net income (loss)	898	91	5,127	(856)

Earnings (loss) per share:
Basic	$0.02	$—	$0.14	$(0.02)
Diluted	$0.02	$—	$0.14	$(0.02)

Weighted average shares:
Basic	36,854,219	37,065,651	37,152,063	37,221,037
Diluted	37,455,379	37,678,120	37,785,921	37,221,037

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:		(In thousands)
Telecommunications services	$62,353	$95,076	$96,996	$114,825

Operating expenses:
Cost of telecommunications services	37,697	51,461	53,363	61,937

Operating income (loss)	2,289	(5,464)	5,449	1,427

Net income (loss) (1)	1,067	(11,114)	1,762	27,589

Earnings (loss) per share:
Basic	$0.03	$(0.32)	$0.05	$0.77
Diluted	$0.03	$(0.32)	$0.05	$0.75

Weighted average shares:
Basic	33,935,481	34,835,154	34,981,104	36,060,212
Diluted	34,659,757	34,835,154	35,888,525	36,906,979
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

SCHEDULE II
GTT COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
Activity in the Company’s allowance accounts for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Allowance for Doubtful Accounts Receivable
Year	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Other	Balance at End of Year
2014	$702	$835	$(767)	$108	$878
2015	$878	$3,210	$(3,180)	$107	$1,015
2016	$1,015	$5,986	$(4,362)	$17	$2,656

	Deferred Tax Asset Valuation
Year	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Other	Balance at End of Year
2014	$19,805	$3,112	$—	$839	$23,756
2015	$23,756	$—	$(23,450)	$(1)	$305
2016	$305	$—	$(21)	$—	$284