Form 10-Q
period 2017-03-31
GTT Communications, Inc.
filed 2017-05-09
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 9, 2017, 41,262,323 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$32,970	$29,748
Accounts receivable, net of allowances of $3,748 and $2,656, respectively	91,659	76,292
Deferred costs	4,707	3,415
Prepaid expenses	25,868	5,765
Other assets	1,487	3,565
Total current assets	156,691	118,785
Restricted cash and cash equivalents	—	304,266
Property and equipment, net	467,646	43,369
Intangible assets, net	367,610	193,936
Goodwill	467,131	280,593
Other long-term assets	35,263	12,312
Total assets	$1,494,341	$953,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,111	$11,334
Accrued expenses and other current liabilities	57,865	36,888
Acquisition earn-outs and holdbacks	27,338	24,379
Current portion of capital lease obligations	815	1,015
Current portion of long-term debt	7,000	4,300
Deferred revenue	53,140	17,875
Total current liabilities	164,269	95,791
Capital lease obligations, net of current portion	—	120
Long-term debt	953,354	725,208
Deferred revenue, long-term portion	120,281	3,416
Deferred tax liability	26,726	—
Other long-term liabilities	13,173	967
Total liabilities	1,277,803	825,502
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 41,154,397 and 37,228,144 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	287,582	197,326
Accumulated deficit	(66,505)	(64,641)
Accumulated other comprehensive loss	(4,543)	(4,929)
Total stockholders’ equity	216,538	127,759
Total liabilities and stockholders’ equity	$1,494,341	$953,261
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2017	2016

Revenue:
Telecommunications services	$182,365	$124,437

Operating expenses:
Cost of telecommunications services	91,369	66,197
Selling, general and administrative expenses	52,933	32,194
Severance, restructuring and other exit costs	10,671	1,495
Depreciation and amortization	30,360	15,598

Total operating expenses	185,333	115,484

Operating (loss) income	(2,968)	8,953

Other expense:
Interest expense, net	(15,833)	(7,370)
Loss on debt extinguishment	(5,659)	—
Other expense, net	(107)	(280)

Total other expense	(21,599)	(7,650)

(Loss) income before income taxes	(24,567)	1,303

(Benefit from) provision for income taxes	(11,456)	405

Net (loss) income	$(13,111)	$898

(Loss) earnings per share:
Basic	$(0.32)	$0.02
Diluted	$(0.32)	$0.02

Weighted average shares:
Basic	40,410,554	36,854,219
Diluted	40,410,554	37,455,379

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Net (loss) income	$(13,111)	$898

Other comprehensive (loss) income:
Foreign currency translation adjustment	386	(178)
Comprehensive (loss) income	$(12,725)	$720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balance, December 31, 2016	37,228,144	$3	$197,326	$(64,641)	$(4,929)	$127,759

Share-based compensation for options issued	—	—	341	—	—	341

Share-based compensation for restricted stock issued	575,639	—	4,235	—	—	4,235

Tax withholding related to the vesting of restricted stock units	(95,125)	—	(1,371)	—	—	(1,371)

Stock issued in connection with employee stock purchase plan	5,517	—	130	—	—	130

Stock issued in connection with acquisition	3,329,872	1	86,091	—	—	86,092

Stock options exercised	110,350	—	830	—	—	830

Cumulative effect of adjustment for unrecognized windfall benefits	—	—	—	11,247	—	11,247

Net loss	—	—	—	(13,111)	—	(13,111)

Foreign currency translation	—	—	—	—	386	386

Balance, March 31, 2017	41,154,397	$4	$287,582	$(66,505)	$(4,543)	$216,538

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(13,111)	$898
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,360	15,598
Share-based compensation	4,576	1,553
Debt discount amortization	252	323
Loss on debt extinguishment	5,659	—
Amortization of debt issuance costs	741	445
Excess tax benefit from stock-based compensation	(5,340)	—
Deferred income taxes	(7,597)	—
Non-cash deferred revenue	(11,726)	(1,711)
Non-cash deferred costs	945	750
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,501	(7,776)
Prepaid expenses and other current assets	(1,224)	(719)
Deferred costs and other assets	(644)	(500)
Accounts payable	(10,470)	(525)
Accrued expenses and other current liabilities	3,759	(2,611)
Deferred revenue and other liabilities	510	526
Net cash provided by operating activities	2,191	6,251

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(513,113)	(13,751)
Purchase of customer contracts	(3,900)	—
Change in restricted cash and cash equivalents	304,266	—
Purchases of property and equipment	(8,471)	(7,517)
Net cash used in investing activities	(221,218)	(21,268)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	14,000
Repayment of revolving line of credit	(20,000)	—
Proceeds from term loan	696,500	—
Repayment of term loan	(427,525)	(1,000)
Payment of earn-out and holdbacks	(1,800)	(999)
Debt issuance costs	(24,779)	—
Repayment of capital leases	(320)	(184)
Proceeds from issuance of common stock under employee stock purchase plan	130	—
Tax withholding related to the vesting of restricted stock units	(1,371)	(536)
Exercise of stock options	830	163
Net cash provided by financing activities	221,665	11,444

Effect of exchange rate changes on cash	584	(880)

Net increase (decrease) in cash and cash equivalents	3,222	(4,453)

Cash and cash equivalents at beginning of period	29,748	14,630

Cash and cash equivalents at end of period	$32,970	$10,177

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,964	$6,604
Cash paid for income taxes	$68	$209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. (“GTT” or the "Company") is a provider of cloud networking services to multinational clients. The Company offers a broad portfolio of global services including: private networking services, Internet services, optical transport, managed network and security services, voice and unified communication services, and video transport services.

GTT's global Tier 1 IP network delivers connectivity to clients around the world. The Company provides services to leading multinational enterprise, carrier and government customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on March 8, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year 2017 or for any other interim period. The December 31, 2016 consolidated balance sheet is condensed from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Reclassification Within Condensed Consolidated Statement of Cash Flows

As a result of further policy harmonization related to acquired businesses, certain prior period amounts in the condensed consolidated statements of cash flows, have been reclassified to conform with the current period presentation to better reflect the nature of these activities. The Company has reclassified $1.7 million from the "Deferred revenue and liabilities" line to the "Non-cash deferred revenue" line and $0.8 million from the "Deferred costs" line items to the "Non-cash deferred costs" line for the three months ended March 31, 2017. These reclassifications had no impact on the net change in cash and cash equivalents or cash flows from operating, investing and financing activities for any periods presented.

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

Revenue Recognition

The Company delivers six primary services to its customers — optical transport, WAN connectivity services, high bandwidth Internet connectivity services, managed network and security services, global communication and collaboration services, and video transport services. Certain of its current commercial activities have features that may be considered multiple elements, specifically when the Company sells its connectivity services in addition to customer premise equipment ("CPE"). The Company believes that there is sufficient evidence to determine each element’s fair value and, as a result, in those arrangements where there are multiple elements, the service revenue is recorded ratably over the term of the agreement and the equipment is accounted for as a sale, at the time of sale as long as collectability is reasonably assured.

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

Prepaid Capacity Sales and Indefeasible Right to Use. From time to time we sell capacity on a long-term basis, where a certain portion of the contracted revenue is prepaid upon acceptance of the service by the customer. This prepaid amount is initially recorded as deferred revenue and amortized ratably over the term of the contract. Certain of these prepaid capacity sales are in the form of Indefeasible Rights to Use ("IRUs"), where the customer has the right to use the capacity for the life of the fiber optic cable.  In the case of IRU’s, any up-front payments are recognized ratably over a 20 year term, consistent with our assumed useful life of the associated fiber optic cable.

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

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to maintain the Company's global IP network and provide telecommunication services to the Company's customers, including access, co-location, and usage-based charges.

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

The share price of the Company's common stock as reported on the NYSE MKT on the date of grant is used as the fair value for all restricted stock. The Company no longer issues stock options, but previously issued stock options used the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

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

The expense is recognized on a straight-line basis over the vesting period. The Company recognizes share-based compensation expense for performance awards when the Company considers the achievement of the performance criteria to be probable.

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

Comprehensive (Loss) Income

In addition to net (loss) income, comprehensive (loss) income includes certain charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of (loss) earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted EPS – (loss) earnings available to common stockholders	$(13,111)	$898
Denominator for basic EPS – weighted average shares	40,410,554	36,854,219
Effect of dilutive securities	—	601,160
Denominator for diluted EPS – weighted average shares	40,410,554	37,455,379

(Loss) earnings per share: basic	$(0.32)	$0.02
(Loss) earnings per share: diluted	$(0.32)	$0.02

There were approximately 1,046,000 anti-dilutive common shares as of March 31, 2017 that were excluded from the computation of loss per share. There were approximately 254,000 anti-dilutive common shares that were excluded from the computation of loss per share as of March 31, 2016.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

Restricted Cash and Cash Equivalents

Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. In December 2016, the Company completed a private offering of $300.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024. The proceeds of the private offering plus 60 days of prepaid interest, were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia Networks ("Hibernia") that occurred in January 2017. The proceeds were released from escrow at closing to fund the Hibernia acquisition.

Accounts Receivable, Net

Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts. Credit extended is based on an evaluation of the customer’s financial condition and is granted to qualified customers on an unsecured basis.

The Company, pursuant to its standard service contracts, is entitled to impose a monthly finance charge of a certain percentage per month with respect to amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment date set forth in the applicable service contract.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweighs the likelihood of recovery. The allowance for doubtful accounts was $3.7 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively.

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

Freehold Land and Buildings	30 years
Furniture and Fixtures	7 years
Fiber Optic Cable	20 years
Fiber Optic Network Equipment	5 - 15 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $0.4 million and $0.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company's impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company's fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company's goodwill over the implied fair value of that goodwill. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. There were no impairments identified for the three months ended March 31, 2017.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, intellectual property or know-how, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which ranges from three to seven years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between fair value and the carrying value of the asset. There were no impairments recognized for the three months ended March 31, 2017.

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

Asset Purchases

Periodically the Company acquires customer contracts that it accounts for as an asset purchase and record a corresponding intangible asset that is amortized over its estimated useful life. No goodwill is recorded in an asset acquisition. During the three months ended March 31, 2017, the Company acquired one portfolio of customer contracts for an aggregate purchase price of $10.9 million, of which $3.9 million was paid in February at closing. The remaining $7.0 million is expected to be paid in 2017 and 2018, subject to any indemnification claims made through the final payment date. During 2016, the Company acquired two portfolios of customer contracts for an aggregate purchase price of $41.3 million, of which $20.0 million was paid in 2016 at the respective closing dates. The remaining $21.3 million is expected to be paid in 2017, subject to any indemnification claims made through the final payment dates.

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, and the length of time the service has been active.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of March 31, 2017, the Company had open disputes not accrued for, of $5.2 million. As of December 31, 2016, the Company had open disputes of $5.8 million for which it had not accrued.

Acquisition Earn-outs and Holdbacks

Acquisition earn-outs and holdbacks represent either contingent consideration subject to re-measurement to fair value, or fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition. Contingent consideration is remeasured to fair value at each reporting period. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities.

As of March 31, 2017 and December 31, 2016, there was no contingent consideration subject to re-measurement outstanding.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $29.6 million and $9.3 million as of March 31, 2017 and December 31, 2016, respectively.

Original Issue Discount

Original issue discount ("OID") is the difference between the face value of debt and the amount of principal received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes OID by accretion of the discount as interest expense over the term of the debt. For periods ended March 31, 2017 and December 31, 2016, the unamortized portion of the OID was $8.3 million and $7.0 million, respectively.

Translation of Foreign Currencies

For non-U.S. subsidiaries, the local currency is the functional currency for financial reporting purposes. These condensed consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing currency exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average currency exchange rate prevailing during the periods reported. The net effect of such translation gains and losses are reflected in accumulated other comprehensive (loss) income in the stockholders' equity section of the condensed consolidated balance sheets.

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

As of March 31, 2017 and December 31, 2016, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other liabilities approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of March 31, 2017 and December 31, 2016. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)		Significant Other Observable Inputs (Level 2)
(amounts in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
Term loan	$698,250	$425,775	$708,724	$425,775	$—	$—
Senior notes	300,000	300,000	312,390	300,000	—	—
Capital leases	815	1,135	—	—	815	1,135
Total Long-term Debt, including current portion	$999,065	$726,910	$1,021,114	$725,775	$815	$1,135
(1) Fair value based on the average of the bid-ask quoted price.

As of March 31, 2017 and December 31, 2016, acquisition earn-out and holdback liabilities were$27.4 million and $24.4 million, respectively. The carrying value approximates the fair value as of March 31, 2017 and December 31, 2016, respectively.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of March 31, 2017 and December 31, 2016 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the three months ended March 31, 2017 and 2016.

Newly Adopted Accounting Principles

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions. The ASU changes five aspects of the accounting for share-based payment award transactions: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for taxes. The Company adopted ASU 2016-09 effective January 1, 2017. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits has been applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. As of January 1, 2017, the cumulative effect of adopting ASU 2016-09 was an increase in deferred tax assets of $11.2 million and a decrease in accumulated deficit of $11.2 million as a result of recognizing $27.8 million previously unrecognized excess tax benefits from stock-based compensation. The Company will continue to estimate forfeitures at grant. Cash paid by by the Company when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). While the Company is still in the process of completing the analysis on the impact this guidance will have on its condensed consolidated financial statements and related disclosures, the Company is not aware of any material impact the new standard will have. The Company anticipates adopting the standard using the modified retrospective method. The Company has assigned internal resources, engaged a third party service provider, and has a project plan to finalize the evaluation and complete the implementation.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice of how certain transactions are classified and presented in the statement of cash flows in accordance with ASC 230. The ASU amends or clarifies guidance on eight specific cash flow issues, some of which include classification on debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effect of the new standard on its condensed consolidated financial statements and related disclosures, but the Company does not expect the new guidance to have a material impact.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (Step 2) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (as determined in Step 1). The guidance is effective prospectively for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the new guidance to have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB during 2016 and through the three month period ended March 31, 2017 are not believed to have a material impact on the Company's present or historical consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITIONS

Since its formation, the Company has consummated a number of transactions accounted for as business combinations as part of its business strategy of expanding through acquisitions. The acquisitions of these businesses, which are in addition to periodic purchases of customer contracts, have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network, and broaden its customer base.

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

In January 2017, the Company acquired 100% of Hibernia. The Company paid $527.7 million in cash consideration, of which $14.6 million was net cash acquired, and 3,329,872 unregistered shares of the Company's common stock, initially valued at $75.0 million on the date of announcement, and ultimately valued at $86.1 million at closing. The purchase price is subject to a final post-closing reconciliation for net working capital. The results of Hibernia have been included in the results of the Company from January 1, 2017.

The table below reflects the Company's provisional estimates of the acquisition date fair values of the assets and liabilities assumed for its acquisition of Hibernia (amounts in thousands):

Purchase Price	Hibernia
Cash paid at closing, including working capital estimate	$527,655
Common stock (1)	86,092
Purchase consideration	$613,747

Purchase Price Allocation
Assets acquired:
Current assets	$52,330
Property, plant and equipment	426,548
Other assets	359
Intangible assets - customer lists	171,240
Intangible assets - tradename	720
Intangible assets - other	6,800
Goodwill	186,538
Total assets acquired	844,535

Liabilities assumed:
Current liabilities	(40,762)
Capital leases, long-term portion	—
Deferred revenue	(163,300)
Deferred tax liability	(26,726)
Total liabilities assumed	(230,788)
Net assets acquired	$613,747
(1) Common stock fair value equals the closing share price of $27.80 less a discount for lack of marketability

Intangible assets acquired include customer relationships, the Hibernia tradename and various indefeasible right to use ("IRU"). Intangible assets related to customer relationships, tradename and IRU's are subject to a straight-line amortization. The customer relationships have a weighted-average useful life of 10 years and the trademarks have a useful life of 2 years and the IRU's have a useful life of 10 years.

Amortization expense of $4.5 million has been recorded for the three months ended March 31, 2017. Estimated amortization expense related to intangible assets created as a result of the Hibernia acquisition for each of the years subsequent to March 31, 2017 is as follow (amounts in thousands):

2017 remaining	$13,622
2018	18,163
2019	17,803
2020	17,803
2021	17,803
2022 and beyond	89,015
Total	$174,209

Goodwill in the amount of $186.5 million was recorded as a result of the acquisition of Hibernia. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is notexpected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

For material acquisitions completed during 2016, 2015 and 2014, please refer to Note 3 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees; termination charges for leases and supplier contracts; and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three months ended March 31, 2017. Refer to Note 9 of these Condensed Consolidated Financial Statements for further information on severance, restructuring and other exit costs.

Transaction and integration costs include expenses associated with legal, accounting, regulatory and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $8.1 million and $1.3 million during the three months ended March 31, 2017 and 2016, respectively. Transaction and integration costs have been included in selling, general and administrative expenses on the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company's acquisitions during 2016 and 2017 as if the acquisitions occurred on January 1, 2016. The pro forma net (loss) income for the three months ended March 31, 2017 and 2016, respectively, includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during first quarters of 2017 and 2016, respectively, as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2016.

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands, except per share and share data)
Revenue	$182,365	$172,378
Net (loss) income	$(13,111)	$4,582

(Loss) earnings per share:
Basic	$(0.32)	$0.11
Diluted	$(0.32)	$0.11

Denominator for basic EPS – weighted average shares	40,410,554	40,184,091
Denominator for diluted EPS – weighted average shares	40,410,554	40,785,251

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $467.1 million and $280.6 million as of March 31, 2017 and December 31, 2016, respectively. Additionally, the Company's intangible asset balance was $367.6 million and $193.9 million as of March 31, 2017 and December 31, 2016, respectively. The additions to both goodwill and intangible assets during the three months ended March 31, 2017 relate to the acquisition of Hibernia (see Note 2 - Business Acquisitions) and asset purchase of customer contracts.

The change in the carrying amount of goodwill for the period ended March 31, 2017 was as follows (amounts in thousands):

Balance, December 31, 2016	$280,593
Goodwill associated with Hibernia acquisition	186,538
Balance, March 31, 2017	$467,131

The following table summarizes the Company’s intangible assets as of March 31, 2017 and December 31, 2016 (amounts in thousands):

		March 31, 2017			December 31, 2016
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-10 years	$456,718	$106,226	$350,492	$267,755	$91,136	$176,619
Non-compete agreements	3-5 years	4,572	4,443	129	4,572	4,420	152
Point-to-point FCC license fees	3 years	1,697	1,414	283	1,695	1,268	427
Intellectual property	10 years	17,378	2,509	14,869	17,379	2,076	15,303
Trade name	3 years	3,812	1,975	1,837	3,092	1,657	1,435
		$484,177	$116,567	$367,610	$294,493	$100,557	$193,936

Amortization expense was $16.0 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2017 in each of the years subsequent to March 31, 2017 is as follows (amounts in thousands):

2017 remaining	$47,356
2018	57,222
2019	52,006
2020	48,978
2021	47,433
2022 and beyond	114,615
Total	$367,610

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation and benefits	$4,795	$10,035
Accrued selling, general and administrative	3,953	4,534
Accrued carrier costs	14,286	13,543
Accrued restructuring	7,001	3,247
Accrued interest	6,086	—
Accrued fiber pair repurchase	10,000	—
Accrued other	11,744	5,529
	$57,865	$36,888

NOTE 5 — DEFERRED REVENUE

The total deferred revenue as of March 31, 2017 was $173.4 million, consisting of unamortized prepaid capacity sales, IRUs, deferred non-recurring revenue and unearned revenue for amounts billed in advance to customers. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheet.

As of March 31, 2017 and December 31, 2016, long-term deferred revenue was as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Prepaid capacity sales and IRUs	$138,530	$—
Deferred non-recurring revenue	8,862	8,763
Unearned revenue	26,029	12,528
Total deferred revenue	173,421	21,291
Less current portion	(53,140)	(17,875)
	$120,281	$3,416

Estimated remaining amortization related to prepaid capacity sales, IRUs and non-recurring revenue at March 31, 2017 in each of the years subsequent to March 31, 2017 is as follows (amounts in thousands):

	Nonrecurring Revenue	Capacity Sales and IRUs	Total
2017 remaining	$4,156	$18,011	$22,167
2018	2,858	16,212	19,070
2019	1,505	11,911	13,416
2020	276	11,221	11,497
2021	66	9,603	9,669
2022 and beyond	1	71,572	71,573
	$8,862	$138,530	$147,392

NOTE 6     — DEBT

As of March 31, 2017 and December 31, 2016, long-term debt was as follows (amounts in thousands):

	March 31, 2017	December 31, 2016

Term loan	$698,250	$425,775
7.875% Senior unsecured notes	300,000	300,000
Revolving line of credit	—	20,000
Total debt obligations	998,250	745,775
Unamortized debt issuance costs	(29,618)	(9,310)
Unamortized original issuance discount	(8,278)	(6,957)
Carrying value of debt	960,354	729,508
Less current portion	(7,000)	(4,300)
Long-term debt less current portion	$953,354	$725,208

2017 Credit Agreement

On January 9, 2017, the Company entered into a credit agreement (the "2017 Credit Agreement") that provides a $700.0 million term loan facility and a $75.0 million revolving line of credit facility (which includes a $25.0 million letter of credit facility). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $150.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests provided, however, that incremental revolving loan commitments may not exceed $25.0 million. The term loan facility was issued at an original issuance discount of $3.5 million.

The maturity date of the term loan facility is January 9, 2024 and the maturity date of the revolving loan facility is January 9, 2022. Each maturity date may be extended per the terms of the 2017 Credit Agreement. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal amount is payable in full.

The Company may prepay loans under the 2017 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. If within six months after entering into the 2017 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of the term loan, such prepayment or repriced portions of the term loan will be subject to a penalty equal to 1.00% of the outstanding term loan being prepaid or repriced.

At the Company's election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans, with applicable margins at 3.00% for Base Rate Loans and 4.00% for Eurodollar loans. The Eurodollar Loans are subject to a floor of 1.00%, and the applicable margin for revolving loans is 2.50% for Base Rate Loans and 3.50% for Eurodollar Loans. The effective interest rate on outstanding debt at March 31, 2017 and December 31, 2016 was 5.0% and5.8%, respectively.

The obligations under the Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company and the guarantors.

The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio applicable to the revolving credit facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

The proceeds of the term loan facility were used to finance the Hibernia acquisition, refinance the Company's existing credit facility and to pay costs and expenses associated with such transactions.

The aggregate contractual maturities of long-term debt (excluding unamortized discounts and unamortized debt issuance costs) were as follows at March 31, 2017 (amounts in thousands):

Total Debt
2017 remaining	$5,250
2018	7,000
2019	7,000
2020	7,000
2021	7,000
2022	7,000
2023 and beyond	658,000
Total	$698,250

7.875% Senior Unsecured Notes

In December 2016, we completed a private offering of $300.0 million aggregate principal amount 7.875% senior unsecured notes due in 2024 (the "Notes"). The proceeds of the Notes were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia in January 2017. The Company recognized the proceeds from the private offering as restricted cash and cash equivalents in its consolidated financial statements as of December 31, 2016, which were subsequently released with the closing of Hibernia. In connection with the offering, the Company incurred debt issuance costs of $9.7 million of which $0.5 million, was incurred in 2016 and the remainder was incurred in 2017.

Debt Issuance Costs and OID

In connection with the 2017 Credit Agreement and the Notes, the Company paid total new debt issuance costs of $24.8 million, of which $23.5 million qualified for deferral. $6.3 million of debt issuance costs were carried over from the prior term loan facility that qualified as a modification. These costs will be amortized to interest expense over the respective term of the underlying debt instruments using the effective interest method.

The unamortized balance of debt issuance costs as of March 31, 2017 and December 31, 2016 was $29.6 million and $9.3 million, respectively. Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt". Interest expense associated with the amortization of debt issuance costs was $0.7 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

The term loan facility under the 2017 Credit Agreement was issued at an original issuance discount of $3.5 million. $5.0 million of the unamortized OID balance was carried over from the prior term loan facility that qualified as a modification. The total OID will be amortized to interest expense over the respective term of the term loan using the effective interest method.

The unamortized balance of OID for the periods ended March 31, 2017 and December 31, 2016, was $8.3 million and $7.0 million, respectively. OID are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt". Interest expense associated with the amortization of OID was $0.3 million for each of the three months ended March 31, 2017 and 2016, respectively.

The Company expensed an aggregate $5.7 million of debt issuance costs and OID that did not qualify for deferral as a Loss on Debt Extinguishment in the condensed consolidated statement of operations.

Previous Debt Agreement - October 2015 Credit Agreement

On October 22, 2015, the Company entered into a credit agreement (the “October 2015 Credit Agreement”) that provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). As of December 31, 2016, the Company had drawn $20.0 million under the revolving line of credit and had $29.5 million of borrowing capacity available. Amounts outstanding under October 2015 Credit agreement were paid in full at the closing of the 2017 Credit Agreement. The previous term loan was issued at an OID of $8.0 million.

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, pursuant to three plans in effect as of March 31, 2017; the 2006 Plan adopted in October 2006, the 2011 Plan adopted in June 2011, and the 2015 Plan adopted in June 2015 (collectively referred to as the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 8,037,337 have been issued and are outstanding as of March 31, 2017.

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

Time-based restricted stock granted under the GTT Stock Plan is valued at the closing stock price on the day of grant. Restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The fair value of the restricted stock awards was calculated using the value of GTT common stock on the grant date and is being amortized over the vesting periods in which the restrictions lapse.

Performance-based restricted stock is granted under the GTT Stock Plan subject to the achievement of certain performance measures. Once achievement of these performance measures is considered probable, the Company starts to expense the fair value of the grant over the vesting period. The performance-based restricted stock is valued at the closing price on the day of grant. The performance grant vests annually or quarterly over the vesting period once achievement of the performance measure has been met and approved by the Compensation Committee.

The Compensation Committee of the Board of Directors, as administrator of the Plan, has the discretion to authorize a different vesting schedule for any awards.

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three months ended March 31,
	2017	2016
Stock options	$341	$427
Restricted stock	4,207	1,126
ESPP	28	—
Total	$4,576	$1,553

As of March 31, 2017, there was $37.4 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	March 31, 2017
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$2,790	1.77
Time-based restricted stock	28,115	2.39
Performance-based restricted stock	6,524	1.49
Total	$37,429	2.18

The following tables summarize the stock options and restricted stock granted during the three months ended March 31, 2017 and 2016, respectively (amounts in thousands, except shares data):

	Three months ended March 31,
	2017	2016
Time-based stock options granted	—	144,958
Fair value of stock options granted	$—	$851

Time-based restricted stock granted	584,108	475,534
Fair value of time-based restricted stock granted	$16,799	$6,369

Performance-based Restricted Stock

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing stock-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably through the third quarter of 2017. As of March 31, 2017, unamortized compensation cost related to the unvested 2014 Performance Awards was $0.3 million.

In 2015, the Company granted $16.9 million of restricted stock contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable. The awards started vesting in the first quarter of 2017 and they will continue to vest ratably through the fourth quarter of 2018. Accordingly, the Company recognized share-based compensation expense of $1.1 million for the three months ended March 31, 2017. As of March 31, 2017, $8.4 million remains unrecorded for the two performance criteria that have not been met.

No additional performance awards were granted during the three months ended March 31, 2017.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lessor of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The offering periods generally commence on the first day and the last day of each quarter. At March 31, 2017, 409,513 shares were available for issuance under the ESPP. During the three months ended March 31, 2017, the compensation expense related to ESPP was immaterial. There was no ESPP expense for the three months ended March 31, 2016.

NOTE 8 — INCOME TAXES

The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate, adjusted for the effect of discrete items arising in the quarter. Each quarter we update our estimate of the annual effective tax rate.

The quarterly tax provision and the quarterly estimate of the Company's annual effective tax rate is subject to significant variation due to several factors, including variability in accurately predicting pre-tax and taxable income (loss) and the mix of jurisdictions to which they relate, effects of acquisitions and integrations, audit-related developments, changes in the Company's stock price, foreign currency gains (losses), and tax law developments. Additionally, the Company's effective tax rate may be more or less volatile based on the amount of pre-tax income or loss and impact of discrete items.

For the three months ended March 31, 2017, the Company recorded a tax benefit of $11.5 million, which included $5.3 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.

NOTE 9 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with the acquisition of Hibernia. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transaction.

During the three months ended March 31, 2017, the Company incurred $10.7 million in charges associated with the acquisition of Hibernia. The Company paid $6.7 million in employee termination benefits related to Hibernia. The Company paid $0.1 million in lease terminations and $0.1 million in other contract terminations related to prior year acquisitions.

During the three months ended March 31, 2016, the Company incurred $1.5 million in charges associated with the acquisition of Telnes.

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the three months ended March 31, 2017 (amounts in thousands):

	Balance, December 31, 2016	Charges and Adjustments	Payments	Balance, March 31, 2017
Employee Termination Benefits	$42	$9,640	$(6,696)	$2,986
Contract Terminations:
Lease terminations	859	500	(98)	1,261
Other contract terminations	2,346	531	(123)	2,754
	$3,247	$10,671	$(6,917)	$7,001

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations are as follows at March 31, 2017 (amounts in thousands):

	Network Supply	Office Space	Capital Leases	Other
2017	$95,268	$2,536	$815	$4,442
2018	77,663	3,481	—	397
2019	38,985	2,893	—	103
2020	11,125	1,990	—	—
2021	5,666	1,478	—	—
2022 and beyond	43,606	5,235	—	—
	$272,313	$17,613	$815	$4,942

Network Supply Agreements

As of March 31, 2017, the Company had purchase obligations of $272.3 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core IP backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has 14 offices throughout North America, seven offices in Europe, one office in India and one office in Hong Kong. The Company records rent expense using the straight-line method over the term of the lease agreement. Office facility rent expense was $0.9 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of March 31, 2017, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report, as well as the consolidated financial statements and Management's Discussion and Analysis ("MD&A") of our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as our Annual Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

GTT Communications, Inc. is a provider of cloud networking services to multinational clients. We offer a broad portfolio of global services including: private networking services, Internet services, optical transport, managed networking and security services, voice and unified communication services, and video transport services.

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprise, carrier and government customers in over 100 countries. We strive to differentiate ourselves from our competition by delivering service to our clients with simplicity, speed and agility.

We deliver six primary service offerings to our customers:

Private Networking Services

We provide Layer 2 (Ethernet) and Layer 3 (MPLS) private networking solutions to meet the growing needs of multinational enterprises, carriers, service providers and content delivery networks regardless of location. We design and implement custom private, public and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

Through GTT's private networking services, clients can securely connect to cloud service providers in data centers and exchanges around the world. Our Cloud Connect feature provides private, secure, pre-established connectivity to leading cloud service providers. Clients can connect to GTT in one location and have access to a broad cloud service provider ecosystem from anywhere in the world.

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

Optical Transport

We provide a full suite of optical transport services over a core fiber network, enabling cloud-based applications and the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our native wavelength product is designed to deliver, scalable high performance optical connectivity over a state-of-the-art dense wave division multiplexing ("DWDM") platform. Our service is differentiated based on unique network diversity and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include Internet-based technology companies and OTTs, large banks and other service providers requiring network infrastructure.

Additionally, we provide low latency services between the major financial centers and exchanges, tailored to meet the requirements of proprietary trading firms for the fastest connections. Our service provides the industry leading lowest latency performance of the Express transatlantic subsea cable connecting North America and Europe, which is wholly owned and operated by GTT.

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

•
Security Services. Our cloud-based and premises-based security services provide a comprehensive, multi-layered security solution that protects the network while meeting the most stringent security standards. Our Unified Threat Management (“UTM”) services include advanced firewall, intrusion detection, anti-virus, web filtering and anti-spam. UTM services also cover a broad range of compliance requirements, offering customers Security-as-a-Service versions of managed logging, vulnerability scanning and security information management that meet numerous security standards, including Payment Card Industry / Cardholder Information Security Program compliance.

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

•
Managed Software Defined Wide Area Networking (“SD-WAN”).  Leveraging our success to date in delivering hybrid WAN services, GTT’s Managed SD-WAN service provides our clients with optimized application performance and cost-effective network expansion, as well as dynamic bandwidth management, and the ability to integrate cost-effective network technologies into the corporate WAN.  With a Tier 1 IP network, extensive connectivity to leading cloud service providers across 300+ global points of presence, and a broad portfolio of diverse last mile connectivity options to any location in the world, GTT is well positioned to deliver managed SD-WAN services.

Voice and Unified Communication Services

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

•
SIP Trunking. Our SIP Trunking service is an enterprise-built unified communications offering that integrates voice, video and chat onto a single IP connection, driving efficiency and productivity organization-wide. The service is interoperable with key unified communications platforms such as Cisco, Avaya, ShoreTel, Siemens and Microsoft to support collaboration requirements, as well as with legacy infrastructure. SIP Trunking brings substantial cost savings by eliminating legacy infrastructure and providing more predictable local and long-distance costs. SIP Trunking is delivered over our fully redundant and robust global network that is purpose-built to handle bandwidth-intensive communication services. The service includes a full suite of international telephony services, including direct inward dialing, toll-free numbers, termination and emergency services. We also offer customized redundancy options to meet clients' most stringent disaster recovery requirements, as well as a secure trunking option for encryption of sensitive call signaling and media.

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

Video Transport

We provide a suite of fully-managed video transport services. Our services are designed to support our clients' requirements for stringent broadcast quality, providing 100% quality of service for transmission of live events, sports entertainment and news. Our service options include Dedicated, Occasional Use and IP Video. We manage individual services, multicast distribution, and entire client networks, supporting all forms of signal management required for today's media workflow. GTT's video transport services are based on the core principle of "any signal, any format, anywhere." Our clients include many of the world's top broadcasters and cable programming providers.

Our customer contracts generally range from one to five years or more for the initial term. Following the initial term, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a customer terminates its agreement, the terms of our customer contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Our revenue is composed of three primary categories that include monthly recurring revenue (or "MRR"), non-recurring revenue, and usage revenue. MRR relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended March 31, 2017, MRR was approximately 92% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation and equipment charges to customers, and one-time termination charges for customers who cancel their services prior to the contract termination date. Usage revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of March 31, 2017, we had 830 full-time equivalent employees. For the three months ended March 31, 2017, the total employee cash compensation and benefits represented approximately 13% of total revenue.

Recent Developments Affecting Our Results

Business Acquisitions

Since our formation, we have consummated a number of transactions accounted for as business combinations which were executed as part of our strategy of expanding through acquisitions. These acquisitions, which are in addition to our periodic purchases of customer contracts, have allowed us to increase the scale at which we operate which in turn affords us the ability to increase our operating leverage, extend our network, and broaden our customer base. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Hibernia

In January 2017, we acquired Hibernia Networks ("Hibernia") for $527.6 million in cash consideration, of which $14.6 million was net cash acquired, and 3,329,872 unregistered shares of our common stock. The results of Hibernia have been included in our results from January 1, 2017.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life. During the three months ended March 31, 2017 we acquired one portfolio of customer contracts for an aggregate purchase price of $10.9 million, of which $3.9 million was paid in February at closing. The remaining $7.0 million is expected to be paid in 2017 and 2018, subject to any indemnification claims made through the final payment date. During 2016 we acquired two portfolios of customer contracts for an aggregate purchase price of $41.3 million, of which $20.0 million was paid in 2016 at the respective closing dates. The remaining $21.3 million is expected to be paid in 2017, subject to any indemnification claims made through the final payment dates.

Indebtedness

The following summarizes our long-term debt at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016

Term loan	$698,250	$425,775
7.875% Senior unsecured notes	300,000	300,000
Revolving line of credit	—	20,000
Total debt obligations	998,250	745,775
Unamortized debt issuance costs	(29,618)	(9,310)
Unamortized original issuance discount	(8,278)	(6,957)
Carrying value of debt	960,354	729,508
Less current portion	(7,000)	(4,300)
	$953,354	$725,208

2017 Credit Agreement

In January 2017, we entered into a credit agreement (the "2017 Credit Agreement") that provides a $700.0 million term loan facility and a $75.0 million revolving line of credit facility (which includes a $25.0 million letter of credit facility). In addition, we may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $150.0 million and an unlimited amount that is subject to pro forma compliance with certain net secured leverage ratio tests provided, however, that incremental revolving loan commitments may not exceed $25.0 million.

The maturity date of the term loan facility is January 2024 and the maturity date of the revolving loan facility is January 2022. Each maturity date may be extended per the terms of the 2017 Credit Agreement. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal amount is payable in full.

We may prepay loans under the 2017 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs. If within six months after entering into the 2017 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of the term loan, such prepayment or repriced portions of the term loan will be subject to a penalty equal to 1.00% of the outstanding term loan being prepaid or repriced.

At our election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans, with applicable margins at 3.00% for Base Rate Loans and 4.00% for Eurodollar loans. The Eurodollar Loans are subject to a floor of 1.00%, and the applicable margin for revolving loans is 2.50% for Base Rate Loans and 3.50% for Eurodollar Loans. The obligations under the 2017 Credit Agreement are secured by the substantial majority of our tangible and intangible assets.

The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio applicable to the revolving credit facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

7.875% Senior Unsecured Notes

In December 2016 we completed a private offering of $300.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "Notes"). The proceeds of the Notes were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia in January 2017. We recognized the proceeds from the private offering as restricted cash and cash equivalents in our consolidated financial statements as of December 31, 2016, which were subsequently released with the closing of Hibernia. In connection with the offering, we incurred debt issuance costs of $11.2 million, of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017.

Previous Debt Agreement

In October 2015, we entered into a the October 2015 Credit Agreement, which provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which includes a $15.0 million letter of credit facility and a $10.0 million swingline facility). The maturity date of the term loan facility was October 22, 2022, and the maturity date of the revolving line of credit is October 22, 2020.

In May 2016, we entered into an incremental term loan agreement that increased outstanding term loans by $30.0 million, the proceeds of which were used to repay the then outstanding revolving loans.

In June 2016, we entered into Amendment No. 1 (the "Repricing Amendment") to the October 2015 Credit Agreement. The Repricing Amendment, among other things, reduced the applicable rate for term loans to LIBOR plus 4.75% (subject to a LIBOR floor of 1.00%) and reduced the applicable rate for revolving loans to LIBOR plus 4.25% (with no LIBOR floor).

As of December 31, 2016, we had drawn $20.0 million under the revolving line of credit and had $29.5 million of available borrowing capacity. Approximately $0.5 million of the revolving line of credit was utilized for outstanding letters of credit relating to our real estate lease obligations.

Our obligations under the October 2015 Credit Agreement were guaranteed by certain of our subsidiaries and secured by substantially all of our tangible and intangible assets. The October 2015 Credit Agreement was repaid in full in connection with the 2017 Credit Agreement.

In connection with the 2017 Credit Agreement and the issuance of the Notes, we expensed an aggregate $5.7 million of debt issuance costs and OID that did not qualify for deferral as a Loss on Debt Extinguishment in the condensed consolidated statement of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Note 1 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	$ Variance	% Change

Revenue:
Telecommunications services	$182,365	$124,437	$57,928	46.6%

Operating expenses:
Cost of telecommunications services	91,369	66,197	25,172	38.0%
Selling, general and administrative expenses	52,933	32,194	20,739	64.4%
Severance, restructuring and other exit costs	10,671	1,495	9,176	613.8%
Depreciation and amortization	30,360	15,598	14,762	94.6%

Total operating expenses	185,333	115,484	69,849	60.5%

Operating (loss) income	(2,968)	8,953	(11,921)	(133.2)%

Other expense:
Interest expense, net	(15,833)	(7,370)	(8,463)	114.8%
Loss on debt extinguishment	(5,659)	—	(5,659)	*
Other expense, net	(107)	(280)	173	(61.8)%

Total other expense	(21,599)	(7,650)	(13,949)	182.3%

(Loss) income before income taxes	(24,567)	1,303	(25,870)	(1,985.4)%

(Benefit from) provision for income taxes	(11,456)	405	(11,861)	*

Net (loss) income	$(13,111)	$898	$(14,009)	(1,560.0)%
* - Not meaningful

The following table supplements the information presented above for selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Employee related compensation (excluding share-based compensation)	$27,519	$20,200
Share-based compensation	4,576	1,553
Transaction and integration expense	8,086	1,260
Other SG&A(1)	12,752	9,181
Total	$52,933	$32,194
(1) Includes professional fees, marketing costs, facilities and other general support costs.

Revenue
Our revenue increased by $57.9 million, or 46.6%, from $124.4 million for the three months ended March 31, 2016 to $182.4 million for the three months ended March 31, 2017. The increase was primarily due to the acquisition of Hibernia, as well as organic growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2016 revenue would have been higher by $3.2 million for the three months ended March 31, 2017.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $25.2 million, or 38.0%, from $66.2 million for the three months ended March 31, 2016 to $91.4 million for the three months ended March 31, 2017. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisition of Hibernia, as well as organic growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2016, cost of telecommunications services provided would have been higher by $1.5 million for the three months ended March 31, 2017.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $20.7 million, or 64.4%, from $32.2 million for the three months ended March 31, 2016 to $52.9 million for the three months ended March 31, 2017. Cash compensation expense increased $7.3 million or 36.2% from $20.2 million for the three months ended March 31, 2016 to $27.5 million for the three months ended March 31, 2017, primarily due to the Hibernia acquisition.

Share-based compensation expense increased by $3.0 million, or 187.5%, from $1.6 million for the three months ended March 31, 2016 to $4.6 million for the three months ended March 31, 2017 driven by the recognition of share-based compensation for performance awards where the performance criteria have been met and an overall increase in quantity of employee equity awards. Transaction and integration costs increased by $6.8 million, or 523.1% from $1.3 million for the three months ended March 31, 2016 to $8.1 million for the three months ended March 31, 2017. Other SG&A expense increased $3.6 million, or 39.1%, from $9.2 million for the three months ended March 31, 2016 to $12.8 million for the three months ended March 31, 2017, primarily as a result of the acquisition of Hibernia.

Severance, Restructuring and Other Exit Costs. For the three months ended March 31, 2017, we incurred restructuring charges of $10.7 million relating to the Hibernia acquisition. We incurred $1.5 million related to the acquisition of Telnes for the three months ended March 31, 2016.

Depreciation and Amortization. Amortization of intangible assets increased $6.8 million or 73.5%, from $9.2 million to $16.0 million for the three months ended March 31, 2017, due to the additional definite-lived intangible assets recorded in the Hibernia acquisitions. Depreciation expense increased $8.0 million, or 125.3% from $6.4 million to $14.4 million for the three months ended March 31, 2017, primarily due to the assets acquired from the Hibernia acquisition.

Other Expense. Other expense increased by $13.9 million to $21.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This is primarily attributed to higher interest expense due to higher debt levels driven by the Hibernia acquisition.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2016, operating expenses would have been higher by $0.5 million for the three months ended March 31, 2017. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings and debt financings. Our principal uses of cash have been for acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

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

As of March 31, 2017, we had approximately $33.0 million in cash and cash equivalents, and our current liabilities were $164.3 million including $27.3 million of earn-outs and holdback obligations; accrued severance and exit costs totaling $7.0 million and $22.1 million of deferred revenue associated with prior period capacity sales we acquired from Hibernia. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months.

Our capital expenditures increased by $1.0 million, or 13.3% from $7.5 million for the three months ended March 31, 2016 to $8.5 million for the three months ended March 31, 2017. The increase in capital expenditures was due to our growth and the acquisition of Hibernia. We anticipate that we will incur capital expenditures in the range of 6% to 7% of revenue in 2017. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

Cash Flows

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the forseeable future, and in any event for at least the next 12 to 18 months. However, no assurance can be given that this will be the case.

The following table summarizes the components of our cash flows for the three months ended March 31, 2017 and 2016 (amounts in thousands):

Consolidated Statements of Cash Flows	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$2,191	$6,251
Net cash used in investing activities	(221,218)	(21,268)
Net cash provided by financing activities	221,665	11,444

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation related costs and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities decreased by $4.1 million, or 64.9%, from $6.3 million for the three months ended March 31, 2016 to $2.2 million for the three months ended March 31, 2017. Cash provided by operating activities during the three months ended March 31, 2017 included $6.9 million cash paid for severance and exit costs, $8.1 million cash paid for transaction and integration costs, $11.6 million change in deferred revenue, driven principally by the amortization of prior prepaid capacity sales, and a working capital use of $2.5 million.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts and capital expenditures.

Net cash flows used in investing activities increased by $199.9 million, or 938.5% from $21.3 million for the three months ended March 31, 2016 to $221.2 million for the three months ended March 31, 2017.

Cash used for the three months ended March 31, 2017 primarily consisted of $513.1 million for the Hibernia acquisition as well as certain customer contract purchases for which we paid $3.9 million, and capital expenditures of approximately $8.5 million.

Cash Provided by Financing Activities

Our primary source of cash for financing activities is debt financing proceeds. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $210.3 million, or 1,844.7% from $11.4 million for the three months ended March 31, 2016 to $221.7 million for the three months ended March 31, 2017, consisting primarily of net proceeds from the term loan to fund the Hibernia acquisition.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of March 31, 2017, we had contractual payment obligations of approximately $1,293.9 million.

The following table summarizes our significant contractual obligations as of March 31, 2017 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$698,250	$5,250	$14,000	$14,000	$665,000
7.875% Senior unsecured note	300,000	—	—	—	300,000
Operating leases	17,613	2,536	6,374	3,468	5,235
Capital leases	815	815	—	—	—
Network supplier agreements	272,313	95,268	116,648	16,791	43,606
Other	4,942	4,442	500	—	—
	$1,293,933	$108,311	$137,522	$34,259	$1,013,841

As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Pursuant to the requirements of Regulation G, whenever we refer to a non-GAAP financial measure we will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure.

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

We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures we use for planning and forecasting future periods. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures. The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio that utilizes a modified EBITDA calculation. The modified EBITDA calculation is similar to our definition of Adjusted EBITDA; however it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the applicable reporting period. Finally, Adjusted EBITDA results, along with other quantitative and qualitative information, are utilized by management and our compensation committee for purposes of determining bonus payouts to our employees.

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
The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures from Net (Loss) Income:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2017	2016

Adjusted EBITDA
Net (loss) income	$(13,111)	$898
(Benefit from) provision for income taxes	(11,456)	405
Interest and other expense, net	15,940	7,650
Loss on debt extinguishment	5,659	—
Depreciation and amortization	30,360	15,598
Severance, restructuring and other exit costs	10,671	1,495
Transaction and integration costs	8,086	1,260
Share-based compensation	4,576	1,553
Adjusted EBITDA	50,725	28,859

Purchases of property and equipment	(8,471)	(7,517)
Adjusted EBITDA less capital expenditures	$42,254	$21,342

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of March 31, 2017, we had $698.3 million in term loans and no revolving loans. The interest expense associated with our term loan and revolving loan will vary with market rates.

For purposes of the following hypothetical calculations, we have used the 2017 Credit Agreement, which carries an interest rate equal to either Base Rate Loans with applicable margin at 3.0% or Eurodollar Loans at 4.0%, subject to a floor of 1.0%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.1 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the Eurodollar rate to 4%, the average historical three-month rate, would increase annual interest expense by approximately $20.2 million, which would decrease our income and cash flows by the same amount.

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

Approximately 17% of our revenues for the three months ended March 31, 2017 were generated by non-US entities, of which approximately 11% was recorded in GBP, 4% was recorded in Euros and 2% remainder was recorded predominantly in Canadian dollars. Approximately 16% of our cost of telecommunications services provided and approximately 16% of our selling, general and administrative expenses for the three months ended March 31, 2017 were generated by the same non-US entities. Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial condition or results of operations.

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

Our evaluation excluded Hibernia which was acquired in January 2017. On a pro forma basis, as of and for the three months ended December 31, 2016 Hibernia represented approximately 38% of total assets and 23% of total revenue. These percentages did not differ significantly for the three months post acquisition. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2017, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 9, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 4, 2017, we entered into a third amendment to the employment agreement of Richard D. Calder, our President and Chief Executive Officer, a first amendment to the employment agreement of Chris McKee, our General Counsel and Executive Vice President, Corporate Development, and a first amendment to the employment agreement of Michael Sicoli, our Chief Financial Officer (together, the “Amendments”). Each Amendment provides that, in the event that our employment of one of Messrs. Calder, McKee or Sicoli, as applicable, (the “Executive”) is terminated by us without Cause (as such term is defined in the underlying employment agreement) or by the Executive for Good Reason (as such term is defined in the underlying employment agreement), then the Executive shall be entitled to (i) his base salary through the effective date of such termination, (ii) the continuation of his base salary and health benefits for a period of twelve months following such termination, (ii) his annual bonus on a pro-rated basis through the effective date of such termination as measured for that calendar year; and (iv) 100% of the target annual bonus the Executive would have been eligible to receive for the twelve month period after the date of such termination, except that the Amendment with Mr. Calder’s provides that Mr. Calder shall be entitled to 100% of the target annual bonus he would have been eligible to receive for the eighteen month period after the date of such termination.

The foregoing description of the Amendments is qualified in its entirety by reference to the full text of the Amendments, copies of which are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively, and are incorporated herein by reference.

During the three months ended March 31, 2017, there were no changes to the procedures by which our security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Description of Document

4.1
First Supplemental Indenture, dated as of January 9, 2017, by and among the Company, the Guaranteeing Subsidiaries party thereto and Wilmington Trust, National Association, as trustee (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed January 13, 2017, and incorporated herein by reference).

10.1
Credit Agreement, dated as of January 9, 2017, by and among (1) the Company, as borrower, (2) KeyBank National Association, as the administrative agent and as an LC Issuer, (3) KeyBanc Capital Markets Inc., Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, (4) Credit Suisse AG, Cayman Islands Branch, and SunTrust Bank, as the syndication agents, (5) Citizens Bank, Wells Fargo Bank, National Association, and ING Capital LLC, as the documentation agents and (6) the lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed January 13, 2017, and incorporated herein by reference).

10.2*+	Amendment No. 3 to the Employment Agreement for Richard D. Calder, dated May 4, 2017.

10.3*+	Amendment No. 1 to the Employment Agreement for Christopher McKee, dated May 4, 2017.

10.4*+	Amendment No. 1 to the Employment Agreement for Michael Sicoli, dated May 4, 2017.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	GTT Communications, Inc. 2016 Employee Stock Purchase Plan (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 30, 2016, and incorporated herein by reference).

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

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	May 9, 2017		(Principal Accounting Officer)