Form 10-Q
period 2017-06-30
GTT Communications, Inc.
filed 2017-08-04
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

As of August 3, 2017, 41,378,971 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except for share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$130,739	$29,748
Accounts receivable, net of allowances of $3,730 and $2,656, respectively	99,977	76,292
Deferred costs	3,195	3,415
Prepaid expenses	20,534	5,765
Other assets	5,498	3,565
Total current assets	259,943	118,785
Restricted cash and cash equivalents	—	304,266
Property and equipment, net	470,292	43,369
Intangible assets, net	395,472	193,936
Goodwill	490,196	280,593
Other long-term assets	33,668	12,312
Total assets	$1,649,571	$953,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,845	$11,334
Accrued expenses and other current liabilities	54,586	36,888
Acquisition earn-outs and holdbacks	17,757	24,379
Current portion of capital lease obligations	1,648	1,015
Current portion of long-term debt	7,000	4,300
Deferred revenue	50,693	17,875
Total current liabilities	153,529	95,791
Capital lease obligations, long-term portion	769	120
Long-term debt	1,108,807	725,208
Deferred revenue, long-term portion	116,294	3,416
Deferred tax liability	28,649	—
Other long-term liabilities	19,906	967
Total liabilities	1,427,954	825,502
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 41,272,319 and 37,228,144 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	291,885	197,326
Accumulated deficit	(65,856)	(64,641)
Accumulated other comprehensive loss	(4,416)	(4,929)
Total stockholders’ equity	221,617	127,759
Total liabilities and stockholders’ equity	$1,649,571	$953,261
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Telecommunications services	$186,216	$128,914	$368,580	$253,350

Operating expenses:
Cost of telecommunications services	93,418	68,272	184,787	134,469
Selling, general and administrative expenses	46,696	35,940	99,628	68,134
Severance, restructuring and other exit costs	52	—	10,723	1,495
Depreciation and amortization	31,463	15,661	61,823	31,260

Total operating expenses	171,629	119,873	356,961	235,358

Operating income	14,587	9,041	11,619	17,992

Other expense:
Interest expense, net	(16,623)	(7,125)	(32,455)	(14,497)
Loss on debt extinguishment	—	(1,632)	(5,659)	(1,632)
Other expense, net	70	(188)	(38)	(467)

Total other expense	(16,553)	(8,945)	(38,152)	(16,596)

(Loss) income before income taxes	(1,966)	96	(26,533)	1,396

(Benefit from) provision for income taxes	(2,615)	5	(14,071)	409

Net income (loss)	$649	$91	$(12,462)	$987

Earnings (loss) per share:
Basic	$0.02	$—	$(0.31)	$0.03
Diluted	$0.02	$—	$(0.31)	$0.03

Weighted average shares:
Basic	41,244,595	37,065,651	40,849,853	37,016,720
Diluted	41,819,377	37,678,120	40,849,853	37,575,397

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$649	$91	$(12,462)	$987

Other comprehensive income (loss):
Foreign currency translation adjustment	127	(1,733)	513	(1,911)
Comprehensive income (loss)	$776	$(1,642)	$(11,949)	$(924)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balance, December 31, 2016	37,228,144	$3	$197,326	$(64,641)	$(4,929)	$127,759

Share-based compensation for options issued	—	—	766	—	—	766

Share-based compensation for restricted stock issued	608,324	—	9,136	—	—	9,136

Tax withholding related to the vesting of restricted stock units	(155,389)	—	(2,307)	—	—	(2,307)

Stock issued in connection with employee stock purchase plan	13,208	—	289	—	—	289

Stock issued in connection with acquisition	3,329,872	1	86,091	—	—	86,092

Stock options exercised	248,160	—	584	—	—	584

Cumulative effect of adjustment for unrecognized windfall benefits	—	—	—	11,247	—	11,247

Net loss	—	—	—	(12,462)	—	(12,462)

Foreign currency translation	—	—	—	—	513	513

Balance, June 30, 2017	41,272,319	$4	$291,885	$(65,856)	$(4,416)	$221,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(12,462)	$987
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,823	31,260
Share-based compensation	9,902	6,052
Debt discount amortization	499	341
Loss on debt extinguishment	5,659	1,632
Amortization of debt issuance costs	1,646	850
Excess tax benefit from stock-based compensation	(3,585)	—
Deferred income taxes	(9,890)	—
Non-cash deferred revenue	(21,346)	(3,312)
Non-cash deferred costs	3,838	1,322
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,271)	(7,941)
Prepaid expenses and other current assets	1,025	(1,236)
Deferred costs and other assets	49	(910)
Accounts payable	(9,581)	(10,612)
Accrued expenses and other current liabilities	(2,554)	(1,720)
Deferred revenue and other liabilities	2,509	2,643
Net cash provided by operating activities	26,261	19,356

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(552,500)	(13,751)
Purchase of customer contracts	(14,943)	(6,000)
Change in restricted cash and cash equivalents	304,266	—
Purchases of property and equipment	(17,752)	(12,288)
Net cash used in investing activities	(280,929)	(32,039)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	30,000
Repayment of revolving line of credit	(20,000)	(29,000)
Proceeds from term loan	696,500	29,850
Repayment of term loan	(429,275)	(2,075)
Proceeds from senior note	159,000	—
Payment of earn-out and holdbacks	(20,257)	(10,862)
Debt issuance costs	(27,730)	(904)
Repayment of capital leases	(624)	(538)
Proceeds from issuance of common stock under employee stock purchase plan	289	—
Tax withholding related to the vesting of restricted stock units	(2,307)	(1,635)
Exercise of stock options	584	224
Net cash provided by financing activities	356,180	15,060

Effect of exchange rate changes on cash	(521)	(1,634)

Net increase in cash and cash equivalents	100,991	743

Cash and cash equivalents at beginning of period	29,748	14,630

Cash and cash equivalents at end of period	$130,739	$15,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,789	$13,256
Cash paid for income taxes	$592	$284

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

GTT's global Tier 1 IP network delivers connectivity to clients around the world. The Company provides services to leading multinational enterprise, carrier, and government customers.

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year 2017 or for any other interim period. The December 31, 2016 consolidated balance sheet is condensed from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Reclassification Within Condensed Consolidated Statement of Cash Flows

As a result of further policy alignment related to acquired businesses, certain prior period amounts in the condensed consolidated statements of cash flows, have been reclassified to conform with the current period presentation to better reflect the nature of these activities. The Company has reclassified $3.3 million from the "Deferred revenue and other liabilities" line to the "Non-cash deferred revenue" line and $1.3 million from the "Deferred costs and other assets" line to the "Non-cash deferred costs" line for the six months ended June 30, 2016. These reclassifications had no impact on the net change in cash and cash equivalents or cash flows from operating, investing and financing activities for any periods presented.

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

The Company recognizes revenue as follows:

Recurring Revenue. Recurring revenue represents the substantial majority of the Company's revenue, and consists of fees charged for ongoing services that are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. The Company records recurring revenue based on the fees agreed to in each contract, as long as the contract is in effect.

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

Prepaid Capacity Sales and Indefeasible Right to Use. From time to time we sell capacity on a long-term basis, where a certain portion of the contracted revenue is prepaid upon acceptance of the service by the customer. This prepaid amount is initially recorded as deferred revenue and amortized ratably over the term of the contract. Certain of these prepaid capacity sales are in the form of Indefeasible Rights to Use ("IRUs"), where the customer has the right to use the capacity for the life of the fiber optic cable.  In the case of IRUs, any up-front payments are recognized ratably over a 20 year term, consistent with our assumed useful life of the associated fiber optic cable.

The Company records revenue only when collectability is reasonably assured, irrespective of the type of revenue.

Universal Service Fund ("USF"), Gross Receipts Taxes and Other Surcharges

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

Share-Based Compensation

The Company issues three types of equity grants under its share-based compensation plan: time-based restricted stock, time-based stock options and performance-based restricted stock. The time-based restricted stock and stock options generally vest over a four-year period, contingent upon meeting the requisite service period requirement. Performance awards typically vest over a shorter period, e.g. one to two years, starting when the performance criteria established in the grant have been met.

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

The table below details the calculations of earnings (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted EPS – earnings (loss) available to common stockholders	$649	$91	$(12,462)	$987
Denominator for basic EPS – weighted average shares	41,244,595	37,065,651	40,849,853	37,016,720
Effect of dilutive securities	574,782	612,469	—	558,677
Denominator for diluted EPS – weighted average shares	41,819,377	37,678,120	40,849,853	37,575,397

Earnings (loss) per share: basic	$0.02	$—	$(0.31)	$0.03
Earnings (loss) per share: diluted	$0.02	$—	$(0.31)	$0.03

There were approximately 880,000 anti-dilutive common shares as of June 30, 2017 that were excluded from the computation of loss per share. There were approximately 128,000 anti-dilutive common shares that were excluded from the computation of earnings per share as of June 30, 2016.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of June 30, 2017, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage-backed securities.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweighs the likelihood of recovery. The allowance for doubtful accounts was $3.7 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively.

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $0.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company's impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company's fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company's goodwill over the implied fair value of that goodwill. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. There were no goodwill impairments identified for the six months ended June 30, 2017.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, intellectual property or know-how, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which ranges from three to seven years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between fair value and the carrying value of the asset. There were no intangible asset impairments recognized for the six months ended June 30, 2017.

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

Asset Purchases

Periodically the Company acquires customer contracts that it accounts for as an asset purchase and records a corresponding intangible asset that is amortized over its estimated useful life. No goodwill is recorded in an asset acquisition. During the six months ended June 30, 2017, the Company acquired customer contracts for an aggregate purchase price of $37.3 million, of which $14.9 million was paid during the six months ended June 30, 2017 at the acquisitions' respective closing dates. The remaining $22.4 million is expected to be paid in 2017 and 2018, subject to any indemnification claims made through the final payment date. During 2016, the Company acquired customer contracts for an aggregate purchase price of $41.3 million, of which $20.0 million was paid in 2016 at the respective closing dates, of which $6.0 million was paid during the six months ended June 30, 2016. Of the remaining $21.3 million, $18.0 million was paid during the six months ended June 30, 2017 and the remaining $3.3 million is expected to be paid in the remainder of 2017, subject to any indemnification claims made through the final payment dates.

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, and the length of time the service has been active.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of June 30, 2017, the Company had open disputes not accrued for of $4.4 million. As of December 31, 2016, the Company had open disputes not accrued for of $5.8 million.

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

As of June 30, 2017 and December 31, 2016, there was no contingent consideration subject to re-measurement outstanding.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $31.7 million and $9.3 million as of June 30, 2017 and December 31, 2016, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums ("OID") is the difference between the face value of debt and the amount of principal received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes OID by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the OID was a $1.0 million net premium and a $7.0 million discount as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and acquisition earn-outs and holdbacks approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of June 30, 2017 and December 31, 2016. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
Term loan	$696,500	$425,775	$699,111	$425,775
Senior notes	450,000	300,000	479,250	300,000
Total long-term debt, including current portion	$1,146,500	$725,775	$1,178,361	$725,775
(1) Fair value based on the bid quoted price.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of June 30, 2017 or December 31, 2016 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the six months ended June 30, 2017 and 2016.

Newly Adopted Accounting Principles

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions. The ASU changes five aspects of the accounting for share-based payment award transactions: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for taxes. The Company adopted ASU 2016-09 effective January 1, 2017. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits has been applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. As of January 1, 2017, the cumulative effect of adopting ASU 2016-09 was an increase in deferred tax assets of $11.2 million and a decrease in accumulated deficit of $11.2 million as a result of recognizing $27.8 million previously unrecognized excess tax benefits from share-based compensation. The Company will continue to account for forfeitures as they occur. Cash paid by by the Company when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity rather than an operating activity. Additionally, the Company has applied the provisions of this ASU on a prospective basis in the condensed consolidated statements of cash flows and prior periods have not been adjusted.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2018, with the option to early adopt it in the first quarter of 2017. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has completed its initial impact assessment and is in the process of developing an implementation plan to include any potential process or system changes; however, the assessment of the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company will adopt this new standard as of January 1, 2018 and currently expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both the Company’s initial assessment and its selected transition method may change depending on the results of the Company’s final assessment of the impact to its financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of share-based equity awards must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award are not the same immediately before and after the modification. The guidance is effective prospectively for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB during 2016 and through the six months ended ended June 30, 2017 are not believed to have a material impact on the Company's present or historical consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITIONS

Since its formation, the Company has consummated a number of transactions accounted for as business combinations as part of its growth strategy. The acquisitions of these businesses, which are in addition to periodic purchases of customer contracts, have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the respective assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition. The recorded amounts for acquired assets and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the date of acquisition.

In January 2017, the Company acquired Hibernia. The Company paid $529.6 million in cash consideration, of which $14.6 million was net cash acquired, and 3,329,872 unregistered shares of the Company's common stock, initially valued at $75.0 million on the date of announcement, and ultimately valued at $86.1 million at closing. The results of Hibernia have been included from January 1, 2017.

In June 2017, the Company acquired Perseus Telecom ("Perseus"). The Company paid $37.5 million in cash consideration and assumed $1.9 million in capital leases. $4.0 million of the initial cash consideration is held in escrow for one year, subject to reduction for any indemnification claims made by the Company prior to such date. The results of Perseus have been included from June 1, 2017.

The table below reflects the Company's provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for its acquisitions over the six months ended June 30, 2017 (amounts in thousands):

Purchase Price	Hibernia	Perseus
Cash paid at closing, including working capital estimate	$529,600	$37,500
Common stock (1)	86,092	—
Purchase consideration	$615,692	$37,500

Purchase Price Allocation
Assets acquired:
Current assets	$51,811	$2,198
Property, plant and equipment	433,248	5,255
Other assets	359	—
Intangible assets - customer lists	166,740	22,500
Intangible assets - tradename	720	—
Intangible assets - other	6,800	—
Goodwill	186,228	23,375
Total assets acquired	845,906	53,328

Liabilities assumed:
Current liabilities	(40,749)	(9,695)
Capital leases, long-term portion	—	(1,906)
Deferred revenue	(163,300)	(1,248)
Deferred tax liability	(26,165)	(2,791)
Other long-term liabilities	—	(188)
Total liabilities assumed	(230,214)	(15,828)
Net assets acquired	$615,692	$37,500
(1) Common stock fair value equals the closing share price of $27.80 less a discount for lack of marketability

Intangible assets acquired related to the Hibernia acquisition include customer relationships, the Hibernia tradename, and various indefeasible right to use ("IRU") contracts. Intangible assets related to customer relationships, tradename, and IRUs are subject to straight-line amortization. The customer relationships have a weighted-average useful life of 10 years, the trademarks have a useful life of 2 years, and the IRUs have a useful life of 10 years.

Intangible assets acquired related to Perseus include customer relationships and are subject to straight-line amortization. The customer relationships have a weighted-average useful life of 8 years.

Amortization expense related to intangible assets created as a result of the Hibernia and Perseus acquisitions of $4.6 million and $9.1 million has been recorded for the three and six months ended June 30, 2017, respectively. Estimated amortization expense related to these for each of the years subsequent to June 30, 2017 is as follows (amounts in thousands):

2017 remaining	$10,263
2018	20,527
2019	20,167
2020	20,167
2021	20,167
2022 and beyond	96,379
Total	$187,670

Goodwill in the amount of $186.2 million and $23.4 million was recorded as a result of the acquisitions of Hibernia and Perseus, respectively. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

For material acquisitions completed during 2016, 2015, and 2014, please refer to Note 3 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees; termination charges for leases and supplier contracts; and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and six months ended June 30, 2017. Refer to Note 9 of these condensed consolidated financial statements for further information on severance, restructuring and other exit costs.

Transaction and integration costs include expenses associated with legal, accounting, regulatory and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $2.3 million and $1.1 million during the three months ended June 30, 2017 and 2016, respectively, and $10.4 million and $2.4 million during the six months ended June 30, 2017 and 2016, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company's acquisitions during 2016 and 2017 as if the acquisitions had occurred on January 1, 2016. The pro forma net income (loss) for the three and six months ended June 30, 2017 and 2016, respectively, includes the additional depreciation and amortization resulting from the adjustments to the value of property, plant and equipment and intangible assets resulting from acquisition accounting and adjustment to amortized revenue during the first and second quarters of 2017 and 2016, respectively, as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in thousands, except per share and share data)
Revenue	$191,350	$181,106	$381,572	$360,298
Net loss	$(650)	$(2,449)	$(15,619)	$(1,844)

Earnings (loss) per share:
Basic	$(0.02)	$(0.06)	$(0.38)	$(0.05)
Diluted	$(0.02)	$(0.06)	$(0.38)	$(0.05)

Denominator for basic EPS – weighted average shares	41,244,595	40,395,523	40,849,853	40,346,592
Denominator for diluted EPS – weighted average shares	41,244,595	40,395,523	40,849,853	40,346,592

In June 2017, the Company entered into an agreement to acquire Global Capacity.  The purchase price will be $100.0 million in cash plus 1,850,000 shares of the Company's common stock. The acquisition is expected to close at the end of the quarter ending September 30, 2017.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $490.2 million and $280.6 million as of June 30, 2017 and December 31, 2016, respectively. Additionally, the Company's intangible asset balance was $395.5 million and $193.9 million as of June 30, 2017 and December 31, 2016, respectively. The additions to both goodwill and intangible assets during the six months ended June 30, 2017 relate to the acquisition of Hibernia and Perseus (see Note 2 - Business Acquisitions) and asset purchase of customer contracts.

The change in the carrying amount of goodwill for the six months ended June 30, 2017 was as follows (amounts in thousands):

	Perseus	Hibernia	Prior Year Acquisitions	Total
Balance at December 31, 2016	$—	$—	$280,593	$280,593
Initial goodwill associated with current year business combinations	23,375	186,538	—	209,913
Adjustments to current year business combinations	—	(310)	—	(310)
Adjustments to prior year business combinations	—	—	—	—
Balance at June 30, 2017	$23,375	$186,228	$280,593	$490,196

The following table summarizes the Company’s intangible assets as of June 30, 2017 and December 31, 2016 (amounts in thousands):

		June 30, 2017			December 31, 2016
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-10 years	$501,150	$121,876	$379,274	$267,755	$91,136	$176,619
Non-compete agreements	3-5 years	4,571	4,467	104	4,572	4,420	152
Point-to-point FCC license fees	3 years	1,697	1,556	141	1,695	1,268	427
Intellectual property	10 years	17,379	2,943	14,436	17,379	2,076	15,303
Trade name	3 years	3,812	2,295	1,517	3,092	1,657	1,435
		$528,609	$133,137	$395,472	$294,493	$100,557	$193,936

Amortization expense was $16.6 million and $10.2 million for the three months ended June 30, 2017 and 2016, respectively, and $32.6 million and $19.4 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2017 in each of the years subsequent to June 30, 2017 is as follows (amounts in thousands):

2017 remaining	$34,657
2018	63,670
2019	58,454
2020	55,436
2021	53,880
2022 and beyond	129,375
Total	$395,472

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Compensation and benefits	$8,647	$10,035
Selling, general and administrative	4,840	4,534
Carrier costs	9,838	13,543
Restructuring	7,332	3,247
Fiber pair repurchase	10,000	—
Other	13,929	5,529
	$54,586	$36,888

NOTE 5 — DEFERRED REVENUE

The total deferred revenue as of June 30, 2017 was $167.0 million, consisting of unamortized prepaid capacity sales, IRUs, deferred non-recurring revenue and unearned revenue for amounts billed in advance to customers. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheet.

Prepaid capacity sales and IRUs represent $132.5 million of the total deferred revenue balance as of June 30, 2017 and remaining amortization at June 30, 2017 and in each of the years subsequent to June 30, 2017 is as follows (amounts in thousands):

Capacity Sales and IRUs
2017 remaining	$11,488
2018	15,656
2019	11,224
2020	10,894
2021	10,024
2022 and beyond	73,209
$132,495

NOTE 6     — DEBT

As of June 30, 2017 and December 31, 2016, long-term debt was as follows (amounts in thousands):

	June 30, 2017	December 31, 2016

Term loan	$696,500	$425,775
7.875% Senior unsecured notes	450,000	300,000
Revolving line of credit	—	20,000
Total debt obligations	1,146,500	745,775
Unamortized debt issuance costs	(31,662)	(9,310)
Unamortized original issuance premium (discount), net	969	(6,957)
Carrying value of debt	1,115,807	729,508
Less current portion	(7,000)	(4,300)
Long-term debt less current portion	$1,108,807	$725,208

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

The maturity date of the term loan facility is January 9, 2024 and the maturity date of the revolving loan facility is January 9, 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million commencing on March 31, 2017 and continuing thereafter until the maturity date when the remaining balance of outstanding principal amount is payable in full. In addition to scheduled mandatory repayments, the Company is also required to repay an amount of up to 50% of Excess Cash Flow (as defined in the Credit Agreement). No such excess cash payments were made during the six months ended June 30, 2017.

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

At the Company's election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans, with applicable margins at 3.00% for Base Rate Loans and 4.00% for Eurodollar Loans. The Eurodollar Loans are subject to a floor of 1.00%, and the applicable margin for revolving loans is 2.50% for Base Rate Loans and 3.50% for Eurodollar Loans. The effective interest rate on term loan at June 30, 2017 and December 31, 2016 was 5.0% and 5.8%, respectively.

On July 10, 2017, the Company entered into Amendment No. 1 (the "Repricing Amendment") to the 2017 Credit Agreement. The Repricing Amendment, among other things, reduces the applicable margin on Tranche B Term Loans to 2.25% for Base Rate Loans and 3.25% for Eurodollar Loans, and reduces the applicable margin on Revolving Loans to 2.00% for Base Rate Loans and 3.00% for Eurodollar Loans.  The amendment also establishes a soft call protection of 1.0% through January 10, 2018 for certain prepayments, refinancings  and amendments.

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

7.875% Senior Unsecured Notes

In December 2016, the Company completed a private offering of $300.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (the "Existing Notes"). The proceeds of the Existing Notes were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia in January 2017. The Company recognized the proceeds from the private offering as restricted cash and cash equivalents in its consolidated financial statements as of December 31, 2016. The funds were subsequently released with the closing of Hibernia. In connection with the offering, the Company incurred debt issuance costs of $9.7 million of which $0.5 million, was incurred in 2016 and the remainder was incurred in 2017.

In June 2017, the Company completed a private offering of $150.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (the "New Notes"). The New Notes will be treated as a single series of debt securities with the Company's Existing Notes (together with the New Notes, the "Notes").  The New Notes have identical terms as the Existing Notes, other than the issue date and offering price. The New Notes were issued at a premium of $9.0 million. In connection with the offering, the Company incurred debt issuance costs of $2.9 million.

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized OID) were as follows as of June 30, 2017 (amounts in thousands):

Total debt
2017 remaining	$3,500
2018	7,000
2019	7,000
2020	7,000
2021	7,000
2022 and beyond	1,115,000
$1,146,500

Debt Issuance Costs and Original Issuance Discounts and Premiums

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

The unamortized balance of debt issuance costs as of June 30, 2017 and December 31, 2016 was $31.7 million and $9.3 million, respectively. Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense associated with the amortization of debt issuance costs was $0.9 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

The term loan facility under the 2017 Credit Agreement was issued at an original issuance discount of $3.5 million. $5.0 million of the unamortized OID balance was carried over from the prior term loan facility that qualified as a modification. The total OID will be amortized to interest expense over the term of the term loan using the effective interest method. The New Notes were issued at a premium of $9.0 million. The total OID will be amortized to interest expense, net over the term of the New Notes using the effective interest method.

The unamortized balance of OID for the periods ended June 30, 2017 and December 31, 2016 was $1.0 million net premium and $7.0 million discount, respectively. OID is presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense, net associated with the amortization of OID was $0.2 million and $18 thousand for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

The Company expensed an aggregate $5.7 million of debt issuance costs and OID that did not qualify for deferral as a Loss on Debt Extinguishment in the condensed consolidated statement of operations for the six months ended June 30, 2017.

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

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 7,977,987 have been issued and are outstanding as of June 30, 2017.

The GTT Stock Plan permits the granting of time-based stock options, time-based restricted stock and performance-based restricted stock to employees and consultants of the Company, and non-employee directors of the Company.

Time-based options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than 10 years from the grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of its stock option awards at the time of grant. The stock options generally vest over four years with 25% of the options becoming exercisable one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

Time-based restricted stock granted under the GTT Stock Plan is valued at the GTT closing stock price on the date of grant. Time-based restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining 75% annually or quarterly over the following three years.

Performance-based restricted stock is granted under the GTT Stock Plan subject to the achievement of certain performance measures. Once achievement of these performance measures is considered probable, the Company starts to expense the fair value of the grant over the vesting period. The performance-based restricted stock is valued at the closing price on the date of grant. The performance grant vests quarterly over the vesting period once achievement of the performance measure has been met and approved by the Compensation Committee.

The Compensation Committee of the Board of Directors, as administrator of the GTT Stock Plan, has the discretion to authorize a different vesting schedule for any awards.

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$334	$306	$675	$732
Restricted stock	4,929	4,194	9,136	5,320
ESPP	63	—	91	—
Total	$5,326	$4,500	$9,902	$6,052

As of June 30, 2017, there was $44.8 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	June 30, 2017
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$2,680	1.86
Time-based restricted stock	29,167	2.58
Performance-based restricted stock	12,948	1.44
Total	$44,795	2.21

The following tables summarize the stock options and restricted stock granted during the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except shares data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Time-based stock options granted	—	11,000	—	155,958
Fair value of stock options granted	$—	$89	$—	$941

Time-based restricted stock granted	108,800	53,769	693,308	529,303
Fair value of time-based restricted stock granted	$3,151	$919	$19,950	$7,288

Performance-based Restricted Stock

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing share-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably through the third quarter of 2017. As of June 30, 2017, unamortized compensation cost related to the unvested 2014 Performance Awards was $0.1 million.

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the fourth quarter of 2018. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the first quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.7 million and $2.8 million for the three and six months ended June 30, 2017, respectively. No share-based compensation expense was recognized during the comparable 2016 period. As of June 30, 2017, unamortized compensation cost related to the unvested 2015 Performance Awards was $12.8 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lessor of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The offering periods generally commence on the first day and the last day of each quarter. At June 30, 2017, 452,934 shares were available for issuance under the ESPP.

NOTE 8 — INCOME TAXES

The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate, adjusted for the effect of discrete items arising in the quarter. Each quarter the Company update its estimate of the annual effective tax rate.

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

For the six months ended June 30, 2017, the Company recorded a tax benefit of $14.1 million, which included $3.6 million of net discrete tax benefits primarily attributable to excess tax benefits from share-based compensation.

NOTE 9 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with the acquisition of Hibernia and Perseus. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions.

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the six months ended June 30, 2017 (amounts in thousands):

	Balance, December 31, 2016	Charges and Adjustments	Payments	Balance, June 30, 2017
Employee Termination Benefits	$42	$9,692	$(5,714)	$4,020
Contract Terminations:
Lease terminations	859	500	(162)	1,197
Other contract terminations	2,346	531	(762)	2,115
	$3,247	$10,723	$(6,638)	$7,332

The total exit costs recorded and paid relating to prior year acquisitions are summarized as follows for the six months ended June 30, 2016 (amounts in thousands):

	Balance, December 31, 2015	Charges and Adjustments	Payments	Balance, June 30, 2016
Employee Termination Benefits	$1,903	$870	$(2,643)	$130
Contract Terminations:
Lease terminations	1,796	—	(741)	1,055
Other contract terminations	3,035	625	(403)	3,257
	$6,734	$1,495	$(3,787)	$4,442

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations are as follows at June 30, 2017 (amounts in thousands):

	Network Supply	Office Space	Capital Leases	Other
2017 remaining	$65,263	$2,012	$917	$1,254
2018	90,337	4,144	1,277	326
2019	48,139	3,522	223	51
2020	15,018	2,877	—	—
2021	6,420	2,365	—	—
2022 and beyond	43,769	6,987	—	—
	$268,946	$21,907	$2,417	$1,631

Network Supply Agreements

As of June 30, 2017, the Company had purchase obligations of $268.9 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core network backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core network backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has 14 other offices throughout North America, seven offices in Europe, one office in India, one office in Hong Kong, and one office in Brazil. The Company records rent expense using the straight-line method over the term of the respective lease agreement. Office facility rent expense was $1.0 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of June 30, 2017, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

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

Our global Tier 1 IP network delivers connectivity for our clients around the world. We provide services to leading multinational enterprise, carrier, and government customers in over 100 countries. We strive to differentiate ourselves from our competition by delivering service to our clients with simplicity, speed, and agility.

We deliver six primary service offerings to our customers:

Private Networking Services

We provide Layer 2 (Ethernet) and Layer 3 (MPLS and IP-VPN) private networking solutions to meet the growing needs of multinational enterprises, carriers, service providers, and content delivery networks regardless of location. We design and implement custom private, public, and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

Through GTT's private networking services, clients can securely connect to cloud service providers in data centers and exchanges around the world. Our Cloud Connect feature provides private, secure, pre-established connectivity to leading cloud service providers. Clients can connect to GTT in one location and have access to a broad cloud service provider ecosystem from anywhere in the world.

Internet Services

We offer domestic and multinational customers scalable, high-bandwidth global Internet connectivity and IP transit with guaranteed availability and packet delivery. Our Internet services offer flexible connectivity with multiple port interfaces including Fast Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, and 100 Gigabit Ethernet. We also offer broadband and wireless access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

Optical Transport

We provide a full suite of optical transport services over a core fiber network, enabling cloud-based applications and the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our native wavelength product is designed to deliver scalable high performance optical connectivity over a state-of-the-art dense wave division multiplexing ("DWDM") platform. Our service is differentiated based on unique network diversity and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include Internet-based technology companies and OTTs, large banks, and other service providers requiring network infrastructure.

Additionally, we provide low latency services between the major financial centers and exchanges, tailored to meet the requirements of proprietary trading firms for the fastest connections. Our service provides the industry leading lowest latency performance of the Express transatlantic subsea cable connecting North America and Europe, which is wholly owned and operated by GTT.

Managed Services

We offer fully managed network services, including managed equipment, managed security services, and managed secure access, enabling customers to focus on their core business. These end-to-end services cover the design, procurement, implementation, monitoring, and maintenance of a customer’s network.

•
Managed CPE. Managed CPE provides a turnkey solution for the end-to-end management of customer premise equipment, from premises through the core network. This includes the design, procurement, implementation, monitoring, and maintenance of equipment including routers, switches, servers, and Wi-Fi access points.

•
Security Services. Our cloud-based and premises-based security services provide a comprehensive, multi-layered security solution that protects the network while meeting the most stringent security standards. Our Unified Threat Management (“UTM”) services include advanced firewall, intrusion detection, anti-virus, web filtering, and anti-spam. UTM services also cover a broad range of compliance requirements, offering customers Security-as-a-Service versions of managed logging, vulnerability scanning, and security information management that meet numerous security standards, including Payment Card Industry / Cardholder Information Security Program compliance.

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

Voice and Unified Communication Services

Our SIP Trunking service is an enterprise-built unified communications offering that integrates voice, video, and chat onto a single IP connection, driving efficiency and productivity organization-wide. Our Enterprise PBX service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud. The offering includes fully hosted and hybrid models for maximum flexibility.

Video Transport

We provide a suite of fully-managed video transport services. Our services are designed to support our clients' requirements for stringent broadcast quality, providing 100% quality of service for transmission of live events, sports entertainment, and news. Our service options include Dedicated, Occasional Use, and IP Video. We manage individual services, multicast distribution, and entire client networks, supporting all forms of signal management required for today's media workflow. GTT's video transport services are based on the core principle of "any signal, any format, anywhere." Our clients include many of the world's top broadcasters and cable programming providers.

Customer & Network Contracts

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

Our revenue is composed of three primary categories that include recurring revenue, non-recurring revenue, and usage revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the six months ended June 30, 2017, recurring revenue was approximately 93% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation and equipment charges to customers, and one-time termination charges for customers who cancel their services prior to the contract termination date. Usage revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of June 30, 2017, we had 879 full-time equivalent employees. For the six months ended June 30, 2017, the total employee cash compensation and benefits represented approximately 14% of total revenue.

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

Hibernia

In January 2017, we acquired Hibernia Networks ("Hibernia") for $529.6 million in cash consideration, of which $14.6 million was net cash acquired, and 3,329,872 unregistered shares of our common stock. The results of Hibernia have been included from January 1, 2017.

Perseus

In June 2017, we acquired Perseus Telecom ("Perseus") for $37.5 million in cash consideration and the assumption of approximately $1.9 million in capital leases. The results of Perseus have been included from June 1, 2017.

Global Capacity

In June 2017, the Company entered into an agreement to acquire Global Capacity.  The purchase price will be $100.0 million in cash plus 1,850,000 shares of the Company's common stock. The acquisition is expected to close at the end of the quarter ending September 30, 2017.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life. During the six months ended June 30, 2017, we acquired customer contracts for an aggregate purchase price of $37.3 million, of which $14.9 million was paid during the six months ended June 30, 2017 at the acquisitions' respective closing dates. The remaining $22.4 million is expected to be paid in 2017 and 2018, subject to any indemnification claims made through the final payment date. During 2016, we acquired customer contracts for an aggregate purchase price of $41.3 million, of which $20.0 million was paid in 2016 at the respective closing dates, of which $6.0 million was paid during the six months ended June 30, 2016. Of the remaining $21.3 million, $18.0 million was paid during the six months ended June 30, 2017 and the remaining $3.3 million is expected to be paid in the remainder of 2017, subject to any indemnification claims made through the final payment dates.

Indebtedness

The following summarizes our long-term debt at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016

Term loan	$696,500	$425,775
7.875% Senior unsecured notes	450,000	300,000
Revolving line of credit	—	20,000
Total debt obligations	1,146,500	745,775
Unamortized debt issuance costs	(31,662)	(9,310)
Unamortized original issuance premium (discount), net	969	(6,957)
Carrying value of debt	1,115,807	729,508
Less current portion	(7,000)	(4,300)
	$1,108,807	$725,208

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

The maturity date of the term loan facility is January 2024 and the maturity date of the revolving loan facility is January 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal amount is payable in full. In addition to scheduled mandatory repayments, the Company is also required to repay an amount of up to 50% of Excess Cash Flow (as defined in the Credit Agreement). No such excess cash payments were made during the six months ended June 30, 2017.

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

In July 2017, we entered into Amendment No. 1 (the "Repricing Amendment") to the 2017 Credit Agreement. The Repricing Amendment, among other things, reduces the applicable margin on Tranche B Term Loans to 2.25% for Base Rate Loans and 3.25% for Eurodollar Loans, and reduces the applicable margin on Revolving Loans to 2.00% for Base Rate Loans and 3.00% for Eurodollar Loans.  The amendment also establishes a soft call protection of 1.0% through January 10, 2018 for certain prepayments, refinancings  and amendments.

The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio applicable to the revolving credit facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

7.875% Senior Unsecured Notes

In December 2016 we completed a private offering of $300.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "Notes"). The proceeds of the Notes were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia in January 2017. We recognized the proceeds from the private offering as restricted cash and cash equivalents in our consolidated financial statements as of December 31, 2016, which were subsequently released with the closing of Hibernia. In connection with the offering, we incurred debt issuance costs of $9.7 million, of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017.

In June 2017, we completed a private offering of $150.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "New Notes"). The New Notes will be treated as a single series of debt securities with the Company's Existing Notes (together with the New Notes, the "Notes").  The New Notes have identical terms as the Existing Notes, other than the issue date and offering price. The New Notes were issued at a premium of $9.0 million. In connection with the offering, we incurred debt issuance costs of $2.9 million.

Previous Debt Agreement

In October 2015, we entered into the October 2015 Credit Agreement, which provided for a $400.0 million term loan facility and a $50.0 million revolving line of credit facility (which included a $15.0 million letter of credit facility and a $10.0 million swingline facility). As of December 31, 2016, we had drawn $20.0 million under the revolving line of credit and had $29.5 million of available borrowing capacity. Amounts outstanding under the October 2015 Credit Agreement were repaid in full in connection with the 2017 Credit Agreement. The previous term loan was issued at an OID of $8.0 million.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Change

Revenue:
Telecommunications services	$186,216	$128,914	$57,302	44.4%

Operating expenses:
Cost of telecommunications services	93,418	68,272	25,146	36.8%
Selling, general and administrative expenses	46,696	35,940	10,756	29.9%
Severance, restructuring and other exit costs	52	—	52	100.0%
Depreciation and amortization	31,463	15,661	15,802	100.9%

Total operating expenses	171,629	119,873	51,756	43.2%

Operating income	14,587	9,041	5,546	61.3%

Other expense:
Interest expense, net	(16,623)	(7,125)	(9,498)	133.3%
Loss on debt extinguishment	—	(1,632)	1,632	*
Other expense, net	70	(188)	258	(137.2)%

Total other expense	(16,553)	(8,945)	(7,608)	85.1%

(Loss) income before income taxes	(1,966)	96	(2,062)	(2,147.9)%

(Benefit from) provision for income taxes	(2,615)	5	(2,620)	*

Net income (loss)	$649	$91	$558	613.2%
* - Not meaningful

Revenue
Our revenue increased by $57.3 million, or 44.4%, from $128.9 million for the three months ended June 30, 2016 to $186.2 million for the three months ended June 30, 2017. The increase was primarily due to the acquisition of Hibernia, as well as rep-driven growth and certain small acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2016 revenue would have been higher by $3.0 million for the three months ended June 30, 2017.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $25.1 million, or 36.8%, from $68.3 million for the three months ended June 30, 2016 to $93.4 million for the three months ended June 30, 2017. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisition of Hibernia, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2016, cost of telecommunications services provided would have been higher by $1.3 million for the three months ended June 30, 2017.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $10.8 million, or 29.9%, from $35.9 million for the three months ended June 30, 2016 to $46.7 million for the three months ended June 30, 2017. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$25,803	$20,165	$5,638	28.0%
Share-based compensation	5,326	4,500	826	18.4%
Transaction and integration expense	2,342	1,062	1,280	120.5%
Other SG&A(1)	13,225	10,213	3,012	29.5%
Total	$46,696	$35,940	$10,756	29.9%
(1) Includes professional fees, marketing costs, facilities and other general support costs.

Employee related compensation increased primarily due to the Hibernia acquisition. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by final integration costs related to Hibernia and transaction costs associated with the acquisition of Perseus. Other SG&A expense increases were principally driven by the acquisition of Hibernia.

Severance, Restructuring and Other Exit Costs. For the three months ended June 30, 2017, we incurred restructuring charges of $0.1 million relating to the Hibernia acquisition. There were no charges incurred during the three months ended June 30, 2016.

Depreciation and Amortization. Amortization of intangible assets increased $6.4 million or 62.9%, from $10.2 million to $16.6 million for the three months ended June 30, 2017, due to the additional definite-lived intangible assets recorded in the Hibernia acquisitions. Depreciation expense increased $9.4 million, or 171.2% from $5.5 million to $14.9 million for the three months ended June 30, 2017, primarily due to the assets acquired from the Hibernia acquisition.

Other Expense. Other expense increased by $7.6 million to $16.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This is primarily attributed to higher interest expense due to higher debt levels driven by the Hibernia acquisition.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2016, operating expenses would have been higher by $0.5 million for the three months ended June 30, 2017. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Change

Revenue:
Telecommunications services	$368,580	$253,350	$115,230	45.5%

Operating expenses:
Cost of telecommunications services	184,787	134,469	50,318	37.4%
Selling, general and administrative expenses	99,628	68,134	31,494	46.2%
Severance, restructuring and other exit costs	10,723	1,495	9,228	617.3%
Depreciation and amortization	61,823	31,260	30,563	97.8%

Total operating expenses	356,961	235,358	121,603	51.7%

Operating income	11,619	17,992	(6,373)	(35.4)%

Other expense:
Interest expense, net	(32,455)	(14,497)	(17,958)	123.9%
Loss on debt extinguishment	(5,659)	(1,632)	(4,027)	246.8%
Other expense, net	(38)	(467)	429	(91.9)%

Total other expense	(38,152)	(16,596)	(21,556)	129.9%

(Loss) income before income taxes	(26,533)	1,396	(27,929)	(2,000.6)%

(Benefit from) provision for income taxes	(14,071)	409	(14,480)	(3,540.3)%

Net income (loss)	$(12,462)	$987	$(13,449)	(1,362.6)%
* - Not meaningful

Revenue
Our revenue increased by $115.2 million, or 45.5%, from $253.4 million for the six months ended June 30, 2016 to $368.6 million for the six months ended June 30, 2017. The increase was primarily due to the acquisition of Hibernia, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2016 revenue would have been higher by $6.1 million for the six months ended June 30, 2017.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $50.3 million, or 37.4%, from $134.5 million for the six months ended June 30, 2016 to $184.8 million for the six months ended June 30, 2017. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisition of Hibernia, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2016, cost of telecommunications services provided would have been higher by $2.7 million for the six months ended June 30, 2017.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $31.5 million, or 46.2%, from $68.1 million for the six months ended June 30, 2016 to $99.6 million for the six months ended June 30, 2017. The following table summarizes the major categories of selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$53,075	$40,365	$12,710	31.5%
Share-based compensation	9,902	6,052	3,850	63.6%
Transaction and integration expense	10,427	2,323	8,104	348.9%
Other SG&A(1)	26,224	19,394	6,830	35.2%
Total	$99,628	$68,134	$31,494	46.2%
(1) Includes professional fees, marketing costs, facilities and other general support costs.

Employee related compensation increased primarily due to the Hibernia acquisition. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by final integration costs related to Hibernia and transaction costs associated with the acquisition of Perseus. Other SG&A expense increases were principally driven by the acquisition of Hibernia.

Severance, Restructuring and Other Exit Costs. For the six months ended June 30, 2017, we incurred restructuring charges of $10.7 million relating to the Hibernia acquisition. We incurred $1.5 million related to the acquisition of Telnes for the six months ended June 30, 2016.

Depreciation and Amortization. Amortization of intangible assets increased $13.2 million or 68.0%, from $19.4 million for the six months ended June 30, 2016 to $32.6 million for the six months ended June 30, 2017, due to the additional definite-lived intangible assets recorded in the Hibernia acquisitions. Depreciation expense increased $17.4 million, or 146.5% from $11.9 million to $29.3 million for the six months ended June 30, 2017, primarily due to the assets acquired from the Hibernia acquisition.

Other Expense. Other expense increased by $21.6 million to $38.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This is primarily attributed to higher interest expense due to higher debt levels driven by the Hibernia acquisition.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2016, operating expenses would have been higher by $1.0 million for the six months ended June 30, 2017. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and debt financings. Our principal uses of cash have been for acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

Management monitors cash flow and liquidity requirements on a regular basis, including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses, capital expenditures, indebtedness, and the anticipated growth of revenue. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

As of June 30, 2017, we had approximately $130.7 million in cash and cash equivalents, and our current liabilities were $153.5 million, including $17.8 million of earn-outs and holdback obligations, $7.3 million of accrued severance and exit costs, $19.3 million of deferred revenue associated with prior period capacity sales we acquired from Hibernia, and $23.9 million of unearned revenue for amounts billed in advance to customers. We believe that cash currently on hand, expected cash flows from future operations and existing borrowing capacity are sufficient to fund operations for at least the next 12 months.

Our capital expenditures increased by $5.5 million, or 44.5% from $12.3 million for the six months ended June 30, 2016 to $17.8 million for the six months ended June 30, 2017. The increase in capital expenditures was due to our growth and the acquisition of Hibernia. We anticipate that we will incur capital expenditures in the range of 5% to 6% of revenue for 2017. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

Cash Flows

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the forseeable future, and in any event for at least the next 12 to 18 months. However, no assurance can be given that this will be the case.

The following table summarizes the components of our cash flows for the six months ended June 30, 2017 and 2016 (amounts in thousands):

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$26,261	$19,356
Net cash used in investing activities	(280,929)	(32,039)
Net cash provided by financing activities	356,180	15,060

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation related costs, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $6.9 million, from $19.4 million for the six months ended June 30, 2016 to $26.3 million for the six months ended June 30, 2017. This increase was primarily due to the acquisition of Hibernia and rep-driven growth partially offset by non-recurring cash payments of $6.6 million for severance and exit costs, and $10.1 million for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts and capital expenditures.

Net cash flows used in investing activities increased by $248.9 million, from $32.0 million for the six months ended June 30, 2016 to $280.9 million for the six months ended June 30, 2017.

Cash used for the six months ended June 30, 2017 primarily consisted of $552.5 million for the Hibernia and Perseus acquisitions as well as certain customer contract purchases for which we paid $14.9 million, and capital expenditures of approximately $17.8 million.

Cash Provided by Financing Activities

Our primary source of cash for financing activities is debt financing proceeds. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $341.1 million, from $15.1 million for the six months ended June 30, 2016 to $356.2 million for the six months ended June 30, 2017, consisting primarily of net proceeds from the term loan and issuance of senior notes to fund the Hibernia and Perseus acquisitions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of June 30, 2017 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$696,500	$7,000	$14,000	$14,000	$661,500
7.875% Senior unsecured note	450,000	—	—	—	450,000
Operating leases	21,907	2,012	7,666	5,242	6,987
Capital leases	2,417	1,648	769	—	—
Network supplier agreements	268,946	65,263	138,476	21,438	43,769
Other	1,631	1,254	377	—	—
	$1,441,401	$77,177	$161,288	$40,680	$1,162,256

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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
The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures from Net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016

Adjusted EBITDA
Net income (loss)	$649	$91	$(12,462)	$987
(Benefit from) provision for income taxes	(2,615)	5	(14,071)	409
Interest and other expense, net	16,553	7,313	32,493	14,964
Loss on debt extinguishment	—	1,632	5,659	1,632
Depreciation and amortization	31,463	15,661	61,823	31,260
Severance, restructuring and other exit costs	52	—	10,723	1,495
Transaction and integration costs	2,342	1,062	10,427	2,323
Share-based compensation	5,326	4,500	9,902	6,052
Adjusted EBITDA	53,770	30,264	104,494	59,122

Purchases of property and equipment	(9,281)	(4,770)	(17,752)	(12,288)
Adjusted EBITDA less capital expenditures	$44,489	$25,494	$86,742	$46,834

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of June 30, 2017, we had $696.5 million in term loans and no revolving loans. The interest expense associated with our term loan and revolving loan will vary with market rates.

For purposes of the following hypothetical calculations, we have used the 2017 Credit Agreement, which carries an interest rate equal to either Base Rate Loans with applicable margin at 3.0% or Eurodollar Loans at 4.0%, subject to a floor of 1.0%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.1 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the Eurodollar rate to 4%, the average historical three-month rate, would increase annual interest expense by approximately $18.9 million, which would decrease our income and cash flows by the same amount.

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

Approximately 17% of our revenues for the three months ended June 30, 2017 were generated by non-US entities, of which approximately 12% was recorded in GBP, approximately 3% was recorded in Euros and the remainder was recorded predominantly in Canadian dollars. Approximately 19% of our cost of telecommunications services provided and approximately 15% of our selling, general and administrative expenses for the three months ended June 30, 2017 were generated by the same non-US entities. Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial condition or results of operations.

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

Our evaluation excluded Hibernia which was acquired in January 2017. On a pro forma basis, as of and for the three months ended December 31, 2016 Hibernia represented approximately 38% of total assets and 23% of total revenue. These percentages did not differ significantly for the six months post acquisition. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Amendment No. 1, dated as of July 10, 2017, among GTT Communications, Inc., a Delaware corporation, as the borrower, the lenders party thereto, and KeyBank National Association, as the administrative agent and as the Additional Tranche B Term Loan Lender (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed July 14, 2017, and incorporated herein by reference).

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

101*
 The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	August 4, 2017		(Principal Accounting Officer)