Form 10-Q
period 2017-09-30
GTT Communications, Inc.
filed 2017-11-03
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2017, 43,455,120 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,799	$29,748
Accounts receivable, net of allowances of $3,831 and $2,656, respectively	123,332	76,292
Deferred costs	2,865	3,415
Prepaid expenses	18,575	5,765
Other assets	6,527	3,565
Total current assets	186,098	118,785
Restricted cash and cash equivalents	—	304,266
Property and equipment, net	494,501	43,369
Intangible assets, net	412,964	193,936
Goodwill	593,106	280,593
Other long-term assets	46,273	12,312
Total assets	$1,732,942	$953,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,063	$11,334
Accrued expenses and other current liabilities	92,889	36,888
Acquisition earn-outs and holdbacks	17,634	24,379
Current portion of capital lease obligations	1,648	1,015
Current portion of long-term debt	7,000	4,300
Deferred revenue	61,608	17,875
Total current liabilities	203,842	95,791
Capital lease obligations, long-term portion	412	120
Long-term debt	1,108,885	725,208
Deferred revenue, long-term portion	112,042	3,416
Deferred tax liability	27,667	—
Other long-term liabilities	8,129	967
Total liabilities	1,460,977	825,502
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 43,439,282 and 37,228,144 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	351,280	197,326
Accumulated deficit	(75,374)	(64,641)
Accumulated other comprehensive loss	(3,945)	(4,929)
Total stockholders’ equity	271,965	127,759
Total liabilities and stockholders’ equity	$1,732,942	$953,261
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Telecommunications services	$198,858	$131,851	$567,439	$385,201

Operating expenses:
Cost of telecommunications services	100,068	68,184	284,855	202,653
Selling, general and administrative expenses	51,966	37,177	151,595	105,311
Severance, restructuring and other exit costs	11,125	(625)	21,848	870
Depreciation and amortization	32,847	14,880	94,670	46,139

Total operating expenses	196,006	119,616	552,968	354,973

Operating income	2,852	12,235	14,471	30,228

Other expense:
Interest expense, net	(18,251)	(7,123)	(50,707)	(21,620)
Loss on debt extinguishment	(2,988)	—	(8,647)	(1,632)
Other expense, net	220	(74)	184	(542)

Total other expense	(21,019)	(7,197)	(59,170)	(23,794)

(Loss) income before income taxes	(18,167)	5,038	(44,699)	6,434

(Benefit from) provision for income taxes	(8,648)	(89)	(22,719)	320

Net (loss) income	$(9,519)	$5,127	$(21,980)	$6,114

(Loss) earnings per share:
Basic	$(0.23)	$0.14	$(0.53)	$0.17
Diluted	$(0.23)	$0.14	$(0.53)	$0.16

Weighted average shares:
Basic	41,762,693	37,152,063	41,160,317	36,998,607
Diluted	41,762,693	37,785,921	41,160,317	37,481,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(9,519)	$5,127	$(21,980)	$6,114

Other comprehensive income (loss):
Foreign currency translation adjustment	471	(215)	984	(2,126)
Comprehensive (loss) income	$(9,048)	$4,912	$(20,996)	$3,988

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balance, December 31, 2016	37,228,144	$3	$197,326	$(64,641)	$(4,929)	$127,759

Share-based compensation for options issued	—	—	1,029	—	—	1,029

Share-based compensation for restricted stock issued	858,285	—	14,802	—	—	14,802

Tax withholding related to the vesting of restricted stock units	(208,481)	—	(3,217)	—	—	(3,217)

Stock issued in connection with employee stock purchase plan	21,018	—	582	—	—	582

Stock issued in connection with acquisition	5,179,872	1	139,740	—	—	139,741

Stock options exercised	360,444	—	1,018	—	—	1,018

Cumulative effect of adjustment for unrecognized windfall benefits	—	—	—	11,247	—	11,247

Net loss	—	—	—	(21,980)	—	(21,980)

Foreign currency translation	—	—	—	—	984	984

Balance, September 30, 2017	43,439,282	$4	$351,280	$(75,374)	$(3,945)	$271,965

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(21,980)	$6,114
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	94,670	46,139
Share-based compensation	15,960	10,896
Debt discount amortization	498	600
Loss on debt extinguishment	8,647	1,632
Amortization of debt issuance costs	2,638	1,188
Excess tax benefit from stock-based compensation	(5,365)	—
Deferred income taxes	(18,347)	—
Non-cash deferred revenue	(28,018)	(4,964)
Non-cash deferred costs	4,253	1,999
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,375)	(19,887)
Prepaid expenses and other current assets	3,762	(1,180)
Deferred costs and other assets	(500)	(4,358)
Accounts payable	(15,680)	(8,816)
Accrued expenses and other current liabilities	24,093	(3,605)
Deferred revenue and other liabilities	(10,165)	7,009
Net cash provided by operating activities	47,091	32,767

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(652,776)	(14,146)
Purchase of customer contracts	(14,943)	(6,000)
Change in restricted cash and cash equivalents	304,266	—
Purchases of property and equipment	(26,865)	(17,813)
Net cash used in investing activities	(390,318)	(37,959)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	33,000
Repayment of revolving line of credit	(20,000)	(32,000)
Proceeds from term loan	696,500	29,850
Repayment of term loan	(431,025)	(3,150)
Proceeds from senior note	159,000	—
Payment of earn-out and holdbacks	(22,646)	(15,563)
Debt issuance costs	(29,881)	(904)
Repayment of capital leases	(981)	(1,433)
Proceeds from issuance of common stock under employee stock purchase plan	453	1,045
Tax withholding related to the vesting of restricted stock units	(3,217)	(3,442)
Exercise of stock options	1,018	468
Net cash provided by financing activities	349,221	7,871

Effect of exchange rate changes on cash	(943)	(1,902)

Net increase in cash and cash equivalents	5,051	777

Cash and cash equivalents at beginning of period	29,748	14,630

Cash and cash equivalents at end of period	$34,799	$15,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,984	$19,894
Cash paid for income taxes, net of refunds	$587	$408

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year 2017 or for any other interim period. The December 31, 2016 consolidated balance sheet is condensed from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Reclassification Within Condensed Consolidated Statement of Cash Flows

As a result of policy alignments related to acquired businesses, certain prior period amounts in the condensed consolidated statements of cash flows, have been reclassified to conform with the current period presentation to better reflect the nature of these activities. The Company has reclassified $5.0 million from the "Deferred revenue and other liabilities" line to the "Non-cash deferred revenue" line and $2.0 million from the "Deferred costs and other assets" line to the "Non-cash deferred costs" line for the nine months ended September 30, 2016. These reclassifications had no impact on the net change in cash and cash equivalents or cash flows from operating, investing and financing activities for any periods presented.

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

Segment Reporting

The Company reports operating results and financial data in one operating and reporting segment. The Company's Chief Executive Officer is the chief operating decision maker and manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services are discussed for purposes of promoting an understanding of the Company's complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

Prepaid Capacity Sales and Indefeasible Right to Use. From time to time the Company sells capacity on a long-term basis, where a certain portion of the contracted revenue is prepaid upon acceptance of the service by the customer. This prepaid amount is initially recorded as deferred revenue and amortized ratably over the term of the contract. Certain of these prepaid capacity sales are in the form of Indefeasible Rights to Use ("IRUs"), where the customer has the right to use the capacity for the life of the fiber optic cable.  The Company records revenues from these prepaid leases of fiber optic cable IRUs over the term that the customer is given exclusive access to the assets, generally 20 years, consistent with our assumed useful life of the associated fiber optic cable.

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

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to maintain the Company's global Tier 1 IP network and provide telecommunication services to the Company's customers, including access, co-location, and usage-based charges.

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

The share price of the Company's common stock as reported on the NYSE MKT on the date of grant is used as the fair value for all restricted stock. The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

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

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding. Diluted (loss) earnings per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of (loss) earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted EPS – (loss) earnings available to common stockholders	$(9,519)	$5,127	$(21,980)	$6,114
Denominator for basic EPS – weighted average shares	41,762,693	37,152,063	41,160,317	36,998,607
Effect of dilutive securities	—	633,858	—	482,807
Denominator for diluted EPS – weighted average shares	41,762,693	37,785,921	41,160,317	37,481,414

(Loss) earnings per share: basic	$(0.23)	$0.14	$(0.53)	$0.17
(Loss) earnings per share: diluted	$(0.23)	$0.14	$(0.53)	$0.16

All of the stock options were anti-dilutive as of September 30, 2017 due to the net loss incurred during the period. There were approximately 4,000 anti-dilutive common shares that were excluded from the computation of earnings per share as of September 30, 2016.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of September 30, 2017, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage-backed securities.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweighs the likelihood of recovery. The allowance for doubtful accounts was $3.8 million and $2.7 million as of September 30, 2017 and December 31, 2016, respectively.

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $0.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. There were no goodwill impairments identified for the nine months ended September 30, 2017.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, intellectual property or know-how, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from three to eight years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no intangible asset impairments recognized for the nine months ended September 30, 2017.

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

Asset Purchases

Periodically the Company acquires customer contracts that it accounts for as an asset purchase and records a corresponding intangible asset that is amortized over its estimated useful life. No goodwill is recorded in an asset purchase. During the nine months ended September 30, 2017, the Company acquired customer contracts for an aggregate purchase price of $37.3 million, of which $14.9 million was paid during the nine months ended September 30, 2017 at the acquisitions' respective closing dates. Of the remaining $22.4 million, $2.9 million was paid during the nine months ended September 30, 2017 and the remaining $19.5 million is expected to be paid in the remainder of 2017 and 2018, subject to any indemnification claims made through the final payment date. During 2016, the Company acquired customer contracts for an aggregate purchase price of $41.3 million, of which $20.0 million was paid in 2016 at the respective closing dates, and $6.0 million was paid during the nine months ended September 30, 2016. Of the remaining $21.3 million, $18.0 million was paid during the nine months ended September 30, 2017 and the remaining $3.3 million is expected to be paid in the remainder of 2017, subject to any indemnification claims made through the final payment dates.

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, and the length of time the service has been active.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of September 30, 2017, the Company had open disputes not accrued for of $4.2 million. As of December 31, 2016, the Company had open disputes not accrued for of $5.8 million.

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

As of September 30, 2017 and December 31, 2016, there was no contingent consideration subject to re-measurement outstanding.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $30.8 million and $9.3 million as of September 30, 2017 and December 31, 2016, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums ("OID") is the difference between the face value of debt and the amount of principal received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes OID by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the OID was a $1.9 million net premium and a $7.0 million discount as of September 30, 2017 and December 31, 2016, respectively.

Translation of Foreign Currencies

For non-U.S. subsidiaries, the functional currency is evaluated at the time of the Company's acquisition of such subsidiaries and on a periodic basis for financial reporting purposes. These condensed consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing currency exchange rate, equity amounts at historical rates, and the results of operations and cash flow at the average currency exchange rate prevailing during the periods reported. The net effect of such translation gains and losses are reflected in accumulated other comprehensive loss in the stockholders' equity section of the condensed consolidated balance sheets.

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

As of September 30, 2017 and December 31, 2016, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and acquisition earn-outs and holdbacks approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of September 30, 2017 and December 31, 2016. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
Term loan	$694,750	$425,775	$699,440	$425,775
Senior notes	450,000	300,000	478,125	300,000
Total long-term debt, including current portion	$1,144,750	$725,775	$1,177,565	$725,775
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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of September 30, 2017 or December 31, 2016 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the nine months ended September 30, 2017 and 2016.

Newly Adopted Accounting Principles

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions. The ASU changes five aspects of the accounting for share-based payment award transactions: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for taxes. The Company adopted ASU 2016-09 effective January 1, 2017. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits has been applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. As of January 1, 2017, the cumulative effect of adopting ASU 2016-09 was an increase in deferred tax assets of $11.2 million and a decrease in accumulated deficit of $11.2 million as a result of recognizing $27.8 million previously unrecognized excess tax benefits from share-based compensation. The Company will continue to account for forfeitures as they occur. Cash paid by by the Company when directly withholding shares for tax withholding purposes will continue to be classified as a financing activity rather than an operating activity. Additionally, the Company has applied the provisions of ASU 2016-09 on a prospective basis in the condensed consolidated statements of cash flows and prior periods have not been adjusted.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2018, with the option to early adopt it in the first quarter of 2017. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt this new standard as of January 1, 2018 and currently expects to apply the modified retrospective method, which will require a cumulative effect adjustment as of the date of adoption. The Company has completed its initial assessment of the effect of adoption and is in the process of completing the assessment to quantify the impact to the Company’s results of operations, financial position, and cash flows. Based on this initial assessment, the Company does not expect the standard to materially impact the amount and timing of revenue recognition. The new standard will require certain costs, primarily internal sales commissions, to be deferred rather than expensed, as they are currently. The new standard will also require additional disclosures for the estimate of variable consideration to be included in the transaction price for certain of our usage based contracts and contracts with price concessions. Additional disclosures will also be required regarding the judgments and changes in judgments for these estimates of the assets to be recognized from costs incurred to obtain or fulfill a contract and variable consideration. Both the Company’s initial impact assessment and its selected transition method may change depending on the results of the Company’s final assessment of the impact to its financial statements.

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

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the acquired assets and liabilities based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

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

In September 2017, the Company acquired Global Capacity. The Company paid $104.0 million in cash consideration, of which $4.0 million was net cash acquired, and 1,850,000 unregistered shares of the Company's common stock valued at $53.6 million at closing. $10.0 million of the initial cash consideration is held in escrow for one year, subject to reduction for any indemnification claims made by the Company prior to such date. The results of Global Capacity have been included from September 15, 2017.

The table below reflects the Company's provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for its acquisitions over the nine months ended September 30, 2017 (amounts in thousands):

Purchase Price	Hibernia	Perseus	Global Capacity
Cash paid at closing, including working capital estimate	$529,600	$37,500	$104,000
Common stock (1)	86,092	—	53,649
Purchase consideration	$615,692	$37,500	$157,649

Purchase Price Allocation
Assets acquired:
Current assets	$49,119	$1,792	$25,838
Property, plant and equipment	432,911	5,255	30,451
Other assets	359	—	1,554
Intangible assets - customer lists	166,740	13,840	43,800
Intangible assets - tradename	720	40	200
Intangible assets - other	—	140	5,600
Goodwill	196,057	31,536	84,640
Total assets acquired	845,906	52,603	192,083

Liabilities assumed:
Current liabilities	(40,749)	(11,301)	(17,911)
Capital leases, long-term portion	—	(1,906)	—
Deferred revenue	(163,300)	—	(16,108)
Deferred tax liability	(26,165)	(1,708)	—
Other long-term liabilities	—	(188)	(415)
Total liabilities assumed	(230,214)	(15,103)	(34,434)
Net assets acquired	$615,692	$37,500	$157,649
(1) Common stock fair value for Hibernia equals the closing share price of $27.80 less a discount for lack of marketability. Common stock fair value for Global Capacity equals the closing share price of $30.85 less a discount for lack of marketability.

Intangible assets acquired related to the Hibernia acquisition include customer relationships and the Hibernia tradename. Intangible assets related to customer relationships and tradename are subject to straight-line amortization. The customer relationships have a weighted-average useful life of 10 years and the tradenames have a useful life of 2 years.

Intangible assets acquired related to Perseus include customer relationships and are subject to straight-line amortization. The customer relationships have a weighted-average useful life of 8 years.

Intangible assets acquired related to Global Capacity include customer relationships and are subject to straight-line amortization. The customer relationships have a weighted average useful life of 8 years.

Amortization expense related to intangible assets created as a result of the Hibernia, Perseus, and Global Capacity acquisitions of $4.7 million and $13.8 million has been recorded for the three and nine months ended September 30, 2017, respectively. Estimated amortization expense related to these for each of the years subsequent to September 30, 2017 is as follows (amounts in thousands):

2017 remaining	$7,297
2018	27,595
2019	24,176
2020	24,176
2021	24,176
2022 and beyond	109,843
Total	$217,263

Goodwill in the amount of $196.1 million, $31.5 million, and $84.6 million was recorded as a result of the acquisitions of Hibernia, Perseus, and Global Capacity, respectively. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and nine months ended September 30, 2017 and 2016. Refer to Note 9 of these condensed consolidated financial statements for further information on severance, restructuring, and other exit costs.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $3.4 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively, and $13.8 million and $3.1 million during the nine months ended September 30, 2017 and 2016, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company's acquisitions during 2016 and 2017 as if the acquisitions had occurred on January 1, 2016. The pro forma net income (loss) for the three and nine months ended September 30, 2017 and 2016, respectively, includes adjustments to revenue and cost of telecommunication services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies and the elimination of certain taxes presented as revenue by the acquired companies. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions occurred on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in thousands, except per share and share data)
Revenue	$240,554	$234,924	$726,139	$694,001
Net (loss) income	$(13,482)	$4,716	$(35,017)	$402

(Loss) earnings per share:
Basic	$(0.32)	$0.11	$(0.85)	$0.01
Diluted	$(0.32)	$0.11	$(0.85)	$0.01

Denominator for basic EPS – weighted average shares	41,762,693	42,331,935	41,160,317	42,178,479
Denominator for diluted EPS – weighted average shares	41,762,693	42,965,793	41,160,317	42,661,286

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $593.1 million and $280.6 million as of September 30, 2017 and December 31, 2016, respectively. Additionally, the Company's intangible asset balance was $413.0 million and $193.9 million as of September 30, 2017 and December 31, 2016, respectively. The additions to both goodwill and intangible assets during the nine months ended September 30, 2017 relate to the acquisitions of Hibernia, Perseus, and Global Capacity (refer to Note 2). The additions to intangible assets during the nine months ended September 30, 2017 also include the purchases of customer contracts.

The change in the carrying amount of goodwill for the nine months ended September 30, 2017 was as follows (amounts in thousands):

	Global Capacity	Perseus	Hibernia	Prior Year Acquisitions	Total
Balance, December 31, 2016	$—	$—	$—	$280,593	$280,593
Initial goodwill associated with current year business combinations	84,640	23,375	186,538	—	294,553
Adjustments to current year business combinations	—	8,161	9,519	—	17,680
Adjustments to prior year business combinations	—	—	—	280	280
Balance, September 30, 2017	$84,640	$31,536	$196,057	$280,873	$593,106

The following table summarizes the Company’s intangible assets as of September 30, 2017 and December 31, 2016 (amounts in thousands):

		September 30, 2017			December 31, 2016
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer contracts	3-10 years	$529,810	$137,735	$392,075	$267,755	$91,136	$176,619
Non-compete agreements	3-5 years	4,571	4,491	80	4,572	4,420	152
Point-to-point FCC license fees	3 years	1,697	1,697	—	1,695	1,268	427
Intellectual property	10 years	4,052	2,658	1,394	17,379	2,076	15,303
Trade name	3 years	22,979	3,564	19,415	3,092	1,657	1,435
		$563,109	$150,145	$412,964	$294,493	$100,557	$193,936

Amortization expense was $17.0 million and $10.1 million for the three months ended September 30, 2017 and 2016, respectively, and $49.6 million and $29.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2017 in each of the years subsequent to September 30, 2017 is as follows (amounts in thousands):

2017 remaining	$19,429
2018	70,759
2019	62,485
2020	59,457
2021	57,912
2022 and beyond	142,922
Total	$412,964

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Compensation and benefits	$12,657	$10,035
Selling, general and administrative	5,861	4,492
Carrier costs	14,680	13,543
Restructuring	15,670	3,247
Interest	9,494	657
Fiber pair repurchase	20,000	—
Customer pass-through taxes	6,607	3,213
Other	7,920	1,701
	$92,889	$36,888

NOTE 5 — DEFERRED REVENUE

The total deferred revenue as of September 30, 2017 was $173.7 million, consisting of unamortized prepaid capacity sales, IRUs, deferred non-recurring revenue, and unearned revenue for amounts billed in advance to customers. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheet.

Prepaid capacity sales and IRUs represent $126.7 million of the total deferred revenue balance as of September 30, 2017 and remaining amortization at September 30, 2017 and in each of the years subsequent to September 30, 2017 is as follows (amounts in thousands):

Capacity Sales and IRUs
2017 remaining	$5,430
2018	15,681
2019	11,249
2020	10,919
2021	10,049
2022 and beyond	73,347
$126,675

NOTE 6     — DEBT

As of September 30, 2017 and December 31, 2016, long-term debt was as follows (amounts in thousands):

	September 30, 2017	December 31, 2016

Term loan	$694,750	$425,775
7.875% Senior unsecured notes	450,000	300,000
Revolving line of credit	—	20,000
Total debt obligations	1,144,750	745,775
Unamortized debt issuance costs	(30,806)	(9,310)
Unamortized original issuance premium (discount), net	1,941	(6,957)
Carrying value of debt	1,115,885	729,508
Less current portion	(7,000)	(4,300)
Long-term debt less current portion	$1,108,885	$725,208

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

The maturity date of the term loan facility is January 9, 2024 and the maturity date of the revolving line of credit facility is January 9, 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million commencing on March 31, 2017 and continuing thereafter until the maturity date when the remaining balance of outstanding principal amount is payable in full. In addition to scheduled mandatory repayments, the Company is also required to repay an amount of up to 50% of Excess Cash Flow (as defined in the Credit Agreement). No such excess cash payments were made during the nine months ended September 30, 2017.

The Company may prepay loans under the 2017 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs.

At the Company's election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans. The Eurodollar Loans are subject to a floor of 1.00%.

On July 10, 2017, the Company entered into Amendment No. 1 (the "Repricing Amendment") to the 2017 Credit Agreement. The Repricing Amendment, among other things, reduced the applicable margin on Tranche B Term Loans from 3.00% to 2.25% for Base Rate Loans and from 4.00% to 3.25% for Eurodollar Loans, and reduced the applicable margin on revolving loans from

2.50% to 2.00% for Base Rate Loans and from 3.50% to 3.00% for Eurodollar Loans.  The amendment also established a soft call protection of 1.0% through January 10, 2018 for certain prepayments, refinancings, and amendments.

The effective interest rates on the term loan at September 30, 2017 and December 31, 2016 was 4.6% and 5.8%, respectively.

The obligations under the 2017 Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company and the guarantors.

The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio applicable to the revolving credit facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

The unused and available amount of the revolving line of credit facility at September 30, 2017 was as follows:

Committed capacity	$75,000
Borrowings outstanding	—
Letters of credit issued	(3,296)
Unused and available	$71,704

On October 12, 2017, the Company entered into an Incremental Revolving Credit Assumption Agreement to increase its revolving line of credit facility from $75.0 million to $100.0 million.

7.875% Senior Unsecured Notes

In December 2016, the Company completed a private offering of $300.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (the "Original Notes"). The proceeds from the Original Notes were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia in January 2017. The Company recognized the proceeds from the private offering as restricted cash and cash equivalents in its consolidated financial statements as of December 31, 2016. The funds were subsequently released with the closing of Hibernia. In connection with the offering, the Company incurred debt issuance costs of $9.7 million, of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017.

In June 2017, the Company completed a private offering of $150.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (the "June 2017 Notes"). The June 2017 Notes will be treated as a single series of debt securities with the Company's Original Notes (together with the June 2017 Notes, the "Existing Notes").  The June 2017 Notes have identical terms as the Original Notes, other than the issue date and offering price. The June 2017 Notes were issued at a premium of $9.0 million. In connection with the offering, the Company incurred debt issuance costs of $2.9 million.

On October 10, 2017, the Company completed a private offering of $125.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (the "October 2017 Notes"). The October 2017 Notes will be treated as a single series of debt securities with the Existing Notes.  The October 2017 Notes have identical terms as the Existing Notes, other than the issue date and offering price. The October 2017 Notes were issued at a premium of $7.5 million. In connection with the offering, the Company incurred debt issuance costs of $2.0 million.

Term Loan and 7.875% Senior Unsecured Notes Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized OID) were as follows as of September 30, 2017 (amounts in thousands):

Total debt
2017 remaining	$1,750
2018	7,000
2019	7,000
2020	7,000
2021	7,000
2022 and beyond	1,115,000
$1,144,750

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the nine months ended September 30, 2017 (amounts in thousands):

	Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2016	$(7,765)	$(481)	$(1,064)	$(9,310)
Debt issuance costs incurred	(14,467)	(13,660)	(1,754)	(29,881)
Amortization	1,622	812	204	2,638
Loss on debt extinguishment	5,397	—	350	5,747
Balance, September 30, 2017	$(15,213)	$(13,329)	$(2,264)	$(30,806)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense associated with the amortization of debt issuance costs was $1.0 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $2.6 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the original issuance discount and premium activity for the nine months ended September 30, 2017 (amounts in thousands):

	Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2016	$(6,957)	$—	$(6,957)
New Original Issuance (Discount)/Premium	(3,500)	9,000	5,500
Amortization	781	(283)	498
Loss on debt extinguishment	2,900	—	2,900
Balance, September 30, 2017	$(6,776)	$8,717	$1,941

OID is presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense, net associated with the amortization of OID was $(27) thousand and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company expensed an aggregate of $3.0 million and $8.6 million of debt issuance costs and OID that did not qualify for deferral as a "Loss on debt extinguishment" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

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

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 8,174,240 have been issued and are outstanding as of September 30, 2017.

The GTT Stock Plan permits the granting of time-based stock options, time-based restricted stock and performance-based restricted stock to employees and consultants of the Company, and non-employee directors of the Company.

Time-based options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than 10 years from the grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of its stock option awards at the time of grant. The stock options generally vest over four years with 25% of the options becoming exercisable one year from the date of grant and the remaining vesting 75% annually or quarterly over the following three years.

Time-based restricted stock granted under the GTT Stock Plan is valued at the GTT closing stock price on the date of grant. Time-based restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining vesting 75% annually or quarterly over the following three years.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expense in the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$354	$446	$1,029	$1,178
Restricted stock	5,666	4,356	14,802	9,625
ESPP	38	42	129	93
Total	$6,058	$4,844	$15,960	$10,896

As of September 30, 2017, there was $47.1 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in thousands):

	September 30, 2017
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$2,229	1.68
Time-based restricted stock	33,511	2.45
Performance-based restricted stock	11,349	1.39
Total	$47,089	2.16

The following tables summarize the stock options and restricted stock granted during the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except shares data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Time-based stock options granted	—	3,000	—	158,958
Fair value of stock options granted	$—	$30	$—	$971

Time-based restricted stock granted	258,088	100,059	949,896	629,362
Fair value of time-based restricted stock granted	$8,076	$1,846	$28,066	$9,170

Performance-based Restricted Stock

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing share-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they will continue to vest ratably through the third quarter of 2017. As of September 30, 2017, the 2014 Performance Awards were fully vested.

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the fourth quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.5 million and $4.2 million for the three and nine months ended September 30, 2017, respectively. No share-based compensation expense was recognized during the comparable 2016 period. As of September 30, 2017, unamortized compensation cost related to the unvested 2015 Performance Awards was $11.3 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lessor of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The offering periods generally commence on the first day and the last day of each quarter. At September 30, 2017, 444,994 shares were available for issuance under the ESPP.

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

For the nine months ended September 30, 2017, the Company recorded a tax benefit of $22.7 million, which included $5.4 million of net discrete tax benefits primarily attributable to excess tax benefits from share-based compensation.

NOTE 9 — SEVERANCE, RESTRUCTURING, AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with the acquisition of Hibernia, Perseus, and Global Capacity. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions.

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the nine months ended September 30, 2017 (amounts in thousands):

	Balance, December 31, 2016	Charges and Adjustments	Payments	Balance, September 30, 2017
Employee Termination Benefits	$42	$16,132	$(7,349)	$8,825
Contract Terminations:
Lease terminations	859	3,491	(744)	3,606
Other contract terminations	2,346	2,225	(1,332)	3,239
	$3,247	$21,848	$(9,425)	$15,670

The total exit costs recorded and paid relating to prior year acquisitions are summarized as follows for the nine months ended September 30, 2016 (amounts in thousands):

	Balance, December 31, 2015	Charges and Adjustments	Payments	Balance, September 30, 2016
Employee Termination Benefits	$1,903	$870	$(2,728)	$45
Contract Terminations:
Lease terminations	1,503	—	(838)	665
Other contract terminations	3,427	(102)	(586)	2,739
	$6,833	$768	$(4,152)	$3,449

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations are as follows at September 30, 2017 (amounts in thousands):

	Network Supply	Office Space	Capital Leases	Other
2017 remaining	$40,310	$1,726	$560	$796
2018	115,656	5,774	1,277	628
2019	62,454	4,962	223	1,500
2020	21,314	3,974	—	1,500
2021	7,008	3,462	—	1,125
2022 and beyond	44,100	7,992	—	—
	$290,842	$27,890	$2,060	$5,549

Network Supply Agreements

As of September 30, 2017, the Company had purchase obligations of $290.8 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core network backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core network backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has 17 other offices throughout North America, seven offices in Europe, one office in India, two offices in Hong Kong, and two offices in Brazil. The Company records rent expense using the straight-line method over the term of the respective lease agreement. Office facility rent expense was $1.1 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.2 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of September 30, 2017, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

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

Managed Network and Security Services

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

Video Transport Services

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

Customer and Network Contracts

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

Our revenue is composed of three primary categories that include recurring revenue, non-recurring revenue, and usage revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the nine months ended September 30, 2017, recurring revenue was approximately 93% of our total revenue. Non-recurring revenue primarily includes the amortization of previously collected installation and equipment charges to customers, and one-time termination charges for customers who cancel their services prior to the contract termination date. Usage revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of September 30, 2017, we had 1,166 full-time equivalent employees. For the nine months ended September 30, 2017, the total employee cash compensation and benefits represented approximately 12% of total revenue.

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

Global Capacity

In September 2017, we acquired Global Capacity for $104.0 million in cash consideration, of which $4.0 million was net cash acquired, and 1,850,000 unregistered shares of our common stock. The results of Global Capacity have been included from September 15, 2017.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life. During the nine months ended September 30, 2017, we acquired customer contracts for an aggregate purchase price of $37.3 million, of which $14.9 million was paid during the nine months ended September 30, 2017 at the acquisitions' respective closing dates. Of the remaining $22.4 million, $2.9 million was paid during the nine months ended September 30, 2017 and the remaining $19.5 million is expected to be paid in the remainder of 2017 and 2018, subject to any indemnification claims made through the final payment date. During 2016, we acquired customer contracts for an aggregate purchase price of $41.3 million, of which $20.0 million was paid in 2016 at the respective closing dates, and $6.0 million was paid during the nine months ended September 30, 2016. Of the remaining $21.3 million, $18.0 million was paid during the nine months ended September 30, 2017 and the remaining $3.3 million is expected to be paid in the remainder of 2017, subject to any indemnification claims made through the final payment dates.

Indebtedness

The following summarizes our long-term debt at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016

Term loan	$694,750	$425,775
7.875% Senior unsecured notes	450,000	300,000
Revolving line of credit	—	20,000
Total debt obligations	1,144,750	745,775
Unamortized debt issuance costs	(30,806)	(9,310)
Unamortized original issuance premium (discount), net	1,941	(6,957)
Carrying value of debt	1,115,885	729,508
Less current portion	(7,000)	(4,300)
	$1,108,885	$725,208

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

The maturity date of the term loan facility is January 2024 and the maturity date of the revolving loan facility is January 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal amount is payable in full. In addition to scheduled mandatory repayments, the Company is also required to repay an amount of up to 50% of Excess Cash Flow (as defined in the Credit Agreement). No such excess cash payments were made during the nine months ended September 30, 2017.

We may prepay loans under the 2017 Credit Agreement at any time, subject to certain notice requirements and LIBOR breakage costs.

At our election, the loans under the 2017 Credit Agreement may be made as either Base Rate Loans or Eurodollar Loans. The Eurodollar Loans are subject to a floor of 1.00%.

In July 2017, we entered into Amendment No. 1 (the "Repricing Amendment") to the 2017 Credit Agreement. The Repricing Amendment, among other things, reduced the applicable margin on Tranche B Term Loans from 3.00% to 2.25% for Base Rate Loans and from 4.00% to 3.25% for Eurodollar Loans, and reduced the applicable margin on Revolving Loans from 2.50% to 2.00% for Base Rate Loans and from 3.50% to 3.00% for Eurodollar Loans.  The amendment also established a soft call protection of 1.0% through January 10, 2018 for certain prepayments, refinancings, and amendments.

In October 2017, we entered into an Incremental Revolving Credit Assumption Agreement to increase our revolving line of credit facility from $75.0 million to $100.0 million.

The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio applicable to the revolving credit facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

7.875% Senior Unsecured Notes

In December 2016 we completed a private offering of $300.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "Original Notes"). The proceeds of the Original Notes were deposited into escrow, where the funds remained until the closing of the acquisition of Hibernia in January 2017. We recognized the proceeds from the private offering as restricted cash and cash equivalents in our consolidated financial statements as of December 31, 2016, which were subsequently released with the closing of Hibernia. In connection with the offering, we incurred debt issuance costs of $9.7 million, of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017.

In June 2017, we completed a private offering of $150.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "June 2017 Notes"). The June 2017 Notes will be treated as a single series of debt securities with the Company's Original Notes (together with the Original Notes, the "Existing Notes").  The June 2017 Notes have identical terms as the Original Notes, other than the issue date and offering price. The June 2017 Notes were issued at a premium of $9.0 million. In connection with the offering, we incurred debt issuance costs of $2.9 million.

In October 2017, we completed a private offering of $125.0 million aggregate principal amount of 7.875% senior unsecured notes due in 2024 (the "October 2017 Notes"). The October 2017 Notes will be treated as a single series of debt securities with the Existing Notes. The October 2017 Notes have identical terms as the Existing Notes, other than the issue date and offering price. The October 2017 Notes were issued at a premium of $7.5 million. In connection with the offering, we incurred debt issuance costs of $2.0 million.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Change

Revenue:
Telecommunications services	$198,858	$131,851	$67,007	50.8%

Operating expenses:
Cost of telecommunications services	100,068	68,184	31,884	46.8%
Selling, general and administrative expenses	51,966	37,177	14,789	39.8%
Severance, restructuring and other exit costs	11,125	(625)	11,750	(1,880.0)%
Depreciation and amortization	32,847	14,880	17,967	120.7%

Total operating expenses	196,006	119,616	76,390	63.9%

Operating income	2,852	12,235	(9,383)	(76.7)%

Other expense:
Interest expense, net	(18,251)	(7,123)	(11,128)	156.2%
Loss on debt extinguishment	(2,988)	—	(2,988)	*
Other expense, net	220	(74)	294	(397.3)%

Total other expense	(21,019)	(7,197)	(13,822)	192.1%

(Loss) income before income taxes	(18,167)	5,038	(23,205)	(460.6)%

(Benefit from) provision for income taxes	(8,648)	(89)	(8,559)	*

Net (loss) income	$(9,519)	$5,127	$(14,646)	(285.7)%
* - Not meaningful

Revenue
Our revenue increased by $67.0 million, or 50.8%, from $131.9 million for the three months ended September 30, 2016 to $198.9 million for the three months ended September 30, 2017. The increase was primarily due to the acquisitions of Hibernia, Perseus, and Global Capacity, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2016, revenue would have been lower by $1.1 million for the three months ended September 30, 2017.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $31.9 million, or 46.8%, from $68.2 million for the three months ended September 30, 2016 to $100.1 million for the three months ended September 30, 2017. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisitions of Hibernia, Perseus, and Global Capacity, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2016, cost of telecommunications services provided would have been lower by $0.4 million for the three months ended September 30, 2017.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $14.8 million, or 39.8%, from $37.2 million for the three months ended September 30, 2016 to $52.0 million for the three months ended September 30, 2017. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$24,686	$17,917	$6,769	37.8%
Share-based compensation	6,058	4,844	1,214	25.1%
Transaction and integration expense	3,367	801	2,566	320.3%
Other SG&A(1)	17,855	13,615	4,240	31.1%
Total	$51,966	$37,177	$14,789	39.8%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the Hibernia acquisition. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by final integration costs related to Hibernia and transaction costs associated with the acquisitions of Perseus and Global Capacity. Other SG&A expense increases were principally driven by the acquisition of Hibernia.

Severance, Restructuring and Other Exit Costs. For the three months ended September 30, 2017, we incurred restructuring charges of $11.1 million relating to the Hibernia, Perseus, and Global Capacity acquisitions. During the three months ended September 30, 2016, we reversed restructuring charges of $0.6 million related to the February 2016 acquisition of Telnes Broadband ("Telnes").

Depreciation and Amortization. Amortization of intangible assets increased $6.9 million or 67.7%, from $10.1 million to $17.0 million for the three months ended September 30, 2017, primarily due to the additional definite-lived intangible assets recorded in the Hibernia acquisition. Depreciation expense increased $11.1 million, or 233.9% from $4.8 million to $15.9 million for the three months ended September 30, 2017, primarily due to the assets acquired from the Hibernia acquisition.

Other Expense. Other expense increased by $13.8 million to $21.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This is primarily attributed to higher interest expense due to higher debt levels driven by the Hibernia, Perseus, and Global Capacity acquisitions as well as a loss on debt extinguishment of $3.0 million incurred in connection with the Repricing Amendment.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2016, operating expenses would have been lower by $0.2 million for the three months ended September 30, 2017. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Change

Revenue:
Telecommunications services	$567,439	$385,201	$182,238	47.3%

Operating expenses:
Cost of telecommunications services	284,855	202,653	82,202	40.6%
Selling, general and administrative expenses	151,595	105,311	46,284	43.9%
Severance, restructuring and other exit costs	21,848	870	20,978	2,411.3%
Depreciation and amortization	94,670	46,139	48,531	105.2%

Total operating expenses	552,968	354,973	197,995	55.8%

Operating income	14,471	30,228	(15,757)	(52.1)%

Other expense:
Interest expense, net	(50,707)	(21,620)	(29,087)	134.5%
Loss on debt extinguishment	(8,647)	(1,632)	(7,015)	*
Other expense, net	184	(542)	726	(133.9)%

Total other expense	(59,170)	(23,794)	(35,376)	148.7%

(Loss) income before income taxes	(44,699)	6,434	(51,133)	(794.7)%

(Benefit from) provision for income taxes	(22,719)	320	(23,039)	*

Net (loss) income	$(21,980)	$6,114	$(28,094)	(459.5)%
* - Not meaningful

Revenue
Our revenue increased by $182.2 million, or 47.3%, from $385.2 million for the nine months ended September 30, 2016 to $567.4 million for the nine months ended September 30, 2017. The increase was primarily due to the acquisitions of Hibernia, Perseus, and Global Capacity, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2016, revenue would have been higher by $6.9 million for the nine months ended September 30, 2017.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $82.2 million, or 40.6%, from $202.7 million for the nine months ended September 30, 2016 to $284.9 million for the nine months ended September 30, 2017. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the acquisitions of Hibernia, Perseus, and Global Capacity, as well as rep-driven growth and the purchase of certain customer contracts.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2016, cost of telecommunications services provided would have been higher by $3.2 million for the nine months ended September 30, 2017.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $46.3 million, or 43.9%, from $105.3 million for the nine months ended September 30, 2016 to $151.6 million for the nine months ended September 30, 2017. The following table summarizes the major categories of selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$70,438	$51,838	$18,600	35.9%
Share-based compensation	15,960	10,896	5,064	46.5%
Transaction and integration expense	13,794	3,124	10,670	341.5%
Other SG&A(1)	51,403	39,453	11,950	30.3%
Total	$151,595	$105,311	$46,284	43.9%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the Hibernia acquisition. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by final integration costs related to Hibernia and transaction costs associated with the acquisition of Perseus and Global Capacity. Other SG&A expense increases were principally driven by the acquisition of Hibernia.

Severance, Restructuring and Other Exit Costs. For the nine months ended September 30, 2017, we incurred restructuring charges of $21.8 million relating to the Hibernia, Perseus, and Global Capacity acquisitions. We incurred $0.9 million related to the acquisition of Telnes for the nine months ended September 30, 2016.

Depreciation and Amortization. Amortization of intangible assets increased $20.0 million or 67.9%, from $29.5 million for the nine months ended September 30, 2016 to $49.6 million for the nine months ended September 30, 2017, due to the additional definite-lived intangible assets recorded in the Hibernia acquisition. Depreciation expense increased $28.5 million, or 171.5% from $16.6 million to $45.1 million for the nine months ended September 30, 2017, primarily due to the assets acquired from the Hibernia acquisition.

Other Expense. Other expense increased by $35.4 million to $59.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This is primarily attributed to higher interest expense due to higher debt levels driven by the Hibernia, Perseus, and Global Capacity acquisitions as well as a loss on debt extinguishment of $8.6 million incurred in connection with the 2017 Credit Agreement and Repricing Amendment.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2016, operating expenses would have been higher by $0.9 million for the nine months ended September 30, 2017. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

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

As of September 30, 2017, we had approximately $34.8 million in cash and cash equivalents, and our current liabilities were $203.8 million, including $17.6 million of earn-outs and holdback obligations, $15.7 million of accrued severance and exit costs,

$17.2 million of deferred revenue associated with prior period capacity sales we acquired from Hibernia, and $41.3 million of unearned revenue for amounts billed in advance to customers.

Our capital expenditures increased by $9.1 million, or 50.8% from $17.8 million for the nine months ended September 30, 2016 to $26.9 million for the nine months ended September 30, 2017. The increase in capital expenditures was due to our growth and the acquisition of Hibernia. We anticipate that we will incur capital expenditures in the range of 5% to 6% of revenue for 2017. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30,
	2017	2016	$ Variance
Net cash provided by operating activities	$47,091	$32,767	$14,324
Net cash used in investing activities	(390,318)	(37,959)	(352,359)
Net cash provided by financing activities	349,221	7,871	341,350

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $14.3 million, from $32.8 million for the nine months ended September 30, 2016 to $47.1 million for the nine months ended September 30, 2017. This increase was primarily due to the acquisition of Hibernia, Perseus, and Global Capacity as well as rep-driven growth and the purchase of certain customer contracts partially offset by non-recurring cash payments for severance and exit costs and for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts and capital expenditures.

Net cash flows used in investing activities increased by $352.4 million, from $38.0 million for the nine months ended September 30, 2016 to $390.3 million for the nine months ended September 30, 2017.

Cash used for the nine months ended September 30, 2017 primarily consisted of $652.8 million for the Hibernia, Perseus, and Global Capacity acquisitions as well as certain customer contract purchases for which we paid $14.9 million, and capital expenditures of approximately $26.9 million.

Cash Provided by Financing Activities

Our primary source of cash for financing activities is debt financing proceeds. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $341.4 million, from $7.9 million for the nine months ended September 30, 2016 to $349.2 million for the nine months ended September 30, 2017, consisting primarily of net proceeds from the term loan and issuance of senior notes to fund the Hibernia, Perseus, and Global Capacity acquisitions.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of September 30, 2017 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$694,750	$7,000	$14,000	$14,000	$659,750
7.875% Senior unsecured note	450,000	—	—	—	450,000
Operating leases	27,890	6,115	9,360	6,768	5,647
Capital leases	2,060	1,648	412	—	—
Network supplier agreements	290,842	133,228	104,241	13,300	40,073
Other	5,549	986	3,063	1,500	—
	$1,471,091	$148,977	$131,076	$35,568	$1,155,470

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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
The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures from Net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016

Adjusted EBITDA
Net (loss) income	$(9,519)	$5,127	$(21,980)	$6,114
(Benefit from) provision for income taxes	(8,648)	(89)	(22,719)	320
Interest and other expense, net	18,031	7,197	50,523	22,162
Loss on debt extinguishment	2,988	—	8,647	1,632
Depreciation and amortization	32,847	14,880	94,670	46,139
Severance, restructuring and other exit costs	11,125	(625)	21,848	870
Transaction and integration costs	3,367	801	13,794	3,124
Share-based compensation	6,058	4,844	15,960	10,896
Adjusted EBITDA	56,249	32,135	160,743	91,257

Purchases of property and equipment	(9,113)	(5,525)	(26,865)	(17,813)
Adjusted EBITDA less capital expenditures	$47,136	$26,610	$133,878	$73,444

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of September 30, 2017, we had $694.8 million in term loans with variable interest rates and no revolving loans. The interest expense associated with our term loan and revolving loan will vary with market rates.

For purposes of the following hypothetical calculations, we have used the 2017 Credit Agreement, which carries an interest rate equal to either Base Rate Loans with applicable margin at 2.25% or Eurodollar Loans at 3.25%, subject to a floor of 1.0%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.0 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the Eurodollar rate to 4%, the average historical three-month rate, would increase annual interest expense by approximately $19.2 million, which would decrease our income and cash flows by the same amount.

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

Approximately 23% of our revenues for the three months ended September 30, 2017 were generated by non-US entities, of which approximately 10% was recorded in GBP, approximately 10% was recorded in Euros and the remainder was recorded predominantly in Canadian dollars. Approximately 17% of our cost of telecommunications services provided and approximately 12% of our selling, general and administrative expenses for the three months ended September 30, 2017 were generated by the same non-US entities. Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial condition or results of operations.

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

Our evaluation excluded Hibernia which was acquired in January 2017. On a pro forma basis, as of and for the three months ended December 31, 2016, Hibernia represented approximately 38% of total assets and 23% of total revenue. These percentages did not differ significantly for the nine months post acquisition. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Our evaluation excluded Global Capacity which was acquired in September 2017. On a proforma basis, as of and for the three months ended December 31, 2016, Global Capacity represented approximately 17% of total assets and 24% of total revenue. These percentages did not differ significantly for the one month post acquisition. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2017, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 8, 2017.

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

10.2*
Incremental Revolving Credit Assumption Agreement, dated as of October 12, 2017, among GTT Communications, Inc., a Delaware corporation, as the borrower, KeyBank National Association, as the administrative agent, and the Incremental Revolving Credit Lenders party hereto.

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

101*
The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statement of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	November 3, 2017		(Principal Accounting Officer)