Form 10-Q
period 2018-03-31
GTT Communications, Inc.
filed 2018-05-04
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 1, 2018, 44,954,763 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54.4	$101.2
Accounts receivable, net of allowances of $4.4 and $5.1, respectively	98.2	102.8
Deferred costs	1.7	2.1
Prepaid expenses	17.0	10.4
Other assets	9.1	11.6
Total current assets	180.4	228.1
Property and equipment, net	495.5	499.3
Intangible assets, net	414.1	417.1
Goodwill	675.6	644.5
Other long-term assets	16.5	9.2
Total assets	$1,782.1	$1,798.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.0	$22.5
Accrued expenses and other current liabilities	90.7	89.0
Acquisition earn-outs and holdbacks	11.3	14.0
Current portion of capital lease obligations	1.0	1.5
Current portion of long-term debt	7.0	7.0
Deferred revenue	57.0	53.7
Total current liabilities	191.0	187.7
Capital lease obligations, long-term portion	0.1	0.3
Long-term debt	1,235.7	1,236.5
Deferred revenue, long-term portion	106.7	108.0
Deferred tax liabilities	36.1	26.3
Other long-term liabilities	5.2	8.0
Total liabilities	1,574.8	1,566.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 44,868,585 and 44,531,905 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	365.7	360.2
Accumulated deficit	(155.6)	(124.9)
Accumulated other comprehensive loss	(2.8)	(3.9)
Total stockholders’ equity	207.3	231.4
Total liabilities and stockholders’ equity	$1,782.1	$1,798.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Telecommunications services	$260.7	$186.0

Operating expenses:
Cost of telecommunications services	141.5	95.0
Selling, general and administrative expenses	68.3	52.9
Severance, restructuring and other exit costs	1.9	10.7
Depreciation and amortization	39.8	30.4

Total operating expenses	251.5	189.0

Operating income (loss)	9.2	(3.0)

Other expense:
Interest expense, net	(20.9)	(15.8)
Loss on debt extinguishment	—	(5.7)
Other expense, net	(17.4)	(0.1)

Total other expense	(38.3)	(21.6)

Loss before income taxes	(29.1)	(24.6)

Provision for (benefit from) income taxes	1.6	(11.5)

Net loss	$(30.7)	$(13.1)

Loss per share:
Basic	$(0.69)	$(0.32)
Diluted	$(0.69)	$(0.32)

Weighted average shares:
Basic	44,632,365	40,410,554
Diluted	44,632,365	40,410,554

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2018	2017
Net loss	$(30.7)	$(13.1)

Other comprehensive income:
Foreign currency translation adjustment	1.1	0.4
Comprehensive loss	$(29.6)	$(12.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2017	44,531,905	$—	$360.2	$(124.9)	$(3.9)	$231.4
Share-based compensation for options issued	—	—	0.3	—	—	0.3
Share-based compensation for restricted stock issued	294,071	—	5.5	—	—	5.5
Tax withholding related to the vesting of restricted stock units	(103,656)	—	(5.2)	—	—	(5.2)
Stock issued in connection with employee stock purchase plan	5,624	—	0.1	—	—	0.1
Stock issued in connection with acquisition	79,930	—	4.2	—	—	4.2
Stock options exercised	60,711	—	0.6	—	—	0.6
Net loss	—	—	—	(30.7)	—	(30.7)
Foreign currency translation	—	—	—	—	1.1	1.1
Balance, March 31, 2018	44,868,585	$—	$365.7	$(155.6)	$(2.8)	$207.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(30.7)	$(13.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39.8	30.4
Share-based compensation	5.9	4.6
Debt (premium) discount amortization	(0.2)	0.2
Loss on debt extinguishment	—	5.7
Amortization of debt issuance costs	1.2	0.7
Change in fair value of derivative financial liability	17.2	—
Excess tax benefit from stock-based compensation	(2.4)	(5.3)
Deferred income taxes	2.8	(7.6)
Change in fair value of acquisition earn-out	0.1	—
Non-cash deferred revenue	(2.7)	(11.7)
Non-cash deferred costs	0.4	0.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	10.1	5.5
Prepaid expenses	(2.7)	(1.2)
Deferred costs and other assets	(1.8)	(0.6)
Accounts payable	(0.5)	(10.5)
Accrued expenses and other current liabilities	(24.0)	3.8
Deferred revenue and other liabilities	(0.3)	0.5
Net cash provided by operating activities	12.2	2.3

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(33.6)	(513.1)
Purchase of customer contracts	—	(3.9)
Purchases of property and equipment	(13.2)	(8.5)
Net cash used in investing activities	(46.8)	(525.5)

Cash flows from financing activities:
Repayment of revolving line of credit	—	(20.0)
Proceeds from term loan	—	696.5
Repayment of term loan	(1.8)	(427.5)
Payment of earn-out and holdbacks	(5.7)	(1.8)
Debt issuance costs	—	(24.8)
Repayment of capital leases	(0.7)	(0.3)
Proceeds from issuance of common stock under employee stock purchase plan	0.1	0.1
Tax withholding related to the vesting of restricted stock units	(5.2)	(1.4)
Exercise of stock options	0.6	0.8
Net cash (used in) provided by financing activities	(12.7)	221.6

Effect of exchange rate changes on cash	0.5	0.6

Net decrease in cash, cash equivalents, and restricted cash	(46.8)	(301.0)

Cash, cash equivalents, and restricted cash at beginning of period	101.2	334.0

Cash, cash equivalents, and restricted cash at end of period	$54.4	$33.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$31.3	$8.0
Cash paid for income taxes, net of refunds	$0.2	$0.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. ("GTT" or the "Company") is a provider of cloud networking services to multinational clients. The Company offers a comprehensive portfolio of services including: private networking; internet; optical transport; SD-WAN; managed services; voice and unified communications; video transport; and access services.

GTT's global network connects people across organizations and around the world. The Company provides services to leading multinational enterprise, carrier, and government clients in over 100 countries. GTT differentiates itself from its competition by delivering services to its clients with simplicity, speed and agility.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on March 1, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year 2018 or for any other interim period. The December 31, 2017 consolidated balance sheet is condensed from the audited financial statements as of that date.

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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization, estimating accruals for exit activities, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, and estimating the grant date fair values used to compute the share-based compensation expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company's revenue is derived primarily from telecommunications services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Fees charged for ongoing services are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. Fees may also be based on specific usage of the related services, or usage above a fixed threshold, and are billed monthly in arrears. The usage based fees represent variable consideration as defined by Accounting Standards Codification ("ASC") 606, however, the nature of the fees are such that the Company is not able to estimate these amounts with a high degree of certainty and therefore the usage based fees are excluded from the transaction price and are instead recognized as revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. Revenue is generally recognized over time for these contracts as the customers simultaneously receive and consume the benefit of the service as the Company performs. Fees may also be billed for early terminations based on contractually stated amounts. The early termination fees represent variable consideration as defined by ASC 606. The Company estimates the amount of variable consideration it expects to be entitled to receive for such arrangements using the expected value method.

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenues disaggregated by primary geographic market based on legal entities (in millions, unaudited):

Three Months Ended March 31, 2018
Primary geographic market
US	$192.9
Ireland	31.6
UK	23.1
Canada	5.9
Netherlands	5.4
Other	0.8
Total revenue from contracts with customers	259.7
Lease revenue	1.0
Total telecommunications services revenue	$260.7

Contracts with multiple performance obligations. The majority of the Company’s contracts with customers have a single performance obligation - telecommunication services. The related installation services are generally considered not material within the context of the contract and in accordance with the guidance of ASC 606 the Company does not recognize these immaterial promised services as a separate performance obligation. Certain contracts with customers may include multiple performance obligations, specifically when the Company sells its connectivity services in addition to customer premise equipment ("CPE"). For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. The standalone selling price is generally based on the prices charged to customers or using expected cost plus margin.

The Company applies the practical expedient in paragraph ASC 606-10-32-18 and does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

Universal Service Fund (USF), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $6.6 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

Contract balances. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date. The Company’s accounts receivable balance at March 31, 2018 includes only amounts billed for contracts with customers. Contract assets and liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales noted above, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period.

There were no contract assets as of January 1, 2018 or March 31, 2018. Significant changes in the contract liabilities balances during the period are as follows (amounts in millions, unaudited):

Three Months Ended March 31, 2018
Balance at January 1, 2018	$90.8
Net increases in contract liabilities (1)	39.8
Revenue recognized that was included in the contract liability balance at January 1, 2018	(36.8)
Balance at March 31, 2018	$93.8

(1) Includes increases due to cash received of $21.3 million, excluding amounts recognized as revenue during the period, and increases due to business combinations of $0.1 million.

The following table includes estimated revenue expected to be recognized for each of the years subsequent to March 31, 2018 related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2018 (amounts in millions, unaudited):

2018 remaining	$49.9
2019	12.4
2020	6.4
2021	6.1
2022	6.1
2023 and beyond	12.9
$93.8

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Contract Costs

The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit which is determined by taking into consideration our customer contacts, technology and other factors. Amortization expense is included in selling, general and administrative expenses. There were no significant amounts of assets recorded related to contract costs as of March 31, 2018.

Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to maintain the Company's global Tier 1 IP network and provide telecommunication services to the Company's customers, including access, co-location, usage-based charges, and certain excise taxes and surcharges recorded on a gross basis.

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

The share price of the Company's common stock as reported on the New York Stock Exchange ("NYSE") on the date of grant is used as the fair value for all restricted stock. The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

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

The share-based compensation expense for time-based restricted stock and stock options is recognized on a straight-line basis over the vesting period. The Company begins recognizing share-based compensation expense for performance awards when the Company considers the achievement of the performance criteria to be probable through the expected vesting period.

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

The Company's income tax provision includes U.S. federal, state, local, and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzes various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, and its ability to use tax credits and net operating loss carryforwards.

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

Comprehensive Loss

In addition to net loss, comprehensive loss includes certain charges or credits to equity occurring other than as a result of transactions with stockholders. For the Company, this consists of foreign currency translation adjustments.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflect, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted EPS – loss available to common stockholders	$(30.7)	$(13.1)
Denominator for basic EPS – weighted average shares	44,632,365	40,410,554
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted average shares	44,632,365	40,410,554

Loss per share:
Basic	$(0.69)	$(0.32)
Diluted	$(0.69)	$(0.32)

All outstanding stock options were anti-dilutive as of March 31, 2018 and 2017 due to the net loss incurred during the periods. There were approximately 626,000 and 1,046,000 outstanding stock options as of March 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of March 31, 2018, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweighs the likelihood of recovery. The allowance for doubtful accounts was $4.4 million and $5.1 million as of March 31, 2018 and December 31, 2017, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial customer installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $3.2 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

Freehold Buildings	30 years
Furniture and Fixtures	7 years
Fiber Optic Cable	20 years
Fiber Optic Network Equipment	3 - 15 years
Leasehold Improvements	up to 10 years
Computer Hardware and Software	3-5 years

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $0.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. There were no goodwill impairments identified for the three months ended March 31, 2018 and 2017.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from three to ten years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the three months ended March 31, 2018 and 2017.

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

During the three months ended March 31, 2018, the Company did not acquire any such customer contracts.

During the three months ended March 31, 2017, the Company acquired customer contracts for an aggregate purchase price of $10.6 million.

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, and the length of time the service has been active.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of March 31, 2018 and December 31, 2017, the Company had open disputes not accrued for of $6.3 million and $5.3 million, respectively.

Acquisition Earn-outs and Holdbacks

Acquisition earn-outs and holdbacks represent either contingent consideration subject to re-measurement to fair value, or fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition or asset purchase. Contingent consideration is remeasured to fair value at each reporting period. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities.

As of March 31, 2018 and December 31, 2017, there was no contingent consideration subject to re-measurement outstanding.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $32.6 million and $33.8 million as of March 31, 2018 and December 31, 2017, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums is the difference between the face value of debt and the amount of principal received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes original issuance discounts and premiums by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the original issuance discounts and premiums was a $9.1 million net premium and a $9.3 million net premium as of March 31, 2018 and December 31, 2017, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets or liabilities adjusted to fair value on a recurring basis are its derivative financial instrument.

The Company measures all derivatives at fair value and recognizes them as either assets or liabilities in its condensed consolidated balance sheets. The Company's derivative financial instruments are valued primarily using models based on readily observable market parameters for all substantial terms of our derivative contracts, and therefore have been classified as Level 2. Changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in earnings in the current period. For fair value hedges, the change in the fair value of the derivative instruments is recognized in earnings, along with the change in the fair value of the hedged item. For cash flow hedges, the change in the fair value of the derivative instruments, along with the change in the fair value of the hedged item, are reported in other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings.

Non-recurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by GAAP.

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

Other Fair Value Measurements

As of March 31, 2018 and December 31, 2017, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and acquisition earn-outs and holdbacks approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of March 31, 2018 and December 31, 2017. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
Term loan	$691.2	$693.0	$692.1	$697.3
7.875% Senior unsecured notes	575.0	575.0	579.3	608.1
Total long-term debt, including current portion	$1,266.2	$1,268.0	$1,271.4	$1,305.4
(1) Fair value based on the bid quoted price.

Derivative Financial Instruments

The Company may use derivatives to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchanges or interest rates. The Company does not hold derivatives for trading purposes.

As of March 31, 2018, the Company had a derivative financial instrument outstanding to hedge foreign currency rates that did not qualify for hedge accounting. Refer to Note 2 - Business Combinations for further information on the terms of the arrangement and Note 6 - Debt for further information on an interest rate swap agreement entered into in April 2018. There were no derivative financial instruments outstanding as of December 31, 2017.

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the condensed consolidated statement of operations as other expense, net. During the three months ended March 31, 2018, the Company recognized $17.2 million in other expense, net due to the change in fair value of its derivative financial instruments.

The Company records the fair value of its derivative financial instruments in the condensed consolidated balance sheet at fair value as a component of accrued expenses and other current liabilities.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of March 31, 2018 or December 31, 2017 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the three months ended March 31, 2018 and 2017.

Newly Adopted Accounting Principles

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20 (collectively ASU 2014-09). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted this new standard as of January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have a material impact on the Company's condensed consolidated balance sheets, statements of operations, comprehensive (loss) income, stockholders' equity, or cash flows as of the adoption date or for the three months ended March 31, 2018, and therefore no tabular reconciliation has been provided as there was no effect on any financial statement line item. As part of the adoption, the Company has not retrospectively restated the contract for those modifications in accordance with the contract modification guidance in paragraphs ASC 606-10-25-12 and 25-13. Instead, the

Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The impact of this practical expedient had no significant impact on the Company's final conclusions. The Company has included the disclosures required by ASU No. 2014-09 above.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice of how certain transactions are classified and presented in the statement of cash flows in accordance with ASC 230. The ASU amends or clarifies guidance on eight specific cash flow issues, some of which include classification on debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those periods. The guidance requires application using a retrospective transition method. The Company adopted the guidance as of January 1, 2018, and the provisions of the new guidance did not have a material impact on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash, or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and should be applied using a retrospective transition method to each period presented. The Company adopted the guidance as of January 1, 2018. The impact of the implementation is as follows:

	Three Months Ended March 31,
	2018	2017

Net cash used in investing activities (prior to the adoption of ASU 2016-18)	$(46.8)	$(221.2)
Impact of including restricted cash within cash and cash equivalents	—	(304.3)
Net cash used in investing activities (after adoption of ASU 2016-18)	$(46.8)	$(525.5)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of share-based equity awards must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of the award are not the same immediately before and after the modification. The guidance is effective prospectively for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the guidance as of January 1, 2018, and the provisions of the new guidance did not have a material impact on its condensed consolidated financial statements.

In December 2017, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018- 05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118), which provides guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. The Company expects to finalize its provisional amounts within the measurement period. Refer to Note 8 - Income Taxes for additional disclosure.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for reclassification of stranded tax effects on items resulting from the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 31, 2018, and early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its consolidated financial statements and related disclosures.

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

In March 2018, the Company acquired Accelerated Connections, Inc. ("ACI"). The Company paid $35.0 million cash consideration, of which $0.8 million was net cash acquired, and 79,930 unregistered shares of the Company's common stock valued at $4.2 million at closing. $3.9 million of the initial cash consideration is held in escrow for one year, subject to reduction for any indemnification claims made by the Company prior to such date. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets. The results of ACI have been included from March 1, 2018. Pro forma results of operations for this acquisition have not been presented as it is not material to the condensed consolidated results of operations.

In February 2018, the Company entered into an Agreement for the Sale and Purchase of Interoute Communications Holdings S.A., a Luxembourg public limited liability company (the "Interoute Purchase Agreement"). The purchase price of approximately $2.4 billion will be paid in cash at closing. The Company has received committed equity financing for the transaction of $425 million from a group of institutional investors and has received committed debt financing from a group of financial institutions in the form of a proposed new credit agreement for the remainder. In February 2018, the Company also entered into a deal-contingent foreign currency hedge arrangement with a total notional amount of €1.260 billion at a spot rate of $1.23459 to €1.00. Fees associated with this arrangement are payable upon closing of the acquisition, only if the acquisition closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. As of March 31, 2018, the transaction had not closed. The Company expects the transaction to close during the second quarter of 2018, subject to certain regulatory approvals.

For material acquisitions completed during 2017, 2016, and 2015, please refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2017.

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three months ended March 31, 2018 and 2017. Refer to Note 9 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information on severance, restructuring, and other exit costs.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $5.9 million and $8.1 million during the three months ended March 31, 2018 and 2017, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material acquisitions during 2018 and 2017 as if the acquisitions occurred on January 1, 2017. The pro forma net income (loss) for the three months ended March 31, 2018 and 2017 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity and adjustments to deferred revenue and deferred cost from the acquired companies. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

	Three Months Ended March 31,
	2018	2017
(Amounts in millions, except per share and share data)
Revenue	$260.7	$240.3
Net (loss) income	$(30.7)	$(15.5)

(Loss) earnings per share:
Basic	$(0.69)	$(0.37)
Diluted	$(0.69)	$(0.37)

Denominator for basic EPS – weighted average shares	44,632,365	42,260,554
Denominator for diluted EPS – weighted average shares	44,632,365	42,260,554

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $675.6 million and $644.5 million as of March 31, 2018 and December 31, 2017, respectively. Additionally, the Company's intangible asset balance was $414.1 million and $417.1 million as of March 31, 2018 and December 31, 2017, respectively. The additions to both goodwill and intangible assets during the three months ended March 31, 2018 relate to the acquisition of ACI (refer to Note 2 - Business Acquisitions).

The change in the carrying amount of goodwill for the three months ended March 31, 2018 was as follows (amounts in millions):

Goodwill - December 31, 2017	$644.5
Initial goodwill associated with 2018 business combinations	28.2
Adjustments to prior year business combinations	2.9
Goodwill - March 31, 2018	$675.6

The following table summarizes the Company’s intangible assets as of March 31, 2018 and December 31, 2017 (amounts in millions):

		March 31, 2018			December 31, 2017
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-10 years	$570.1	$173.6	$396.5	$552.8	$155.1	$397.7
Non-compete agreements	3-5 years	4.6	4.5	0.1	4.6	4.5	0.1
Point-to-point FCC license fees	3 years	1.7	1.7	—	1.7	1.7	—
Intellectual property	10 years	23.5	6.6	16.9	23.7	5.2	18.5
Tradename	3 years	3.9	3.3	0.6	3.9	3.1	0.8
		$603.8	$189.7	$414.1	$586.7	$169.6	$417.1

Amortization expense was $20.1 million and $16.0 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2018 in each of the years subsequent to March 31, 2018 is as follows (amounts in millions):

2018 remaining	$55.3
2019	67.5
2020	64.4
2021	62.9
2022	49.9
2023 and beyond	114.1
Total	$414.1

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017 (amounts in millions):

	March 31, 2018	December 31, 2017
Compensation and benefits	$9.2	$13.3
Selling, general and administrative	2.3	2.1
Carrier costs	11.8	13.8
Restructuring	6.9	9.7
Interest	11.6	22.9
Fiber pair repurchase	10.0	10.0
Accrued taxes	12.7	9.6
Derivative financial liability	17.2	—
Other	9.0	7.6
	$90.7	$89.0

NOTE 5 — DEFERRED REVENUE

The total deferred revenue as of March 31, 2018 and December 31, 2017 was $163.7 million and $161.7 million, respectively, consisting of unamortized prepaid capacity sales, IRUs, deferred non-recurring revenue, and unearned revenue for amounts billed in advance to customers. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheets.

Prepaid capacity sales and IRUs represent $123.7 million of the total deferred revenue balance as of March 31, 2018, and remaining amortization at March 31, 2018 and in each of the years subsequent to March 31, 2018 is as follows (amounts in millions):

Capacity Sales and IRUs
2018 remaining	$14.6
2019	14.7
2020	10.4
2021	10.1
2022	10.1
2023 and beyond	63.8
$123.7

NOTE 6     — DEBT

As of March 31, 2018 and December 31, 2017, long-term debt was as follows (amounts in millions):

	March 31, 2018	December 31, 2017

Term loan	$691.2	$693.0
7.875% Senior unsecured notes	575.0	575.0
Total debt obligations	1,266.2	1,268.0
Unamortized debt issuance costs	(32.6)	(33.8)
Unamortized original issuance premium (discount), net	9.1	9.3
Carrying value of debt	1,242.7	1,243.5
Less current portion	(7.0)	(7.0)
Long-term debt less current portion	$1,235.7	$1,236.5

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

The maturity date of the term loan facility is January 9, 2024, and the maturity date of the revolving line of credit facility is January 9, 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million commencing on March 31, 2017 and continuing thereafter until the maturity date when the remaining balance of outstanding principal amount is payable in full. In addition to scheduled mandatory repayments, the Company is also required to repay an amount of up to 50% of Excess Cash Flow (as defined in the Credit Agreement). No such excess cash payments were made during the three months ended March 31, 2018.

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

The effective interest rates on the term loan at March 31, 2018 and December 31, 2017 were 4.9% and 4.5%, respectively.

On October 12, 2017, the Company entered into an Incremental Revolving Credit Assumption Agreement to increase its revolving line of credit facility from $75.0 million to $100.0 million.

The unused and available amount of the revolving line of credit facility at March 31, 2018 was as follows (amounts in millions):

Committed capacity	$100.0
Borrowings outstanding	—
Letters of credit issued	(4.7)
Unused and available	$95.3

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

On April 6, 2018, the Company entered into an interest rate swap agreement with a total notional amount of $500.0 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its term loan under the 2017 Credit Agreement. The interest rate swap agreement has a five year term beginning on April 30, 2018 until April 30, 2023. Under the terms of the interest rate swap agreement, on specified dates, the Company makes payments calculated using a fixed rate of 2.643% and receives payments equal to 1-month LIBOR. The interest rate swap does not qualify for hedge accounting.

7.875% Senior Unsecured Notes

During 2016 and 2017, the Company completed three private offerings for $575.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (collectively the “7.875% Senior Unsecured Notes”). Each offering was treated as a single series of debt securities. The 7.875% Senior Unsecured Notes have identical terms other than the issuance date and offering price. The 7.875% Senior Unsecured Notes were issued at a combined premium of $16.5 million. In connection with the offerings, the Company incurred debt issuance costs of $17.3 million, of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017.

Term Loan and 7.875% Senior Unsecured Notes Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of March 31, 2018 (amounts in millions):

Total debt
2018 remaining	$5.2
2019	7.0
2020	7.0
2021	7.0
2022	7.0
2023 and beyond	1,233.0
$1,266.2

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the three months ended March 31, 2018 (amounts in millions):

	Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2017	$(14.7)	$(16.1)	$(3.0)	$(33.8)
Amortization	0.6	0.4	0.2	1.2
Balance, March 31, 2018	$(14.1)	$(15.7)	$(2.8)	$(32.6)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense associated with the amortization of debt issuance costs was $1.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the original issuance (discount) and premium activity for the three months ended March 31, 2018 (amounts in millions):

	Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2017	$(6.5)	$15.8	$9.3
Amortization	0.2	(0.4)	(0.2)
Balance, March 31, 2018	$(6.3)	$15.4	$9.1

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense, net associated with the amortization of original issuance discounts and premiums was $(0.2) million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

The Company expensed an aggregate of $5.7 million debt issuance costs and original issuance discounts and premiums that did not qualify for deferral as a "Loss on debt extinguishment" in the condensed consolidated statements of operations for the three months ended March 31, 2017. No such amounts were expensed during the three months ended March 31, 2018.

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 9,500,000 shares of which 9,327,004 have been issued and are outstanding as of March 31, 2018.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expense in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended March 31,
	2018	2017
Stock options	$0.3	$0.4
Restricted stock	5.5	4.2
ESPP	0.1	—
Total	$5.9	$4.6

As of March 31, 2018, there was $55.5 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	March 31, 2018
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$1.4	1.42
Time-based restricted stock	46.9	2.40
Performance-based restricted stock (1)	7.2	0.91
Total	$55.5	2.18
(1) Excludes $32.6 million of unrecognized compensation cost related to the 2017 Performance Awards as achievement of the performance criteria was not probable as of March 31, 2018.

The following table summarizes the restricted stock granted during the three months ended March 31, 2018 and 2017, respectively (amounts in millions, except shares data):

	Three Months Ended March 31,
	2018	2017
Time-based restricted stock granted	384,222	584,108
Fair value of time-based restricted stock granted	$18.3	$16.8

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on date of grant. The Company started recognizing share-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they continued to vest ratably through the third quarter of 2017. As of March 31, 2018, the 2014 Performance Awards were fully vested.

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the fourth quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $2.1 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, unrecognized compensation cost related to the unvested 2015 Performance Awards was $7.2 million.

The Company granted $32.6 million of restricted stock during 2017 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. As of March 31, 2018, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense related to the 2017 Performance Awards for the three months ended March 31, 2018. As of March 31, 2018, unrecognized compensation cost related to the unvested 2017 Performance Awards was $32.6 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lessor of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At March 31, 2018, 432,463 shares were available for issuance under the ESPP.

NOTE 8 — INCOME TAXES

The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate, adjusted for the effect of discrete items arising in the quarter. Each quarter the Company updates its estimate of the annual effective tax rate.

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

The Company recorded a tax provision (benefit) of $1.6 million and $(11.5) million for the three months ended March 31, 2018 and 2017, respectively.

The Tax Act was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In accordance with SAB No. 118, the Company recorded the provisional income tax effects of the Tax Act as of December 31, 2017. The Company is still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional income tax effect due to, among other things, additional analyses, changes in interpretations and assumptions made, additional regulatory guidance from various federal and state tax jurisdictions that may be issued, and actions we may take as a result of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118. As of March 31, 2018, the Company has not recorded any adjustments to provisional recordings from 2017, which is reasonable based on information and guidance available currently.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income ("GILTI") provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. Under U.S. GAAP, we are required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factor such amounts into our measurement of our deferred taxes (the "deferred method"). During the first quarter 2018, the Company made an accounting policy election to treat the impact of GILTI as a period cost, however the impact is offset by a full valuation allowance in the U.S.

NOTE 9 — SEVERANCE, RESTRUCTURING, AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with 2017 and 2018 acquisitions. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions.

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the three months ended March 31, 2018 (amounts in millions):

	Balance, December 31, 2017	Charges and Adjustments	Payments	Balance, March 31, 2018
Employee Termination Benefits	$5.5	$0.8	$(3.4)	$2.9
Contract Terminations:
Lease terminations	2.4	0.5	(0.6)	2.3
Other contract terminations	1.8	0.6	(0.7)	1.7
	$9.7	$1.9	$(4.7)	$6.9

During the three months ended March 31, 2017 we incurred exit costs of $10.7 million and made payments of $6.9 million relating to acquisitions.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations are as follows at March 31, 2018 (amounts in millions):

	Network Supply	Office Space	Capital Leases	Other
2018 remaining	$119.9	$5.2	$0.8	$6.5
2019	95.0	7.2	0.3	2.8
2020	37.3	6.4	—	2.5
2021	6.0	5.9	—	1.3
2022	2.5	4.8	—	—
2023 and beyond	3.8	14.8	—	—
	$264.5	$44.3	$1.1	$13.1

Network Supply Agreements

As of March 31, 2018, the Company had purchase obligations of $264.5 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core network backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core network backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has 21 other offices throughout North America, six offices in Europe, two offices in Asia, one office in the Middle East, and one office in Brazil. The Company records rent expense using the straight-line method over the term of the respective lease agreement. Office facility rent expense was $2.3 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of March 31, 2018, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Report, as well as the consolidated financial statements and Management's Discussion and Analysis ("MD&A") of our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we refer to as our Annual Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We deliver the following eight primary service offerings to our customers:

Private Networking

We provide Layer 2 (Ethernet) and Layer 3 (IP-VPN) private networking solutions to meet the growing needs of multinational enterprises, carriers, service providers, and content delivery networks regardless of location. We design and implement custom private, public, and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

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

Optical Transport

We provide a full suite of optical transport services over a core fiber network, enabling cloud-based applications and the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our native wavelength product is designed to deliver scalable high-performance optical connectivity over a state-of-the-art dense wave division multiplexing platform. Our service is differentiated based on unique network diversity and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include internet-based technology companies and OTTs, large banks, and other service providers requiring network infrastructure.

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

Our revenue is composed of three primary categories: recurring revenue, non-recurring revenue, and usage revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended March 31, 2018, recurring revenue was approximately 92% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to customers, and one-time termination charges for customers who cancel their services prior to the contract termination date. Usage revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of March 31, 2018, we had 1,483 full-time equivalent employees. For the three months ended March 31, 2018, the total employee cash compensation and benefits represented approximately 14% of total revenue.

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

ACI

In March 2018, the Company acquired Accelerated Connections, Inc. ("ACI"). The Company paid $35.0 million cash consideration, of which $0.8 million was net cash acquired, and 79,930 unregistered shares of the Company's common stock valued at $4.2 million at closing. $3.9 million of the initial cash consideration is held in escrow for one year, subject to reduction for any indemnification claims made by the Company prior to such date. The results of ACI have been included from March 1, 2018.

Interoute

In February 2018, we entered into an Agreement for the Sale and Purchase of Interoute Communications Holdings S.A., a Luxembourg public limited liability company (the "Interoute Purchase Agreement"). The purchase price of approximately $2.4 billion will be paid in cash at closing. The Company has received committed equity financing for the transaction of $425 million from a group of institutional investors and has received committed debt financing from a group of financial institutions in the form of a proposed new credit agreement for the remainder. Certain terms of the new proposed credit agreement are discussed in our Form 8-K filed with the SEC on April 27, 2018. In February 2018, we also entered into a deal-contingent foreign currency hedge arrangement with a total notional amount of €1.260 billion at a spot rate of $1.23459 to €1.00. Fees associated with this arrangement are payable upon closing of the acquisition, only if the acquisition closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. As of March 31, 2018, the transaction had not closed. We expect the transaction to close in the second quarter 2018, subject to certain regulatory approvals.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life.

During the three months ended March 31, 2018, we did not acquire any such customer contracts.

During the three months ended March 31, 2017, we acquired customer contracts for an aggregate purchase price of $10.6 million.

Indebtedness

The following summarizes our long-term debt at March 31, 2018 and December 31, 2017 (amounts in millions):

	March 31, 2018	December 31, 2017

Term loan	$691.2	$693.0
7.875% Senior unsecured notes	575.0	575.0
Total debt obligations	1,266.2	1,268.0
Unamortized debt issuance costs	(32.6)	(33.8)
Unamortized original issuance premium (discount), net	9.1	9.3
Carrying value of debt	1,242.7	1,243.5
Less current portion	(7.0)	(7.0)
	$1,235.7	$1,236.5

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

The maturity date of the term loan facility is January 2024 and the maturity date of the revolving loan facility is January 2022. The principal amount of the term loan facility is payable in equal quarterly installments of $1.8 million, commencing on March 31, 2017 and continuing thereafter until the maturity date, when the remaining balance of outstanding principal amount is payable in full. In addition to scheduled mandatory repayments, the Company is also required to repay an amount of up to 50% of Excess Cash Flow (as defined in the Credit Agreement). No such excess cash payments were made during the three months ended March 31, 2018.

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

The unused and available amount of the revolving line of credit facility at March 31, 2018 was as follows (amounts in millions):

Committed capacity	$100.0
Borrowings outstanding	—
Letters of credit issued	(4.7)
Unused and available	$95.3

In April 2018, we entered into an interest rate swap agreement with a total notional amount of $500.0 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loan under the 2017 Credit Agreement. The interest rate swap agreement has a five year term beginning on April 30, 2018 until April 30, 2023. Under the terms of the interest rate swap agreement, on specified dates, we make payments calculated using a fixed rate of 2.643% and receives payments equal to 1-month LIBOR.

7.875% Senior Unsecured Notes

During 2016 and 2017, the Company completed three private offerings for $575.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (collectively the “7.875% Senior Unsecured Notes”). Each offering was treated as a single series of debt securities. The 7.875% Senior Unsecured Notes have identical terms other than the issuance date and offering price. The 7.875% Senior Unsecured Notes were issued at a combined premium of $16.5 million. In connection with the offerings, the Company incurred debt issuance costs of $17.3 million, of which $0.5 million was incurred in 2016 and the remainder was incurred in 2017.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 2 - Significant Accounting Policies to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report, except as it relates to changes to our policy for revenue recognition as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued amendments on January 1, 2018. Refer to Note 1 - Organization and Business to our condensed consolidated financial statements contained herein.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended March 31, 2018 and 2017 (amounts in millions):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Change

Revenue:
Telecommunications services	$260.7	$186.0	$74.7	40.2%

Operating expenses:
Cost of telecommunications services	141.5	95.0	46.5	48.9%
Selling, general and administrative expenses	68.3	52.9	15.4	29.1%
Severance, restructuring and other exit costs	1.9	10.7	(8.8)	(82.2)%
Depreciation and amortization	39.8	30.4	9.4	30.9%

Total operating expenses	251.5	189.0	62.5	33.1%

Operating income (loss)	9.2	(3.0)	12.2	(406.7)%

Other expense:
Interest expense, net	(20.9)	(15.8)	(5.1)	32.3%
Loss on debt extinguishment	—	(5.7)	5.7	*
Other expense, net	(17.4)	(0.1)	(17.3)	17,300.0%

Total other expense	(38.3)	(21.6)	(16.7)	77.3%

Loss before income taxes	(29.1)	(24.6)	(4.5)	18.3%

Provision for (benefit from) income taxes	1.6	(11.5)	13.1	*

Net loss	$(30.7)	$(13.1)	$(17.6)	134.4%
* - Not meaningful

Revenue
Our revenue increased by $74.7 million, or 40.2%, from $186.0 million for the three months ended March 31, 2017 to $260.7 million for the three months ended March 31, 2018. The increase was primarily due to having the full quarter impact of the 2017 acquisitions of Perseus, Global Capacity, Transbeam, and Custom Connect (collectively, the "2017 Acquisitions"), and the acquisition of ACI.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2017, revenue would have been lower by $4.3 million for the three months ended March 31, 2018.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $46.5 million, or 48.9%, from $95.0 million for the three months ended March 31, 2017 to $141.5 million for the three months ended March 31, 2018. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by having the full quarter impact of the 2017 Acquisitions, and the acquisition of ACI.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2017, cost of telecommunications services provided would have been lower by $2.8 million for the three months ended March 31, 2018.

Operating Expenses
Selling, General and Administrative Expenses. SG&A expenses increased by $15.4 million, or 29.1%, from $52.9 million for the three months ended March 31, 2017 to $68.3 million for the three months ended March 31, 2018. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 (amounts in millions):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$35.5	$27.5	8.0	29.1%
Share-based compensation	5.9	4.6	1.3	28.3%
Transaction and integration expense	5.9	8.1	(2.2)	(27.2)%
Other SG&A(1)	21.0	12.7	8.3	65.4%
Total	$68.3	$52.9	$15.4	29.1%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to 2017 Acquisitions and a continued investment in our sales force and related support headcount. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs decreases were primarily driven by higher integration costs related to Hibernia during the three months ended March 31, 2017 when compared to transaction and integration costs associated with the acquisitions of Custom Connect and ACI, and the accrual of certain Interoute transaction costs during the three months ended March 31, 2018. Other SG&A expense increases were principally driven by 2017 Acquisitions.

Severance, Restructuring and Other Exit Costs. For the three months ended March 31, 2018, we incurred restructuring charges of $1.9 million primarily relating to Custom Connect. For the three months ended March 31, 2017, we incurred restructuring charges of $10.7 million relating to the Hibernia acquisition.

Depreciation and Amortization. Amortization of intangible assets increased $4.1 million or 25.6%, from $16.0 million to $20.1 million for the three months ended March 31, 2018, primarily due to the additional definite-lived intangible assets recorded in connection with the 2017 Acquisitions and the ACI acquisition. Depreciation expense increased $5.3 million, or 36.8% from $14.4 million to $19.7 million for the three months ended March 31, 2018, primarily due to the assets acquired from the Hibernia acquisition.

Other Expense. Other expense increased by $16.7 million to $38.3 million for the three months ended March 31, 2018 compared to $21.6 million for the three months ended March 31, 2017. This is primarily attributed to higher interest expense due to higher debt levels driven by the 2017 Acquisitions, and the cost of the derivative financial liability related to currency hedging for the Interoute acquisition of $17.2 million, partially offset by the loss on debt extinguishment of $5.7 million incurred in connection with the Repricing Amendment during the three months ended March 31, 2017 with no comparable loss during the current period.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2017, operating expenses would have been lower by $0.9 million for the three months ended March 31, 2018. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

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

Our capital expenditures increased by $4.7 million, or 55.3% from $8.5 million for the three months ended March 31, 2017 to $13.2 million for the three months ended March 31, 2018. The increase in capital expenditures was due to our growth and the acquisition of Hibernia and Global Capacity. We anticipate that we will incur capital expenditures in the range of 5% to 6% of revenue for 2018, excluding Interoute. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the three months ended March 31, 2018 and 2017 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Three Months Ended March 31,
	2018	2017	$ Variance
Net cash provided by operating activities	$12.2	$2.3	$9.9
Net cash used in investing activities	(46.8)	(525.5)	478.7
Net cash (used in) provided by financing activities	(12.7)	221.6	(234.3)

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $9.9 million, from $2.3 million for the three months ended March 31, 2017 to $12.2 million for the three months ended March 31, 2018. This increase was primarily due to the acquisition of ACI and the 2017 Acquisitions, partially offset by non-recurring cash payments for severance and exit costs and for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts, and capital expenditures.

Net cash flows used in investing activities decreased by $478.7 million, from $525.5 million for the three months ended March 31, 2017 to $46.8 million for the three months ended March 31, 2018.

Cash used for the three months ended March 31, 2018 consisted of $33.6 million for the acquisition of ACI and capital expenditures of approximately $13.2 million. Cash used for the three months ended March 31, 2017 consisted of $513.1 million for the acquisition of Hibernia, as well as the purchase of certain customer contracts for which we paid $3.9 million, and capital expenditures of $8.5 million.

Cash Provided by Financing Activities

Our primary source of cash for financing activities is debt financing proceeds. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities decreased by $234.3 million, from cash provided by financing activities of $221.6 million for the three months ended March 31, 2017 to cash used in financing activities of $12.7 million for the three months ended March 31, 2018, consisting primarily of repayment of the term loan and payment of earn-out and holdbacks.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of March 31, 2018 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$691.2	$7.0	$14.0	$14.0	$656.2
7.875% senior note	575.0	—	—	—	575.0
Operating leases	44.3	7.2	13.2	10.0	13.9
Capital leases	1.1	1.0	0.1	—	—
Network supplier agreements (1)	264.5	150.0	104.7	6.2	3.6
Other (2)	13.1	6.5	5.3	1.3	—
	$1,589.2	$171.7	$137.3	$31.5	$1,248.7
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), from time to time we may use or publicly disclose certain "non-GAAP financial measures" in the course of our financial presentations, earnings releases, earnings conference calls, and otherwise. For these purposes, the U.S. Securities and Exchange Commission ("SEC") defines a "non-GAAP financial measure" as a numerical measure of historical or future financial performance, financial positions, or cash flows that (i) exclude amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in financial statements, and (ii) include amounts, or is subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure so calculated and presented.

Non-GAAP financial measures are provided as additional information to investors to provide an alternative method for assessing our financial condition and operating results. We believe that these non-GAAP measures, when taken together with our GAAP financial measures, allow us and our investors to better evaluate our performance and profitability. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. These measures should be used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures we use for planning and forecasting future periods. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures. The 2017 Credit Agreement does not contain a financial covenant for the term loan facility, but includes a maximum consolidated net secured leverage ratio that utilizes a modified EBITDA calculation. The modified EBITDA calculation is similar to our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the applicable reporting period. Finally, Adjusted EBITDA results, along with other quantitative and qualitative information, are utilized by management and our compensation committee for purposes of determining bonus payouts to our employees.

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
The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures from Net (loss) income:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017

Adjusted EBITDA
Net loss	$(30.7)	$(13.1)
Provision for (benefit from) income taxes	1.6	(11.5)
Interest and other expense, net	38.3	15.9
Loss on debt extinguishment	—	5.7
Depreciation and amortization	39.8	30.4
Severance, restructuring and other exit costs	1.9	10.7
Transaction and integration costs	5.9	8.1
Share-based compensation	5.9	4.6
Adjusted EBITDA	62.7	50.8

Purchases of property and equipment	(13.2)	(8.5)
Adjusted EBITDA less capital expenditures	$49.5	$42.3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of March 31, 2018, we had $691.2 million in term loans with variable interest rates and no revolving loans. The interest expense associated with our term loan and revolving loan will vary with market rates.

For purposes of the following hypothetical calculations, we have used the 2017 Credit Agreement, which carries an interest rate equal to either Base Rate Loans with applicable margin at 2.25% or Eurodollar Loans at 3.25%, subject to a floor of 1.0%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $6.9 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the Eurodollar rate to 4%, the average historical three-month rate, would increase annual interest expense by approximately $16.0 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis does not take into account the impact of the interest rate swap entered into subsequent to March 31, 2018.

In April 2018, we entered into an interest rate swap agreement with a total notional amount of $500.0 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loan under the 2017 Credit Agreement. The interest rate swap agreement has a five year term beginning on April 30, 2018 until April 30, 2023. Under the terms of the interest rate swap agreement, on specified dates, we make payments calculated using a fixed rate of 2.643% and receives payments equal to 1-month LIBOR.

We may enter into additional derivative financial instruments in the future.

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

Approximately 14.9% of our revenues for the three months ended March 31, 2018 were generated by non-US entities, of which approximately 8.9% was recorded in GBP, approximately 4.8% was recorded in Euros and the remainder was recorded predominantly in Canadian dollars. Approximately 16.8% of our cost of telecommunications services provided and approximately 13.9% of our selling, general and administrative expenses for the three months ended March 31, 2018 were generated by the same non-US entities. Therefore, it is highly unlikely that changes in exchange rates would have a material impact on our financial condition or results of operations.

In February 2018, in connection with the Interoute transaction we entered into a deal-contingent foreign currency hedge arrangement with a total notional amount of €1.260 billion at a spot rate of $1.23459 to €1.00. Fees associated with this arrangement will vary based on the closing date of the transaction. The fair value of the foreign currency hedge as of March 31, 2018 was a $17.2 million liability.

To perform a sensitivity analysis of our deal-contingent foreign currency hedge arrangement as of March 31, 2018, we assess the change in fair value from the impact of a hypothetical change in foreign currency exchange rate. A hypothetical 10% weakening of the U.S. dollar exchange rate against the Euro would have resulted in an additional decrease in the fair value of our derivative financial instrument of approximately $155.2 million.

We may enter into additional derivative financial instruments in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2018, due to the material weakness over internal control over financial reporting described below, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

Material Weakness in Internal Control Over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s operating effectiveness of controls over accounting for complex and unusual transactions failed to operate during the quarter ended March 31, 2018. The Company failed to correctly account for a deal-contingent foreign currency hedge as a derivative. This derivative was entered into during the quarter ended March 31, 2018, in which we entered into the Agreement for Sale and Purchase of Interoute, and the derivative will be settled at the closing of the Interoute acquisition, which is expected to occur during the second quarter of 2018. The Company’s auditors identified an adjustment subsequent to the initial assessment of the Company's management, which has been correctly recorded in the condensed consolidated financial statements as of and for the three months ended March 31, 2018 presented herein. This material weakness could result in a failure to correctly account for complex and unusual transactions that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

Remediation Measures

To address the material weakness described above, the Company has designed and is in the process of implementing new and enhanced controls to ensure that complex and unusual transactions are accounted for correctly and that in-house accounting personnel have training to ensure they have the relevant expertise related to complex and unusual transactions, including derivative contracts.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We expect that the enhanced controls will be implemented during the second quarter of 2018 and anticipate being able to fully remediate the material weakness no later than December 31, 2018. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for (i) the Company’s identification and assessment of the material weakness described above during the quarter ended March 31, 2018 and (ii) the implementation of certain controls related to the adoption of the new revenue recognition standard (Topic 606), there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2017, as filed with the SEC on March 1, 2018. As of March 31, 2018, there had been no material change in this information, except for the following risk factor provided below.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

The Company's management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 4 of Part I of this report, the Company identified in the first quarter of 2018 a material weakness in its internal control over financial reporting related to its failure to account for a deal-contingent foreign currency hedge as a derivative. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a failure to correctly account for complex and unusual transactions that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

As a result of this material weakness, the Company's management concluded that its internal control over financial reporting was not effective as of March 31, 2018. The Company is actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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
10.1
Agreement for the Sale and Purchase of the entire issued share capital of Interoute Communications Holdings S.A., dated February 23, 2018, by and among Emasan AG, Turbo Holdings Lux II Sarl, Interoute Communications Holdings S.A., GTT Americas, LLC, as Purchaser, and GTT Communications, Inc., as Purchaser Guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2018).

10.2
Management Warranty Deed, dated February 23, 2018, by and among the Management Warrantors, as named therein, and GTT Americas, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2018).

10.3
Amended and Restated Securities Purchase Agreement, dated as of February 23, 2018, by and between GTT Communications, Inc., a Delaware corporation, and The Spruce House Partnership LP, a Delaware limited partnership (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 27, 2018).

10.4
Amended and Restated Securities Purchase Agreement, dated as of February 23, 2018, by and among GTT Communications, Inc., a Delaware corporation, Acacia Partners, L.P and the funds affiliated with Acacia Partners, L.P. named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2018).

10.5
Securities Purchase Agreement, dated as of March 25, 2018, by and between GTT Communications, Inc., a Delaware corporation, and Aleph Tiger Investors LP, a Guernsey limited partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2018).

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

101*
The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	May 4, 2018		(Principal Accounting Officer)