Form 10-Q
period 2018-06-30
GTT Communications, Inc.
filed 2018-08-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

As of August 6, 2018, 54,628,445 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$73.7	$101.2
Accounts receivable, net of allowances of $3.2 and $5.1, respectively	255.6	102.8
Deferred costs	1.6	2.1
Prepaid expenses	57.7	10.4
Other assets	14.0	11.6
Total current assets	402.6	228.1
Property and equipment, net	2,036.6	499.3
Intangible assets, net	531.9	417.1
Goodwill	1,779.0	644.5
Other long-term assets	44.5	9.2
Total assets	$4,794.6	$1,798.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120.2	$22.5
Accrued expenses and other current liabilities	215.4	89.0
Acquisition earn-outs and holdbacks	10.8	14.0
Current portion of capital lease obligations	7.2	1.5
Current portion of long-term debt	42.9	7.0
Deferred revenue	183.4	53.7
Total current liabilities	579.9	187.7
Capital lease obligations, long-term portion	36.5	0.3
Long-term debt	3,122.0	1,236.5
Deferred revenue, long-term portion	286.3	108.0
Deferred tax liabilities	243.3	26.3
Other long-term liabilities	24.4	8.0
Total liabilities	4,292.4	1,566.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 54,609,511 and 44,531,905 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	794.9	360.2
Accumulated deficit	(291.9)	(124.9)
Accumulated other comprehensive loss	(0.8)	(3.9)
Total stockholders’ equity	502.2	231.4
Total liabilities and stockholders’ equity	$4,794.6	$1,798.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Telecommunications services	$326.8	$190.1	$587.4	$376.1

Operating expenses:
Cost of telecommunications services	179.4	97.3	320.9	192.3
Selling, general and administrative expenses	89.7	46.7	157.8	99.7
Severance, restructuring and other exit costs	5.3	0.1	7.2	10.7
Depreciation and amortization	48.2	31.4	88.0	61.8

Total operating expenses	322.6	175.5	573.9	364.5

Operating income	4.2	14.6	13.5	11.6

Other expense:
Interest expense, net	(30.2)	(16.6)	(51.1)	(32.5)
Loss on debt extinguishment	(13.8)	—	(13.8)	(5.7)
Other expense, net	(97.6)	0.1	(115.1)	—

Total other expense	(141.6)	(16.5)	(180.0)	(38.2)

Loss before income taxes	(137.4)	(1.9)	(166.5)	(26.6)

(Benefit from) provision for income taxes	(1.1)	(2.6)	0.5	(14.1)

Net (loss) income	$(136.3)	$0.7	$(167.0)	$(12.5)

(Loss) earnings per share:
Basic	$(2.83)	$0.02	$(3.60)	$(0.31)
Diluted	$(2.83)	$0.02	$(3.60)	$(0.31)

Weighted average shares:
Basic	48,221,341	41,244,595	46,435,245	40,849,853
Diluted	48,221,341	41,819,377	46,435,245	40,849,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(136.3)	$0.7	$(167.0)	$(12.5)

Other comprehensive income:
Foreign currency translation adjustment	2.0	0.1	3.1	0.5
Comprehensive (loss) income	$(134.3)	$0.8	$(163.9)	$(12.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2017	44,531,905	$—	$360.2	$(124.9)	$(3.9)	$231.4
Share-based compensation for options issued	—	—	0.6	—	—	0.6
Share-based compensation for restricted stock issued	492,534	—	14.0	—	—	14.0
Tax withholding related to the vesting of restricted stock	(206,488)	—	(10.2)	—	—	(10.2)
Stock issued in connection with employee stock purchase plan	12,425	—	0.4	—	—	0.4
Stock issued in connection with acquisition	79,930	—	4.2	—	—	4.2
Equity offerings, net of issuance costs	9,589,094	—	424.5	—	—	424.5
Stock options exercised	110,111	—	1.2	—	—	1.2
Net loss	—	—	—	(167.0)	—	(167.0)
Foreign currency translation	—	—	—	—	3.1	3.1
Balance, June 30, 2018	54,609,511	$—	$794.9	$(291.9)	$(0.8)	$502.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(167.0)	$(12.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88.0	61.8
Share-based compensation	14.6	9.9
Debt discount amortization	0.2	0.5
Loss on debt extinguishment	13.8	5.7
Amortization of debt issuance costs	2.3	1.7
Change in fair value of derivative financial liability	115.3	—
Excess tax benefit from stock-based compensation	(4.7)	(3.6)
Deferred income taxes	4.2	(9.9)
Non-cash deferred revenue	(19.8)	(21.3)
Non-cash deferred costs	0.8	3.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1.0)	(1.3)
Prepaid expenses	16.5	1.0
Deferred costs and other assets	(14.2)	0.1
Accounts payable	9.5	(9.6)
Accrued expenses and other current liabilities	(39.0)	(2.6)
Deferred revenue and other liabilities	12.5	2.5
Net cash provided by operating activities	32.0	26.2

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,206.7)	(552.5)
Purchase of customer contracts	—	(14.9)
Settlement of deal-contingent foreign currency hedge	(105.8)	—
Purchases of property and equipment	(32.5)	(17.8)
Net cash used in investing activities	(2,345.0)	(585.2)

Cash flows from financing activities:
Repayment of revolving line of credit	—	(20.0)
Proceeds from term loans	2,634.5	696.5
Repayment of term loan	(693.0)	(429.3)
Proceeds from senior note	—	159.0
Repayment of other secured borrowings	(1.3)	—
Payment of earn-out and holdbacks	(9.4)	(20.3)
Debt issuance costs paid to third parties and lenders	(62.7)	(27.7)
Proceeds from equity issuance, net of issuance costs	424.5	—
Repayment of capital leases	(1.7)	(0.6)
Proceeds from issuance of common stock under employee stock purchase plan	0.4	0.3
Tax withholding related to the vesting of restricted stock	(10.2)	(2.3)
Exercise of stock options	1.2	0.6
Net cash provided by financing activities	2,282.3	356.2

Effect of exchange rate changes on cash	3.2	(0.5)

Net decrease in cash, cash equivalents, and restricted cash	(27.5)	(203.3)

Cash, cash equivalents, and restricted cash at beginning of period	101.2	334.0

Cash, cash equivalents, and restricted cash at end of period	$73.7	$130.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$61.3	$30.8
Cash paid for income taxes, net of refunds	$0.4	$0.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. ("GTT" or the "Company") is a provider of cloud networking services to large national and multinational enterprise and carrier clients. The Company's comprehensive portfolio of cloud networking services includes: SD-WAN; wide area networking; managed services; internet; infrastructure services; voice; and video transport.

GTT's global network connects people across organizations and around the world. The Company's global network includes over 550 points of presence (PoPs), spans six continents, and provides services to clients in more than 100 countries. GTT differentiates itself from its competition by delivering services to its clients with simplicity, speed, and agility.

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year 2018 or for any other interim period. The December 31, 2017 consolidated balance sheet is condensed from the audited financial statements as of that date.

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

Segment Reporting

The Company reports operating results and financial data in one operating and reporting segment. The Company's Chief Executive Officer is the chief operating decision maker and manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services and acquired companies are discussed for purposes of promoting an understanding of the Company's complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level. Additionally, integration efforts related to Interoute are currently underway, but have not currently changed the manner in which the chief operating decision maker has managed the consolidated business. These integration efforts are designed to establish scale and align Interoute's network assets and product offerings within the existing business. The Company will continue to reassess this conclusion throughout, and subsequent to, the integration process.

Revenue Recognition

The Company's revenue is derived primarily from telecommunications services. Revenues are recognized when control of these services is transferred to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those services.

The Company delivers seven primary services to its customers — SD-WAN; wide area networking; managed services; internet; voice; infrastructure services; and video transport.

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

Fees charged for ongoing services are generally fixed in price and billed on a recurring monthly basis (one month in advance) for a specified term. Fees may also be based on specific usage of the related services, or usage above a fixed threshold, which are billed monthly in arrears. The usage based fees represent variable consideration as defined by Accounting Standards Codification ("ASC") 606, however, the nature of the fees are such that the Company is not able to estimate these amounts with a high degree of certainty and therefore the usage based fees are excluded from the transaction price and are instead recognized as revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. Revenue is generally recognized over time for these contracts as the customers simultaneously receive and consume the benefit of the service as the Company performs. Fees may also be billed for early terminations based on contractually stated amounts. The early termination fees represent variable consideration as defined by ASC 606. The Company estimates the amount of variable consideration it expects to be entitled to receive for such arrangements using the expected value method.

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenues disaggregated by primary geographic market based on legal entities (in millions, unaudited):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Primary geographic market
US	$192.1	$384.9
UK	50.3	73.4
Ireland	11.4	55.3
Canada	23.7	17.3
Netherlands	9.4	14.8
Other	31.4	32.2
Total revenue from contracts with customers	318.3	577.9
Lease revenue	8.5	9.5
Total telecommunications services revenue	$326.8	$587.4

Contracts with multiple performance obligations. The majority of the Company’s contracts with customers have a single performance obligation - telecommunication services. The related installation services are generally considered not material within the context of the contract and in accordance with the guidance of ASC 606 the Company does not recognize these immaterial promised services as a separate performance obligation. Certain contracts with customers may include multiple performance obligations, specifically when the Company sells its connectivity services in addition to customer premise equipment ("CPE"). For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. The standalone selling price for each performance obligation is based on observable prices charged to customers in similar transactions or using expected cost plus margin.

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

Prepaid Capacity Sales and Indefeasible Right to Use. The Company sells capacity on a long-term basis, where a certain portion of the contracted revenue is prepaid upon acceptance of the service by the customer. This prepaid amount is initially recorded as deferred revenue and amortized ratably over the term of the contract. Certain of these prepaid capacity sales are in the form of Indefeasible Rights to Use ("IRUs"), where the customer has the right to use the capacity of the fiber optic cable for a specified term. The Company records revenues from these prepaid leases of fiber optic cable IRUs over the term that the customer is given exclusive access to the assets, generally 15 to 20 years.

Universal Service Fund (USF), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $5.7 million and $3.9 million for the three months ended June 30, 2018 and 2017, respectively, and $12.3 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively.

Contract balances. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date. The Company’s accounts receivable balance at June 30, 2018 includes $225.7 million in amounts billed for contracts with customers. Contract liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales noted above, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period.

There were no contract assets as of January 1, 2018 or June 30, 2018. Significant changes in the contract liabilities balances during the period are as follows (amounts in millions, unaudited):

Six Months Ended June 30, 2018
Balance at January 1, 2018	$90.8
Net increases in contract liabilities (1)	80.8
Revenue recognized that was included in the contract liability balance at January 1, 2018	(42.5)
Business combinations, excluding amounts recognized as revenue during the period	67.2
Balance at June 30, 2018	$196.3

(1) Includes increases due to cash received of $23.4 million, excluding amounts recognized as revenue during the period.

The following table includes estimated revenue expected to be recognized for each of the years subsequent to June 30, 2018 related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2018 (amounts in millions, unaudited):

2018 remaining	$107.9
2019	32.0
2020	12.7
2021	10.4
2022	9.7
2023 and beyond	23.6
$196.3

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Contract Costs

The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit which is determined by taking into consideration our customer contacts, technology and other factors. Amortization expense is included in selling, general and administrative expenses. There were no significant amounts of assets recorded related to contract costs as of June 30, 2018.

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

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the expected future impacts attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is "more likely than not" that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company's assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

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

The table below details the calculations of (loss) earnings per share (in millions, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted EPS – (loss) income available to common stockholders	$(136.3)	$0.7	$(167.0)	$(12.5)
Denominator for basic EPS – weighted average shares	48,221,341	41,244,595	46,435,245	40,849,853
Effect of dilutive securities	—	574,782	—	—
Denominator for diluted EPS – weighted average shares	48,221,341	41,819,377	46,435,245	40,849,853

(Loss) earnings per share:
Basic	$(2.83)	$0.02	$(3.60)	$(0.31)
Diluted	$(2.83)	$0.02	$(3.60)	$(0.31)

All outstanding stock options were anti-dilutive as of June 30, 2018 and 2017 due to the net loss incurred during the periods. There were approximately 576,000 and 880,000 outstanding stock options as of June 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its 2018 Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of June 30, 2018, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

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

The Company, pursuant to its standard service contracts, is typically entitled to impose a monthly finance charge of a certain percentage per month with respect to amounts that are past due. The Company’s standard terms require payment within 30 days of the date of the invoice. The Company treats invoices as past due when they remain unpaid, in whole or in part, beyond the payment date set forth in the applicable service contract.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweighs the likelihood of recovery. The allowance for doubtful accounts was $3.2 million and $5.1 million as of June 30, 2018 and December 31, 2017, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial customer installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $3.0 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $6.2 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $1.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. There were no triggering events or goodwill impairments identified for the six months ended June 30, 2018 and 2017.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from three to ten years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the six months ended June 30, 2018 and 2017.

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

During the six months ended June 30, 2018, the Company did not acquire any such customer contracts.

During the six months ended June 30, 2017, the Company acquired customer contracts for an aggregate purchase price of $37.3 million.

Accrued Supplier Expenses

The Company accrues estimated charges owed to its suppliers for services. The Company bases this accrual on the supplier contract, the individual service order executed with the supplier for that service, and the length of time the service has been active.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of June 30, 2018 and December 31, 2017, the Company had open disputes not accrued for of $7.3 million and $5.3 million, respectively.

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

As of June 30, 2018 and December 31, 2017, there was no contingent consideration subject to re-measurement outstanding.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $33.1 million and $33.8 million as of June 30, 2018 and December 31, 2017, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums is the difference between the face value of debt and the amount of principal received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes original issuance discounts and premiums by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the original issuance discounts and premiums was a $51.1 million net discount and a $9.3 million net premium as of June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2018. There were no financial assets or liabilities that were required to be measured and recognized at fair value on a recurring basis as of December 31, 2017.

	June 30, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(amounts in millions)	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	1.9	—	1.9	—

Liabilities:
Interest rate swap agreements	(11.2)	—	(11.2)	—

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

Other Fair Value Measurements

As of June 30, 2018 and December 31, 2017, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, and acquisition earn-outs and holdbacks approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of June 30, 2018 and December 31, 2017. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan facility	$1,770.0	$693.0	$1,739.0	$697.3
EMEA Term loan facility	877.8	—	866.8	—
7.875% Senior unsecured notes	575.0	575.0	569.3	608.1
Other secured loans	26.3	—	26.3	—
Total long-term debt, including current portion	$3,249.1	$1,268.0	$3,201.4	$1,305.4
(1) Fair value based on the bid quoted price, except for other secured loans for which carrying value approximates fair value.

Derivative Financial Instruments

The Company may use derivatives to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. The Company does not hold derivatives for trading purposes.

As of June 30, 2018, the Company had derivative financial instruments in the form of interest rate swaps outstanding. The interest rate swaps were not designated as hedges and therefore do not qualify for hedge accounting. Refer to Note 6 - Debt for further information. There were no derivative financial instruments outstanding as of December 31, 2017. Additionally, during the three months ended June 30, 2018 the Company settled a derivative financial instrument to hedge foreign currency rates. Refer to Note 2 - Business Combinations for further information on the terms of the arrangement.

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the condensed consolidated statement of operations as other expense, net. During the three and six months ended June 30, 2018, the Company recognized a loss of $98.1 million and $115.3 million in other expense, net, respectively, due to the change in fair value of its derivative financial instruments.

The Company records the fair value of its derivative financial instruments in the condensed consolidated balance sheet as a component of other current assets when in a net asset position and a component of accrued expenses and other current liabilities when in a net liability position.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of June 30, 2018 or December 31, 2017 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the three or six months ended June 30, 2018 or 2017.

Newly Adopted Accounting Principles

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20 (collectively ASU 2014-09). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted this new standard as of January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have a material impact on the Company's condensed consolidated balance sheets, statements of operations, comprehensive (loss) income, stockholders' equity, or cash flows as of the adoption date or for the six months ended June 30, 2018, and therefore no tabular reconciliation has been provided as there was no material effect on any financial statement line item. As part of the adoption, the Company has not retrospectively restated the contract for those modifications in accordance with the contract modification guidance in paragraphs ASC 606-10-25-12 and 25-13. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The impact of this practical expedient had no significant impact on the Company's final conclusions. The Company has included the disclosures required by ASU No. 2014-09 above.

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

	Six Months Ended June 30,
	2018	2017

Net cash used in investing activities (prior to the adoption of ASU 2016-18)	$(2,345.0)	$(280.9)
Impact of including restricted cash within cash and cash equivalents	—	(304.3)
Net cash used in investing activities (after adoption of ASU 2016-18)	$(2,345.0)	$(585.2)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The new standard must be presented using the modified retrospective method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is still evaluating the method of adoption. The Company anticipates the new standard will have a material impact to its consolidated balance sheets. However, the Company does not believe adoption will have a material impact on its consolidated statements of operations. While the Company is continuing to assess all potential impacts of the new standard, the Company currently believes the most significant impact relates to its accounting for office space, colocation operating leases, and embedded leases within its supplier contracts. The Company expects its accounting for capital leases to remain substantially unchanged under the new standard.

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

2018 Acquisitions

Accelerated Connections, Inc.

In March 2018, the Company acquired Accelerated Connections, Inc. ("ACI"). The Company paid $35.0 million cash consideration, of which $0.8 million was net cash acquired, and 79,930 unregistered shares of the Company's common stock valued at $4.2 million at closing. $3.9 million of the initial cash consideration is held in escrow for one year, subject to reduction for any indemnification claims made by the Company prior to such date. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets. The results of ACI have been included from March 1, 2018. Pro forma results of operations for this acquisition have not been presented as it is not material to the condensed consolidated results of operations. The acquisition was considered a stock purchase for tax purposes.

Interoute

In May 2018, the Company acquired Interoute Communications Holdings S.A. ("Interoute"), a Luxembourg public limited liability company. The Company paid $2,239.3 million in cash consideration at closing, of which $66.2 million was net cash acquired, and assumed $27.7 million in debt. The results of Interoute have been included from June 1, 2018. The acquisition was considered a stock purchase for tax purposes.

The Company partially funded the purchase price through the issuance of 9,589,094 shares of common stock to a group of institutional investors for proceeds of $425.0 million concurrently with the closing of the Interoute acquisition. The Company also entered into a credit agreement to fund the remainder of the purchase price. Refer to Note 6 - Debt for further information.

In February 2018, the Company also entered into a deal-contingent foreign currency hedge arrangement with a total notional amount of €1.260 billion at a spot rate of $1.23459 to €1.00. Fees associated with this arrangement were payable upon closing of the acquisition based on a pre-defined schedule in the hedge agreement. The Company recognized a loss of $105.8 million upon settlement of the deal-contingent foreign currency hedge arrangement, of which $17.2 million had been recognized during the three months ended March 31, 2018.

For material acquisitions completed during 2017, 2016, and 2015, please refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the six months ended June 30, 2018, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2017 and 2018.

Purchase Price Allocation

The table below reflects the Company's estimates of the acquisition date fair values of the purchase consideration, assets acquired, and liabilities assumed for the Interoute acquisition (amounts in millions):

Interoute
Purchase Price
Cash paid at closing, including working capital estimate	$2,239.3
Purchase consideration	$2,239.3

Purchase Price Allocation
Assets acquired:
Cash	$66.2
Accounts receivable	151.1
Prepaids and other current assets	63.4
Property and equipment	1,551.3
Other assets	17.1
Intangible assets - customer lists	121.3
Intangible assets - tradename	2.1
Intangible assets - other	15.3
Goodwill	1,079.1
Total assets acquired	3,066.9

Liabilities assumed:
Accounts payable	(85.7)
Accrued expense and other current liabilities	(125.5)
Capital leases (1)	(42.4)
Debt	(27.7)
Deferred revenue	(311.3)
Deferred tax liabilities	(207.8)
Other long-term liabilities	(27.2)
Total liabilities assumed	(827.6)
Net assets acquired	$2,239.3
(1) Includes $38.8 million of assumed long-term building leases.

The table below reflects the weighted average amortization period for intangible assets acquired in the Interoute acquisition (amounts in years):

Interoute
Intangible assets - customer lists	8.6
Intangible assets - tradename	3.0
Intangible assets - other	5.0
Weighted average	8.1

Amortization expense related to intangible assets created as a result of the Interoute acquisition of $1.5 million has been recorded for the three and six months ended June 30, 2018. Estimated amortization expense related to intangible assets created as a result of the Interoute acquisition for each of the years subsequent to June 30, 2018 is as follows (amounts in millions):

2018	$9.3
2019	18.6
2020	18.6
2021	18.1
2022	17.8
2023 and beyond	54.8
Total	$137.2

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and six months ended June 30, 2018 and 2017. Refer to Note 9 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information on severance, restructuring, and other exit costs.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $8.4 million and $2.4 million during the three months ended June 30, 2018 and 2017, respectively, and $14.3 million and $10.4 million during the six months ended June 30, 2018 and 2017, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material acquisitions during 2018 and 2017 as if the acquisitions occurred on January 1, 2017. The pro forma net income (loss) for the three and six months ended June 30, 2018 and 2017 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies, and IFRS to US GAAP adjustments for Interoute. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Amounts in millions, except per share and share data)
Revenue	$461.3	$437.7	$932.5	$873.2
Net loss	$(40.3)	$(2.8)	$(60.5)	$(141.4)

Loss per share:
Basic	$(0.84)	$(0.05)	$(1.30)	$(2.70)
Diluted	$(0.84)	$(0.05)	$(1.30)	$(2.70)

Denominator for basic EPS – weighted average shares	48,221,341	52,683,689	46,435,245	52,288,947
Denominator for diluted EPS – weighted average shares	48,221,341	52,683,689	46,435,245	52,288,947

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,779.0 million and $644.5 million as of June 30, 2018 and December 31, 2017, respectively. Additionally, the Company's intangible asset balance was $531.9 million and $417.1 million as of June 30, 2018 and December 31, 2017, respectively. The additions to both goodwill and intangible assets during the six months ended June 30, 2018 relate primarily to the acquisition of ACI and Interoute (refer to Note 2 - Business Acquisitions).

The change in the carrying amount of goodwill for the six months ended June 30, 2018 was as follows (amounts in millions):

Goodwill - December 31, 2017	$644.5
Initial goodwill associated with 2018 business combinations	1,107.3
Adjustments to 2018 business combinations	2.4
Adjustments to prior year business combinations	24.8
Goodwill - June 30, 2018	$1,779.0

The following table summarizes the Company’s intangible assets as of June 30, 2018 and December 31, 2017 (amounts in millions):

		June 30, 2018			December 31, 2017
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-10 years	$691.4	$192.5	$498.9	$552.8	$155.1	$397.7
Non-compete agreements	3-5 years	4.7	4.6	0.1	4.6	4.5	0.1
Point-to-point FCC license fees	3 years	1.7	1.7	—	1.7	1.7	—
Intellectual property	10 years	38.8	8.4	30.4	23.7	5.2	18.5
Tradename	3 years	6.0	3.5	2.5	3.9	3.1	0.8
		$742.6	$210.7	$531.9	$586.7	$169.6	$417.1

Amortization expense was $21.0 million and $16.5 million for the three months ended June 30, 2018 and 2017, respectively, and $41.1 million and $32.5 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2018 in each of the years subsequent to June 30, 2018 is as follows (amounts in millions):

2018 remaining	$45.3
2019	86.0
2020	83.0
2021	81.0
2022	67.7
2023 and beyond	168.9
Total	$531.9

NOTE 4 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017 (amounts in millions):

	June 30, 2018	December 31, 2017
Compensation and benefits	$45.2	$13.3
Selling, general and administrative	12.6	2.1
Carrier costs	65.8	13.8
Restructuring	19.1	9.7
Interest	11.7	22.9
Fiber pair repurchase	10.0	10.0
Accrued taxes	16.1	9.6
Interest rate swaps	11.2	—
Other	23.7	7.6
	$215.4	$89.0

NOTE 5 — DEFERRED REVENUE

Total deferred revenue as of June 30, 2018 and December 31, 2017 was $469.7 million and $161.7 million, respectively, consisting of unamortized prepaid capacity sales, IRUs, deferred non-recurring revenue, and unearned revenue for amounts billed in advance to customers. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheets.

IRUs represent $284.9 million of the total deferred revenue balance as of June 30, 2018, and remaining amortization at June 30, 2018 and in each of the years subsequent to June 30, 2018 is as follows (amounts in millions):

2018 remaining	$16.0
2019	29.3
2020	29.0
2021	26.9
2022	25.6
2023 and beyond	158.1
$284.9

NOTE 6     — DEBT

As of June 30, 2018 and December 31, 2017, long-term debt was as follows (amounts in millions):

	June 30, 2018	December 31, 2017

US Term loan	$1,770.0	$693.0
EMEA Term loan	877.8	—
7.875% Senior unsecured notes	575.0	575.0
Other secured loans	26.3	—
Total debt obligations	3,249.1	1,268.0
Unamortized debt issuance costs	(33.1)	(33.8)
Unamortized original issuance premium (discount), net	(51.1)	9.3
Carrying value of debt	3,164.9	1,243.5
Less current portion	(42.9)	(7.0)
Long-term debt less current portion	$3,122.0	$1,236.5

2018 Credit Agreement

On May 31, 2018, the Company entered into a credit agreement (the "2018 Credit Agreement") that provides for (1) a $1,770.0 million term loan B facility (the "US Term Loan Facility"), (2) a €750.0 million term loan B facility (the "EMEA Term Loan Facility"), and (3) a $200.0 million revolving credit facility (the "Revolving Line of Credit Facility") (which includes a $50.0 million letter of credit facility). In addition, the Company may request incremental term loan commitments and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $575.0 million and an unlimited amount that is subject to pro forma compliance with a net secured leverage ratio test. The US Term Loan Facility was issued at an original issuance discount of $8.9 million and the EMEA Term Loan Facility was issued at an original issuance discount of €3.8 million.

The maturity date of the US Term Loan Facility and the EMEA Term Loan Facility (collectively the "Term Loan Facilities") is May 31, 2025 and the maturity date of the Revolving Line of Credit Facility is May 31, 2023. Each maturity date may be extended per the terms of the 2018 Credit Agreement. If within six months after entering into the 2018 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of such term loans, such prepayment or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced. No such prepayments or amendments were made through June 30, 2018.

The principal amounts of the US Term Loan Facility and EMEA Term Loan Facility are payable in equal quarterly installments of $4.425 million and €1.875 million, respectively, commencing on September 30, 2018 and continuing thereafter until the maturity date when the remaining balances of outstanding principal amount is payable in full.

The Company may prepay loans under the 2018 Credit Agreement at any time, subject to certain notice requirements, LIBOR breakage costs, and prepayment fees noted above.

At the Company’s election, the US Term Loan Facility may be made as either Base Rate Loans or Eurocurrency Loans. The EMEA Term Loan Facility will bear interest at the European Money Markets Institute EURIBO Rate plus the applicable margin. The applicable margin for the US Term Loan Facility is 1.75% for Base Rate Loans and 2.75% for Eurocurrency Loans, subject to a “LIBOR floor” of 0.00%.  The applicable margin for the EMEA Term Loan Facility is 3.25%, subject to a “EURIBOR floor” of 0.00%. The applicable margin for revolving loans under the Revolving Line of Credit Facility is 1.75% for Base Rate Loans, 2.75% for Eurocurrency Loans denominated in U.S. Dollars and certain other approved currencies other than Euros, and 3.25% for revolving loans denominated in Euros.

The proceeds from the US Term Loan Facility and EMEA Term Loan Facility were used to finance the Interoute acquisition, to repay amounts outstanding under the Company's prior term loan facility, and to pay costs associated with such transactions.

The effective interest rates on the term loans at June 30, 2018 and December 31, 2017 were 5.3% and 4.5%, respectively.

The unused and available amount of the Revolving Line of Credit Facility at June 30, 2018 was as follows (amounts in millions):

Committed capacity	$200.0
Borrowings outstanding	—
Letters of credit issued	(14.2)
Unused and available	$185.8

The obligations of the Company under the 2018 Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company and the guarantors.

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but includes a maximum consolidated net secured leverage ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

Interest Rate Swaps

During 2018, the Company entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at June 30, 2018 was as follows (in millions):

				Fair Value
				June 30, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$1.9	$—
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(3.6)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(1.3)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(6.3)
				$1.9	$(11.2)

The Company records interest rate swaps in our consolidated balance sheets within other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. During the three months ended June 30, 2018, the Company recognized $9.3 million in other expense, net due to the change in fair value of its interest rate swaps.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018 the Company acquired other secured loans related to loans secured by certain network assets.

Long-term Debt Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of June 30, 2018 (amounts in millions):

Total debt
2018 remaining	$20.4
2019	38.7
2020	32.1
2021	27.9
2022	26.5
2023 and beyond	3,103.5
$3,249.1

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the six months ended June 30, 2018 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2017	$(14.7)	$—	$(16.1)	$(3.0)	$(33.8)
Debt issuance costs incurred	(4.7)	(2.8)	—	(0.6)	(8.1)
Amortization	1.1	—	0.9	0.3	2.3
Loss on debt extinguishment	6.1	—	—	0.4	6.5
Balance, June 30, 2018	$(12.2)	$(2.8)	$(15.2)	$(2.9)	$(33.1)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense associated with the amortization of debt issuance costs was $1.1 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the original issuance (discount) and premium activity for the six months ended June 30, 2018 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2017	$(6.5)	$—	$15.8	$9.3
New Original Issuance (Discount)/Premium	(8.9)	(4.4)	—	(13.3)
Fees paid to lenders	(35.2)	(19.4)	—	(54.6)
Amortization	0.9	0.2	(0.9)	0.2
Loss on debt extinguishment	7.3	—	—	7.3
Balance, June 30, 2018	$(42.4)	$(23.6)	$14.9	$(51.1)

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense, net associated with the amortization of original issuance discounts and premiums was $0.4 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

The Company expensed an aggregate of $13.8 million of debt issuance costs and original issuance discounts and premiums that did not qualify for deferral as a "Loss on debt extinguishment" in the condensed consolidated statements of operations for the three months ended June 30, 2018. No such amounts were expensed during the three months ended June 30, 2017. The Company expensed an aggregate of $13.8 million and $5.7 million of debt issuance costs and original issuance discounts and premiums that did not qualify for deferral as a "Loss on debt extinguishment" in the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively.

Previous Debt Agreement - 2017 Credit Agreement

On January 9, 2017, the Company entered into a credit agreement (the "2017 Credit Agreement") that provided a $700.0 million term loan facility and a $75.0 million revolving line of credit facility (which included a $25.0 million letter of credit facility). Amounts outstanding under the 2017 Credit Agreement were paid in full at the closing of the 2018 Credit Agreement. The previous term loan facility was issued at an original issuance discount of $3.5 million.

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 14,250,000 shares of which 9,399,773 have been issued and are outstanding as of June 30, 2018.

The GTT Stock Plan permits the granting of time-based stock options, time-based restricted stock, and performance-based restricted stock to employees and consultants of the Company, and non-employee directors of the Company.

Time-based options granted under the GTT Stock Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than 10 years from the grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of its stock option awards at the time of grant. The stock options generally vest over four years with 25% of the options becoming exercisable one year from the date of grant and the remaining vesting annually or quarterly over the following three years.

Time-based restricted stock granted under the GTT Stock Plan is valued at the share price of our common stock as reported on the NYSE on the date of grant. Time-based restricted stock generally vests over four years with 25% of the shares becoming unrestricted one year from the date of grant and the remaining vesting annually or quarterly over the following three years.

Performance-based restricted stock is granted under the GTT Stock Plan subject to the achievement of certain performance measures. Once achievement of these performance measures is considered probable, the Company starts to expense the fair value of the grant over the vesting period. The performance-based restricted stock is valued at the share price of our common stock as reported on the NYSE on the date of grant. The performance grant vests quarterly over the vesting period once achievement of the performance measure has been met and approved by the Compensation Committee, typically one to two years.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expense in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$0.3	$0.3	$0.6	$0.7
Restricted stock	8.4	4.9	13.9	9.1
ESPP	0.1	0.1	0.1	0.1
Total	$8.8	$5.3	$14.6	$9.9

As of June 30, 2018, there was $74.7 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	June 30, 2018
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$1.1	1.22
Time-based restricted stock	53.8	2.47
Performance-based restricted stock (1)	19.8	1.66
Total	$74.7	2.23
(1) Excludes $16.3 million of unrecognized compensation cost related to 2017 Performance Awards where achievement of the performance criteria was not probable as of June 30, 2018.

The following table summarizes the restricted stock granted during the three and six months ended June 30, 2018 and 2017, respectively (amounts in millions, except shares data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Time-based restricted stock granted	242,465	108,800	618,687	693,308
Fair value of time-based restricted stock granted	$11.7	$3.2	$29.6	$20.0

Performance-based restricted stock granted	—	20,000	8,000	—
Fair value of performance-based restricted stock granted	$—	$0.5	$0.4	$—

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on date of grant. The Company started recognizing share-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they continued to vest ratably through the third quarter of 2017. As of June 30, 2018, the 2014 Performance Awards were fully vested.

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the fourth quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.9 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, unrecognized compensation cost related to the unvested 2015 Performance Awards was $5.3 million.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $1.8 million and $1.8 million for the three and six months ended June 30, 2018, respectively. No share-based compensation expense was recognized related to the 2017 Performance Awards during the 2017 period. As of June 30, 2018, unrecognized compensation cost related to the unvested 2017 Performance Awards was $30.8 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of June 30, 2018.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At June 30, 2018, 422,224 shares were available for issuance under the ESPP.

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

The Company recorded a tax (benefit) provision of $(1.1) million and $(2.6) million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $(14.1) million for the six months ended June 30, 2018 and 2017, respectively.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence identified during the Company's evaluation was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation, as of June 30, 2018 and December 31, 2017, a valuation allowance of $85.3 million and $39.2 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income.

The Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In accordance with SAB No. 118, the Company recorded the provisional income tax effects of the Tax Act as of December 31, 2017. The Company is still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional income tax effect due to, among other things, additional analyses, changes in interpretations and assumptions made, additional regulatory guidance from various federal and state tax jurisdictions that may be issued, and actions we may take as a result of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118. As of June 30, 2018, the Company has not recorded any adjustments to provisional recordings from 2017, which is reasonable based on information and guidance available currently.

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

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the six months ended June 30, 2018 (amounts in millions):

	Balance, December 31, 2017	Charges and Adjustments	Acquired Costs	Payments	Balance, June 30, 2018
Employee Termination Benefits	$5.5	$6.1	$6.0	$(8.5)	$9.1
Contract Terminations:
Lease terminations	2.4	0.4	7.8	(1.3)	9.3
Other contract terminations	1.8	0.7	—	(1.8)	0.7
	$9.7	$7.2	$13.8	$(11.6)	$19.1

During the six months ended June 30, 2017 the Company incurred severance, restructuring and other exit costs of $10.7 million and made payments of $6.6 million relating to acquisitions.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations are as follows at June 30, 2018 (amounts in millions):

	Network Supply	Office Space	Capital Leases	Other
2018 remaining	$238.5	$12.5	$2.8	$18.6
2019	315.6	20.1	5.1	2.8
2020	138.4	17.0	5.1	2.6
2021	64.1	13.9	4.0	1.3
2022	21.9	9.9	3.0	—
2023 and beyond	67.9	28.0	23.7	—
	$846.4	$101.4	$43.7	$25.3

Network Supply Agreements

As of June 30, 2018, the Company had purchase obligations of $846.4 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core network backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core network backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

Supplier agreements associated with the Company's customer specific locations are contracted with vendors as either a lit service or as dark fiber. The combination of both types of services represent the substantial majority of the Company's network spending. Lit services represent bandwidth services where the customer pays for the amount and type of bandwidth. Lit services are typically contracted so the terms and conditions in both the vendor and customer contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that its network supplier obligations for lit services are generally mirrored by its customers' commitments to purchase the services associated with those obligations. Dark fiber represents dedicated bandwidth where the customer will "light" the fiber using their own optical equipment. The Company combines its owned dark fiber network with contracted dark fiber to meet its customers requirements. Contracted dark fibers is procured on terms and conditions that are similar to that of the customer, however depending on the location and route of the services, the contracted term may be substantially longer than the customer contract.

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has 34 other offices throughout North America, 39 offices in Europe, five offices in Asia, two office in the Middle East, and one office in South America. The Company records rent expense using the straight-line method over the term of the respective lease agreement. Office facility rent expense was $3.4 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $5.8 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of June 30, 2018, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

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

Executive Summary

GTT Communications, Inc. is a provider of cloud networking services to large national and multinational enterprise and carrier clients. We operate a Tier 1 global IP backbone, ranked among the largest in the industry, and own a fiber network that includes an expansive pan-European footprint and three transatlantic cables. Our global network includes over 550 points of presence (PoPs), spans six continents, and we provide services in more than 100 countries. Our comprehensive portfolio of cloud networking services includes: SD-WAN, wide area networking including Ethernet, MPLS, and VPLS; managed services including managed equipment, managed security, and managed hosting; internet services including IP transit, dedicated internet access, and managed broadband; infrastructure services including wavelength, colocation, and dark fiber; voice services including SIP trunking and hosted PBX; and video transport services.

We differentiate ourselves from our competition by delivering service to our clients with simplicity, speed, and agility.

We deliver the following primary service offerings to our clients:

Software Defined Wide Area Networking

SD-WAN is an enterprise networking technology in the early stages of market adoption with high growth potential. The software-based network intelligence in SD-WAN enables more efficient delivery of traffic across a mix of access types, accelerates the speed of service deployments, and improves application visibility.

GTT’s SD-WAN delivers managed global connectivity, enhanced application performance and control, and secure access to cloud-based services and applications that enterprises require. Our service leverages GTT’s global, Tier 1 IP backbone, securely connecting client locations to any destination on the internet or to any cloud service provider. We offer the widest range of access options with bundled network security, making it simple and cost-effective to integrate new locations and add network bandwidth as needed.

Wide Area Networking

We provide Layer 2 (Ethernet, VPLS) and Layer 3 (MPLS) wide area networking solutions to meet the growing needs of multinational enterprises, carriers, service providers, and content delivery networks regardless of location. We design and implement custom private, public, and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

Through GTT's wide area networking services, clients can securely connect to cloud service providers in data centers and exchanges around the world. Our Cloud Connect feature provides private, secure, pre-established connectivity to leading cloud service providers. Using GTT's global network, clients can connect any office location in the world to any application in the cloud.

Managed Services

We offer fully managed network services, including managed equipment, security, and hosting, enabling customers to focus on their core business.

GTT's Managed Equipment provides a turnkey solution for the end-to-end management of customer premise equipment. This includes the design, procurement, implementation, monitoring, and maintenance of equipment including routers, switches, servers, and Wi-Fi access points.

GTT's Managed Security is available as a cloud-based or premises-based security service and provides a comprehensive, multi-layered security solution that protects the network while meeting the most stringent security standards. Our Unified Threat Management services include advanced firewall, intrusion detection, anti-virus, web filtering, and anti-spam. GTT's DDoS Mitigation service detects and removes malicious traffic, ensuring business continuity for our clients, even in the event of a large-scale DDoS attack. The service utilizes a next-generation DDoS platform technology, which provides immediate threat detection, deep packet inspection analytics and filtering of compromised traffic at GTT’s scrubbing centers. We offer a full range of compliancy packages, which include developing, deploying, configuring, and monitoring network and security assets, and providing documentation to comply with audits.

GTT’s Managed Hosting service is offered in 15 owned and operated data centers. In addition to space and power, GTT provides managed hosting services including application hosting and equipment management services.

Internet

We offer clients scalable, high-bandwidth global internet connectivity and IP transit with guaranteed availability and packet delivery, utilizing our Tier global 1 IP network. Our Internet services offer flexible connectivity with multiple port interfaces including Fast Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, and 100 Gigabit Ethernet. We also offer a wide range of broadband and wireless access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

Voice

We offer local voice service in over 60 countries around the world, along with global long-distance and toll-free services. Our SIP Trunking service delivers worldwide PSTN access to client telephony equipment over an integrated data connection, driving efficiency and productivity organization-wide while allowing clients to retain control of their core voice infrastructure. Our Hosted PBX service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud and a wide array of features and customization choices for each site and user.

Infrastructure Services

We provide a full suite of infrastructure services over our core fiber network, enabling cloud-based applications and the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our native wavelength product is designed to deliver scalable high-performance optical connectivity over a state-of-the-art dense wave division multiplexing platform. Our service is differentiated based on an expansive pan-European fiber footprint and transatlantic cable infrastructure, unique network diversity and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include internet-based technology companies and OTTs, large banks, and other service providers requiring network infrastructure.

We offer dark fiber and duct to our largest clients for Infrastructure services, which can be tailored to meet their unique network capacity requirements.

We provide colocation services in 54 facilities in Europe and North America, which include 17 owned and operated data centers. The turnkey service offering includes cabinets, racks, suites, and technical support services, providing clients with efficient and secure access to other carrier networks

Additionally, GTT provides ultra-low latency services between the major financial centers and exchanges, tailored to meet the requirements of proprietary trading firms for the fastest connections. Our service provides the industry leading lowest latency performance of the Express transatlantic subsea cable connecting North America and Europe, which is wholly owned and operated by GTT.

Video Transport

We provide a suite of fully-managed services serving clients in the media and entertainment industry including broadcasters and providers of cable programming. Our services are designed to support our clients' requirements for stringent broadcast quality transmission of live events, sports entertainment, and news. Our service options include dedicated and occasional use options. We manage individual services, multicast distribution, and entire client networks, supporting all video formats required for today's media workflow.

Client and Network Contracts

Our client contracts generally range from three to five years or more for the initial term. Following the initial term, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a client terminates its agreement, the terms of our client contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Our revenue is composed of three primary categories: recurring revenue, non-recurring revenue, and usage revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the six months ended June 30, 2018, recurring revenue was approximately 92% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, and one-time termination charges for clients who cancel their services prior to the contract termination date. Usage revenue represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of June 30, 2018, we had approximately 3,600 full-time equivalent employees. For the six months ended June 30, 2018, the total employee cash compensation and benefits represented approximately 14% of total revenue.

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

ACI

In March 2018, the Company acquired Accelerated Connections, Inc. ("ACI"). The Company paid $35.0 million cash consideration, of which $0.8 million was net cash acquired, and 79,930 unregistered shares of the Company's common stock valued at $4.2 million at closing. $3.9 million of the initial cash consideration is held in escrow for one year, subject to reduction for any indemnification claims made by the Company prior to such date. The results of ACI have been included from March 1, 2018. The acquisition was considered a stock purchase for tax purposes.

Interoute

In February 2018, the Company entered into an Agreement for the Sale and Purchase of Interoute Communications Holdings S.A. ("Interoute"), a Luxembourg public limited liability company (the “Interoute Purchase Agreement”) for €1,915.2 million in cash consideration, or $2,335.0 million using the exchange rate in effect on the date the Company entered into the Interoute Purchase Agreement.

In February 2018, the Company also entered into a deal-contingent foreign currency hedge arrangement with a total notional amount of €1.260 billion at a spot rate of $1.23459 to €1.00 to fix a portion of the purchase price. Fees associated with this arrangement were payable upon closing of the acquisition based on a pre-defined schedule in the hedge agreement.

On May 31, 2018, the Company closed on the transaction and acquired Interoute. The Company paid the €1,915.2 million, or $2,239.3 million in cash consideration using the exchange rate in effect at closing, which at $1.16920 to €1.00 was lower than at announcement, of which $66.2 million was net cash acquired, and assumed $27.7 million in debt. Concurrent with closing of the acquisition, and as a result of the decline in exchange rate, the Company settled the deal-contingent foreign currency hedge arrangement for $105.8 million, inclusive of fees.  The $105.8 million has been recorded as a loss in the statement of operations within other expense.  The combination of the consideration paid at closing plus the settlement of the hedge are consistent with the total expected price of the transaction at announcement in February 2018.

The results of Interoute have been included from June 1, 2018. The acquisition was considered a stock purchase for tax purposes.

The Company partially funded the purchase price though the issuance of of 9,589,094 shares of common stock to a group of institutional investors for proceeds of $425.0 million substantially concurrently with the closing of the Interoute acquisition. The Company also entered into a credit agreement to fund the remainder of the purchase price.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life.

During the six months ended June 30, 2018, we did not acquire any such customer contracts.

During the six months ended June 30, 2017, we acquired customer contracts for an aggregate purchase price of $37.3 million.

Indebtedness

The following summarizes our long-term debt at June 30, 2018 and December 31, 2017 (amounts in millions):

	June 30, 2018	December 31, 2017

US Term loan	$1,770.0	$693.0
EMEA Term loan	877.8	—
7.875% Senior unsecured notes	575.0	575.0
Other secured loans	26.3	—
Total debt obligations	3,249.1	1,268.0
Unamortized debt issuance costs	(33.1)	(33.8)
Unamortized original issuance premium (discount), net	(51.1)	9.3
Carrying value of debt	3,164.9	1,243.5
Less current portion	(42.9)	(7.0)
	$3,122.0	$1,236.5

2018 Credit Agreement

In May 2018, we entered into a credit agreement (the "2018 Credit Agreement") that provides for (1) a $1,770.0 million term loan B facility (the "US Term Loan Facility"), (2) a €750.0 million term loan B facility (the "EMEA Term Loan Facility"), and (3) a $200.0 million revolving credit facility (the "Revolving Line of Credit Facility") (which includes a $50.0 million letter of credit facility). In addition, we may request incremental term loan commitments and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $575.0 million and an unlimited amount that is subject to pro forma compliance with a net secured leverage ratio test. The US Term Loan Facility was issued at an original issuance discount of $8.9 million and the EMEA Term Loan Facility was issued at an original issuance discount of €3.8 million.

The maturity date of the US Term Loan Facility and the EMEA Term Loan Facility (collectively the "Term Loan Facilities") is May 31, 2025 and the maturity date of the Revolving Line of Credit Facility is May 31, 2023. Each maturity date may be extended per the terms of the 2018 Credit Agreement. If within six months after entering into the 2018 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of such term loans, such prepayment or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced. No such prepayments or amendments were made through June 30, 2018.

The principal amounts of the US Term Loan Facility and EMEA Term Loan Facility are payable in equal quarterly installments of $4.425 million and €1.875 million, respectively, commencing on September 30, 2018 and continuing thereafter until the maturity date when the remaining balances of outstanding principal amount is payable in full.

We may prepay loans under the 2018 Credit Agreement at any time, subject to certain notice requirements, LIBOR breakage costs, and prepayment fees noted above.

At our election, the US Term Loan Facility may be made as either Base Rate Loans or Eurocurrency Loans. The EMEA Term Loan Facility will bear interest at the European Money Markets Institute EURIBO Rate plus the applicable margin. The applicable margin for the US Term Loan Facility is 1.75% for Base Rate Loans and 2.75% for Eurocurrency Loans, subject to a “LIBOR floor” of 0.00%.  The applicable margin for the EMEA Term Loan Facility is 3.25%, subject to a “EURIBOR floor” of 0.00%. The applicable margin for revolving loans under the Revolving Line of Credit Facility is 1.75% for Base Rate Loans, 2.75% for Eurocurrency Loans denominated in U.S. Dollars and certain other approved currencies other than Euros, and 3.25% for revolving loans denominated in Euros.

The proceeds from the US Term Loan Facility and EMEA Term Loan Facility were used to finance the Interoute acquisition, to repay amounts outstanding under our prior term loan facility, and to pay costs associated with such transactions.

The effective interest rates on the term loans at June 30, 2018 and December 31, 2017 were 5.3% and 4.5%, respectively.

The unused and available amount of the Revolving Line of Credit Facility at June 30, 2018 was as follows (amounts in millions):

Committed capacity	$200.0
Borrowings outstanding	—
Letters of credit issued	(14.2)
Unused and available	$185.8

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but includes a maximum consolidated net secured leverage ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment.

Interest Rate Swaps

During the 2018, we entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at June 30, 2018 was as follows (in millions):

				Fair Value
				June 30, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$1.9	$—
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(3.6)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(1.3)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(6.3)
				$1.9	$(11.2)

We record interest rate swaps in our consolidated balance sheets within other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. During the three months ended June 30, 2018, we recognized $9.3 million in other expense, net due to the change in fair value of its interest rate swaps.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018 the Company acquired other secured loans related to loans secured by certain network assets.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended June 30, 2018 and 2017 (amounts in millions):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Change

Revenue:
Telecommunications services	$326.8	$190.1	$136.7	71.9%

Operating expenses:
Cost of telecommunications services	179.4	97.3	82.1	84.4%
Selling, general and administrative expenses	89.7	46.7	43.0	92.1%
Severance, restructuring and other exit costs	5.3	0.1	5.2	5,200.0%
Depreciation and amortization	48.2	31.4	16.8	53.5%

Total operating expenses	322.6	175.5	147.1	83.8%

Operating income	4.2	14.6	(10.4)	(71.2)%

Other expense:
Interest expense, net	(30.2)	(16.6)	(13.6)	81.9%
Loss on debt extinguishment	(13.8)	—	(13.8)	*
Other expense, net	(97.6)	0.1	(97.7)	*

Total other expense	(141.6)	(16.5)	(125.1)	758.2%

Loss before income taxes	(137.4)	(1.9)	(135.5)	*

(Benefit from) provision for income taxes	(1.1)	(2.6)	1.5	*

Net (loss) income	$(136.3)	$0.7	$(137.0)	*
* - Not meaningful

Revenue
Our revenue increased by $136.7 million, or 71.9%, from $190.1 million for the three months ended June 30, 2017 to $326.8 million for the three months ended June 30, 2018. The increase was primarily due to the 2017 acquisitions of Perseus, Global Capacity, Transbeam, and Custom Connect (collectively, the "2017 Acquisitions"), and the 2018 acquisitions of ACI and Interoute (collectively, the "2018 Acquisitions").

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2017, revenue would have been lower by $7.9 million for the three months ended June 30, 2018.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $82.1 million, or 84.4%, from $97.3 million for the three months ended June 30, 2017 to $179.4 million for the three months ended June 30, 2018. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2017 Acquisitions, and the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2017, cost of telecommunications services provided would have been lower by $4.3 million for the three months ended June 30, 2018.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $43.0 million, or 92.1%, from $46.7 million for the three months ended June 30, 2017 to $89.7 million for the three months ended June 30, 2018. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 (amounts in millions):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$44.3	$25.8	18.5	71.7%
Share-based compensation	8.8	5.3	3.5	66.0%
Transaction and integration expense	8.4	2.4	6.0	250.0%
Other SG&A(1)	28.2	13.2	15.0	113.6%
Total	$89.7	$46.7	$43.0	92.1%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2017 Acquisitions, 2018 Acquisitions, and a continued investment in our sales force and related support headcount. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were primarily driven by higher integration costs related to Interoute during the three months ended June 30, 2018. Other SG&A expense increases were principally driven by 2017 Acquisitions and 2018 Acquisitions.

Severance, Restructuring and Other Exit Costs. For the three months ended June 30, 2018, we incurred exit costs of $5.3 million primarily relating to Interoute. For the three months ended June 30, 2017, we incurred exit costs of $0.1 million relating to the Perseus acquisition.

Depreciation and Amortization. Amortization of intangible assets increased $4.5 million or 27.3%, from $16.5 million for the three months ended June 30, 2017 to $21.0 million for the three months ended June 30, 2018, primarily due to the additional definite-lived intangible assets recorded in connection with the 2017 Acquisitions and the 2018 Acquisitions. Depreciation expense increased $12.3 million, or 82.6% from $14.9 million for the three months ended June 30, 2017 to $27.2 million for the three months ended June 30, 2018, primarily due to the assets acquired from the Hibernia and Interoute acquisitions.

Other Expense. Other expense increased by $125.1 million to $141.6 million for the three months ended June 30, 2018, compared to $16.5 million for the three months ended June 30, 2017. This is primarily attributed to higher interest expense due to higher debt levels driven by the 2017 Acquisitions and 2018 refinancing in connection with the Interoute acquisition, loss on derivative financial instruments of $97.9 million primarily related to the cost of the derivative financial liability related to currency hedging for the Interoute acquisition of $88.6 million and a loss due to changes in fair value on the interest rate swaps of $9.3 million, and a loss on debt extinguishment of $13.8 million.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2017, operating expenses would have been lower by $1.7 million for the three months ended June 30, 2018. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the six months ended June 30, 2018 and 2017 (amounts in millions):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Change

Revenue:
Telecommunications services	$587.4	$376.1	$211.3	56.2%

Operating expenses:
Cost of telecommunications services	320.9	192.3	128.6	66.9%
Selling, general and administrative expenses	157.8	99.7	58.1	58.3%
Severance, restructuring and other exit costs	7.2	10.7	(3.5)	(32.7)%
Depreciation and amortization	88.0	61.8	26.2	42.4%

Total operating expenses	573.9	364.5	209.4	57.4%

Operating income	13.5	11.6	1.9	16.4%

Other expense:
Interest expense, net	(51.1)	(32.5)	(18.6)	57.2%
Loss on debt extinguishment	(13.8)	(5.7)	(8.1)	142.1%
Other expense, net	(115.1)	—	(115.1)	*

Total other expense	(180.0)	(38.2)	(141.8)	371.2%

Loss before income taxes	(166.5)	(26.6)	(139.9)	525.9%

(Benefit from) provision for income taxes	0.5	(14.1)	14.6	*

Net (loss) income	$(167.0)	$(12.5)	$(154.5)	*
* - Not meaningful

Revenue
Our revenue increased by $211.3 million, or 56.2%, from $376.1 million for the six months ended June 30, 2017 to $587.4 million for the six months ended June 30, 2018. The increase was primarily due to the 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2017, revenue would have been lower by $14.3 million for the six months ended June 30, 2018.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $128.6 million, or 66.9%, from $192.3 million for the six months ended June 30, 2017 to $320.9 million for the six months ended June 30, 2018. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2017, cost of telecommunications services provided would have been lower by $8.1 million for the six months ended June 30, 2018.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $58.1 million, or 58.3%, from $99.7 million for the six months ended June 30, 2017 to $157.8 million for the six months ended June 30, 2018. The following table summarizes the major categories of selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 (amounts in millions):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$79.8	$53.1	$26.7	50.3%
Share-based compensation	14.6	9.9	4.7	47.5%
Transaction and integration expense	14.3	10.4	3.9	37.5%
Other SG&A(1)	49.1	26.3	22.8	86.7%
Total	$157.8	$99.7	$58.1	58.3%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2017 Acquisitions, 2018 Acquisitions, and a continued investment in our sales force and related support headcount. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by final integration costs related to Hibernia and transaction costs associated with the acquisition of Perseus, Global Capacity, and Interoute. Other SG&A expense increases were principally driven by 2017 Acquisitions and 2018 Acquisitions.

Severance, Restructuring and Other Exit Costs. For the six months ended June 30, 2018, we incurred exit costs of $7.2 million relating to the Hibernia, Perseus, Global Capacity and Interoute acquisitions. We incurred $10.7 million related to the acquisitions of Hibernia and Perseus for the six months ended June 30, 2017.

Depreciation and Amortization. Amortization of intangible assets increased $8.6 million or 26.5%, from $32.5 million for the six months ended June 30, 2017 to $41.1 million for the six months ended June 30, 2018, primarily due to the additional definite-lived intangible assets recorded in connection with the 2017 Acquisitions and the 2018 Acquisitions. Depreciation expense increased $17.6 million, or 60.1% from $29.3 million to $46.9 million for the six months ended June 30, 2018, primarily due to the assets acquired from the Hibernia and Interoute acquisitions.

Other Expense. Other expense increased by $141.8 million to $180.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This is primarily attributed to higher interest expense due to higher debt levels driven by the 2017 Acquisitions and 2018 refinancing in connection with the Interoute acquisition, loss on derivative financial instruments of $115.1 million primarily related to the cost of the derivative financial liability related to currency hedging for the Interoute acquisition of $105.8 million and a loss due to changes in fair value on the interest rate swaps of $9.3 million, and a loss on debt extinguishment of $13.8 million.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2017, operating expenses would have been lower by $3.0 million for the six months ended June 30, 2018. Selling, general and administrative expenses are the only operating expenses that would have been impacted by the change in exchange rates.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and debt financings. Our principal uses of cash have been acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

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

Our capital expenditures increased by $14.7 million, or 82.6% from $17.8 million for the six months ended June 30, 2017 to $32.5 million for the six months ended June 30, 2018. The increase in capital expenditures was due to our growth and the 2017 Acquisitions and 2018 Acquisitions. We anticipate that we will incur capital expenditures of approximately 7% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the six months ended June 30, 2018 and 2017 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Six Months Ended June 30,
	2018	2017	$ Variance
Net cash provided by operating activities	$32.0	$26.2	$5.8
Net cash used in investing activities	(2,345.0)	(585.2)	(1,759.8)
Net cash provided by financing activities	2,282.3	356.2	1,926.1

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $5.8 million, from $26.2 million for the six months ended June 30, 2017 to $32.0 million for the six months ended June 30, 2018. This increase was primarily due to the 2018 Acquisitions and 2017 Acquisitions, partially offset by non-recurring cash payments for severance and exit costs and for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts and capital expenditures.

Net cash flows used in investing activities increased by $1,759.8 million, from $585.2 million for the six months ended June 30, 2017 to $2,345.0 million for the six months ended June 30, 2018 due primarily to Interoute.

Cash used for the six months ended June 30, 2018 consisted of $2,206.7 million for acquisitions, $105.8 million for the settlement of the deal-contingent foreign currency hedge, and capital expenditures of approximately $32.5 million. Cash used for the six months ended June 30, 2017 consisted of $552.5 million for acquisitions, as well as the purchase of certain customer contracts for which we paid $14.9 million, and capital expenditures of $17.8 million.

Cash Provided by Financing Activities

Our primary source of cash for financing activities is debt and equity financing proceeds. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $1,926.1 million, from $356.2 million for the six months ended June 30, 2017 to $2,282.3 million for the six months ended June 30, 2018, consisting primarily of net proceeds from the new US Term Loan Facility and EMEA Term Loan Facility, proceeds from net equity issuance, partially offset by repayment of the prior term loan and payment of earn-out and holdbacks.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of June 30, 2018 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,647.8	$26.5	$53.0	$53.0	$2,515.3
7.875% senior note	575.0	—	—	—	575.0
Other secured loans	26.3	16.4	9.9	—	—
Operating leases	101.4	23.3	34.0	19.5	24.6
Capital leases	43.7	7.2	10.3	6.0	20.2
Network supplier agreements (1)	846.4	465.9	276.7	45.0	58.8
Other (2)	25.3	20.0	4.9	0.4	—
	$4,265.9	$559.3	$388.8	$123.9	$3,193.9
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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
The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures from Net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017

Adjusted EBITDA
Net (loss) income	$(136.3)	$0.7	$(167.0)	$(12.5)
Provision for (benefit from) income taxes	(1.1)	(2.6)	0.5	(14.1)
Interest and other expense, net	127.8	16.5	166.2	32.5
Loss on debt extinguishment	13.8	—	13.8	5.7
Depreciation and amortization	48.2	31.4	88.0	61.8
Severance, restructuring and other exit costs	5.3	0.1	7.2	10.7
Transaction and integration costs	8.4	2.4	14.3	10.4
Share-based compensation	8.8	5.3	14.6	9.9
Adjusted EBITDA	74.9	53.8	137.6	104.4

Purchases of property and equipment	(19.3)	(9.3)	(32.5)	(17.8)
Adjusted EBITDA less capital expenditures	$55.6	$44.5	$105.1	$86.6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of June 30, 2018, we had $2,647.8 million in term loans with variable interest rates and no revolving loans. The interest expense associated with our term loan and revolving loan will vary with market rates.

For purposes of the following hypothetical calculations, we have used the US Term Loan Facility and EMEA Term Loan Facility provided for in 2018 Credit Agreement. The US Term Loan Facility carries an interest rate equal to either Base Rate Loans with applicable margin at 1.75% or Eurocurrency Loans at 2.75%, subject to a floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.7 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the Eurodollar rate to 4%, the average historical three-month rate, would increase annual interest expense by approximately $14.7 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the LIBOR-based interest rate swaps entered into during 2018.

The EMEA Term Loan Facility carries an interest rate equal to 3.25%, subject to a EURIBOR floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in EURIBOR rate would increase annual interest expense by approximately $2.7 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the EURIBOR rate to 2%, the average historical three-month rate, would increase annual interest expense by approximately $8.7 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the EURIBOR-based interest rate swap entered into during 2018.

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

Approximately 34.6% of our revenues for the three months ended June 30, 2018 were generated by non-US entities, of which approximately 11.7% was recorded in GBP, approximately 19.1% was recorded in Euros and the remainder was recorded predominantly in Canadian dollars. Approximately 33.7% of our cost of telecommunications services provided and approximately 31.9% of our selling, general and administrative expenses for the three months ended June 30, 2018 were generated by the same non-US entities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2018, due to the material weakness over internal control over financial reporting described below, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Our evaluation excluded Interoute which was acquired in May 2018. On a pro forma basis, as of and for the three months ended December 31, 2017 Interoute represented approximately 63.0% of total assets and 44.6% of revenue. These percentages did not differ significantly for the month post acquisition. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

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

Material Weakness in Internal Control Over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting during the three months ended March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s operating effectiveness of controls over accounting for complex and unusual transactions failed to operate during the quarter ended March 31, 2018. The Company failed to correctly account for a deal-contingent foreign currency hedge as a derivative. This derivative was entered into during the quarter ended March 31, 2018, in which we entered into the Agreement for

Sale and Purchase of Interoute, and the derivative was settled at the closing of the Interoute acquisition on May 31, 2018. The fair value of this derivative was correctly recorded in the condensed consolidated financial statements as of and for the three months ended March 31, 2018 and subsequent changes to the fair value through the settlement date were correctly recorded as of and for the three months ended June 30, 2018. This material weakness could result in a failure to correctly account for complex and unusual transactions that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

Remediation Measures

To address the material weakness described above, the Company has designed and has implemented new and enhanced controls to ensure that complex and unusual transactions are accounted for correctly and that in-house accounting personnel have training to ensure they have the relevant expertise related to complex and unusual transactions, including derivative contracts.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. The enhanced controls were implemented during the second quarter of 2018 and we anticipate being able to fully remediate the material weakness no later than December 31, 2018. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for the Company’s design and implementation of new and enhanced controls related to the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2017, as filed with the SEC on March 1, 2018. As of June 30, 2018, there had been no material change in this information, except for the following risk factor provided below.

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

As a result of this material weakness, the Company's management concluded that its internal control over financial reporting was not effective as of June 30, 2018. The Company is actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered equity securities that occurred during the period covered by this report have been previously reported on the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Document
10.1+
GTT Communications, Inc. 2018 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 30, 2018 (file number 001-35965)).

10.2
Credit Agreement, dated as of May 31, 2018, by and among by and among (1) GTT Communications, Inc., as U.S. Borrower, (2) GTT Communications B.V., a subsidiary of GTT Communications, Inc. formed under the laws of The Netherlands, as EMEA Borrower, (3) KeyBank National Association, as administrative agent and letter of credit issuer, and (4) the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

10.3
Amended and Restated Securities Purchase Agreement, dated as of May 30, 2018, by and between GTT Communications, Inc. and The Spruce House Partnership LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

10.4
Amended and Restated Securities Purchase Agreement, dated as of May 30, 2018, by and among GTT Communications, Inc., Acacia Partners, L.P and the funds affiliated with Acacia Partners, L.P. named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

10.5
Investor Rights Agreement, dated as of May 31, 2018, by and among GTT Communications, Inc., The Spruce House Partnership LP, Acacia Partners, LP, and the funds affiliated with Acacia Partners, L.P. named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

10.6
Investor Rights Agreement, dated as of May 31, 2018, by between GTT Communications, Inc. and Aleph Tiger Investors LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

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

101*
The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	August 7, 2018		(Principal Accounting Officer)