Form 10-Q
period 2018-09-30
GTT Communications, Inc.
filed 2018-11-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 6, 2018, 54,701,256 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$47.7	$101.2
Accounts receivable, net of allowances of $4.2 and $5.1, respectively	254.1	102.8
Prepaid expenses and other current assets	68.8	24.1
Total current assets	370.6	228.1
Property and equipment, net	1,904.6	499.3
Intangible assets, net	564.6	417.1
Goodwill	1,666.8	644.5
Other long-term assets	86.6	9.2
Total assets	$4,593.2	$1,798.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125.7	$22.5
Accrued expenses and other current liabilities	168.7	89.0
Acquisition holdbacks	8.9	14.0
Current portion of capital lease obligations	6.8	1.5
Current portion of long-term debt	40.9	7.0
Deferred revenue	191.5	53.7
Total current liabilities	542.5	187.7
Capital lease obligations, long-term portion	36.2	0.3
Long-term debt	3,115.5	1,236.5
Deferred revenue, long-term portion	268.6	108.0
Deferred tax liabilities	122.7	26.3
Other long-term liabilities	31.7	8.0
Total liabilities	4,117.2	1,566.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 54,671,841 and 44,531,905 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	799.0	360.2
Accumulated deficit	(315.3)	(124.9)
Accumulated other comprehensive loss	(7.7)	(3.9)
Total stockholders’ equity	476.0	231.4
Total liabilities and stockholders’ equity	$4,593.2	$1,798.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Telecommunications services	$448.6	$202.6	$1,036.0	$578.6

Operating expenses:
Cost of telecommunications services	247.4	103.8	568.2	296.1
Selling, general and administrative expenses	112.7	52.0	270.7	151.6
Severance, restructuring and other exit costs	15.5	11.1	22.7	21.8
Depreciation and amortization	58.5	32.8	146.5	94.7

Total operating expenses	434.1	199.7	1,008.1	564.2

Operating income	14.5	2.9	27.9	14.4

Other expense:
Interest expense, net	(47.6)	(18.3)	(98.7)	(50.7)
Loss on debt extinguishment	—	(3.0)	(13.8)	(8.6)
Other expense, net	8.1	0.2	(106.9)	0.2

Total other expense	(39.5)	(21.1)	(219.4)	(59.1)

Loss before income taxes	(25.0)	(18.2)	(191.5)	(44.7)

Benefit from income taxes	(1.6)	(8.7)	(1.1)	(22.7)

Net loss	$(23.4)	$(9.5)	$(190.4)	$(22.0)

Loss per share:
Basic	$(0.43)	$(0.23)	$(3.87)	$(0.53)
Diluted	$(0.43)	$(0.23)	$(3.87)	$(0.53)

Weighted average shares:
Basic	54,671,787	41,762,693	49,210,929	41,160,317
Diluted	54,671,787	41,762,693	49,210,929	41,160,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(23.4)	$(9.5)	$(190.4)	$(22.0)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(6.9)	0.5	(3.8)	1.0
Comprehensive loss	$(30.3)	$(9.0)	$(194.2)	$(21.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2017	44,531,905	$—	$360.2	$(124.9)	$(3.9)	$231.4
Share-based compensation for options issued	—	—	0.9	—	—	0.9
Share-based compensation for restricted stock issued	631,603	—	23.0	—	—	23.0
Tax withholding related to the vesting of restricted stock	(342,807)	—	(16.1)	—	—	(16.1)
Stock issued in connection with employee stock purchase plan	22,866	—	0.7	—	—	0.7
Stock issued in connection with acquisition	79,930	—	4.2	—	—	4.2
Equity offerings, net of issuance costs	9,589,094	—	424.5	—	—	424.5
Stock options exercised	159,250	—	1.6	—	—	1.6
Net loss	—	—	—	(190.4)	—	(190.4)
Foreign currency translation	—	—	—	—	(3.8)	(3.8)
Balance, September 30, 2018	54,671,841	$—	$799.0	$(315.3)	$(7.7)	$476.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(190.4)	$(22.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146.5	94.7
Share-based compensation	23.9	16.0
Debt discount amortization	1.9	0.5
Loss on debt extinguishment	13.8	8.6
Amortization of debt issuance costs	3.4	2.6
Change in fair value of derivative financial liability	106.9	—
Excess tax benefit from stock-based compensation	(6.6)	(5.4)
Deferred income taxes	8.0	(18.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	0.4	(7.4)
Prepaid expenses and other current assets	12.9	4.3
Other long-term assets	(12.5)	3.3
Accounts payable	15.5	(15.7)
Accrued expenses and other current liabilities	(54.4)	24.1
Deferred revenue	(11.2)	(28.1)
Other long-term liabilities	(8.1)	(10.1)
Net cash provided by operating activities	50.0	47.1

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,206.7)	(652.8)
Purchase of customer contracts	—	(14.9)
Settlement of deal-contingent foreign currency hedge	(105.8)	—
Purchases of property and equipment	(61.4)	(26.9)
Net cash used in investing activities	(2,373.9)	(694.6)

Cash flows from financing activities:
Proceeds from revolving line of credit	7.5	—
Repayment of revolving line of credit	—	(20.0)
Proceeds from term loans	2,633.7	696.5
Repayment of term loan	(699.6)	(431.0)
Proceeds from senior note	—	159.0
Repayment of other secured borrowings	(5.9)	—
Payment of holdbacks	(11.2)	(22.7)
Debt issuance costs paid to third parties and lenders	(62.8)	(29.9)
Proceeds from equity issuance, net of issuance costs	424.5	—
Repayment of capital leases	(2.1)	(1.0)
Proceeds from issuance of common stock under employee stock purchase plan	0.7	0.5
Tax withholding related to the vesting of restricted stock	(16.1)	(3.2)
Exercise of stock options	1.6	1.0
Net cash provided by financing activities	2,270.3	349.2

Effect of exchange rate changes on cash	0.1	(0.9)

Net decrease in cash, cash equivalents, and restricted cash	(53.5)	(299.2)

Cash, cash equivalents, and restricted cash at beginning of period	101.2	334.0

Cash, cash equivalents, and restricted cash at end of period	$47.7	$34.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$102.4	$39.0
Cash paid for income taxes, net of refunds	$1.9	$0.6

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year 2018 or for any other interim period. The December 31, 2017 consolidated balance sheet is condensed from the audited financial statements as of that date.

Reclassification Within Condensed Consolidated Statement of Cash Flows

Certain prior period amounts in the condensed consolidated statement of cash flows have been reclassified to conform with the current period presentation to reflect the total change in deferred revenue into a single line item as well as changes in operating assets and liabilities to more closely align with the related balance sheet caption.

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

The Company's services are provided under contracts that typically include an installation or provisioning charge along with payments of recurring charges on a monthly basis for use of the services over a committed term. Its contracts with customers specify the terms and conditions for providing such services, including installation date, recurring and non-recurring fees, payment terms, and length of term. These contracts call for the Company to provide the service in question (e.g., data transmission between point A and point Z), to manage the activation process, and to provide ongoing support (in the form of service maintenance and trouble-shooting) during the service term. The contracts do not typically provide the customer any rights to use specifically identifiable assets. Furthermore, the contracts generally provide the Company with discretion to engineer (or re-engineer) a particular network solution to satisfy each customer’s data transmission requirement, and typically prohibit physical access by the customer to the network infrastructure used by the Company and its suppliers to deliver the services.

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

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenues disaggregated by primary geographic market based on legal entities (in millions, unaudited):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Primary geographic market
US	$192.7	$577.6
UK	92.0	165.9
Ireland	20.6	75.9
Other	117.4	181.4
Total revenue from contracts with customers	422.7	1,000.8
Lease revenue	25.9	35.2
Total telecommunications services revenue	$448.6	$1,036.0

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

Prepaid Capacity Sales and Indefeasible Right to Use. The Company sells capacity on a long-term basis, where a certain portion of the contracted revenue is prepaid upon acceptance of the service by the customer. This prepaid amount is initially recorded as deferred revenue and amortized ratably over the term of the contract. Certain of these prepaid capacity sales are in the form of Indefeasible Rights to Use ("IRUs"), where the customer has the right to use the capacity of the fiber optic cable for a specified term. The Company records revenues from these prepaid leases of fiber optic cable IRUs over the term that the customer is given exclusive access to the assets.

Universal Service Fund (USF), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $5.3 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively, and $17.5 million and $11.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

In accordance with ASC 606, the Company is required to disclose its accounts receivable balances, contract assets, and contract liabilities related to revenue from contracts with customers, which excludes lease revenue, at September 30, 2018. The Company’s accounts receivable balance at September 30, 2018 includes $225.2 million in amounts billed for contracts with customers. There were no contract assets as of January 1, 2018 or September 30, 2018. Refer to Note 6 - Deferred Revenue for significant changes in the contract liabilities balances during the period as well as the estimated revenue expected to be recognized for each of the years subsequent to September 30, 2018 related to performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2018.

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Contract Costs

The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit which is determined by taking into consideration our customer contacts, technology and other factors. Amortization of sales commissions expense is included in selling, general and administrative expenses. There were no significant amounts of assets recorded related to contract costs as of September 30, 2018.

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

The Company's income tax provision includes U.S. federal, state, local, and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzes various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, transfer pricing methods, the impact of state and local income taxes, and its ability to use tax credits and net operating loss carryforwards.

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflects, in periods with earnings and in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted EPS – net loss available to common stockholders	$(23.4)	$(9.5)	$(190.4)	$(22.0)
Denominator for basic EPS – weighted average shares	54,671,787	41,762,693	49,210,929	41,160,317
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted average shares	54,671,787	41,762,693	49,210,929	41,160,317

Loss per share:
Basic	$(0.43)	$(0.23)	$(3.87)	$(0.53)
Diluted	$(0.43)	$(0.23)	$(3.87)	$(0.53)

All outstanding stock options were anti-dilutive as of September 30, 2018 and 2017 due to the net loss incurred during the periods. There were approximately 526,000 and 767,000 outstanding stock options as of September 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its 2018 Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of September 30, 2018, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweigh the likelihood of recovery. The allowance for doubtful accounts was $4.2 million and $5.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial customer installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $3.0 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $9.2 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $1.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $3.6 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. There were no triggering events or goodwill impairments identified for the nine months ended September 30, 2018 and 2017.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from three to ten years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the nine months ended September 30, 2018 and 2017.

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

During the nine months ended September 30, 2018, the Company did not acquire any such customer contracts.

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

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of September 30, 2018 and December 31, 2017, the Company had open disputes not accrued for of $9.2 million and $5.3 million, respectively.

Acquisition Holdbacks

Acquisition holdbacks represent fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition or asset purchase. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $32.1 million and $33.8 million as of September 30, 2018 and December 31, 2017, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums is the difference between the face value of debt and the amount of principal received when the debt was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes original issuance discounts and premiums by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the original issuance discounts and premiums was a $49.4 million net discount and a $9.3 million net premium as of September 30, 2018 and December 31, 2017, respectively.

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

 Transactions denominated in foreign currencies other than a subsidiary's functional currency are recorded at the rates of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at the rate of exchange prevailing at the balance sheet date. Exchange differences arising upon settlement of a transaction are reported in the condensed consolidated statements of operations in other expense, net.

Derivative Financial Instruments

The Company may use derivatives to partially offset its business exposure to foreign currency or interest rate risk on expected future cash flows. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. The Company does not hold derivatives for trading purposes.

As of September 30, 2018, the Company had derivative financial instruments in the form of interest rate swaps outstanding. The interest rate swaps were not designated as hedges and therefore do not qualify for hedge accounting. Refer to Note 7 - Debt for further information. There were no derivative financial instruments outstanding as of December 31, 2017. Additionally, during the nine months ended September 30, 2018 the Company settled a derivative financial instrument to hedge foreign currency rates. Refer to Note 2 - Business Acquisitions for further information on the terms of the arrangement.

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the condensed consolidated statement of operations as other expense, net. During the three and nine months ended September 30, 2018, the Company recognized a gain of $8.3 million and a loss of $107.0 million in other expense, net, respectively, due to the change in fair value of its derivative financial instruments.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets or liabilities adjusted to fair value on a recurring basis are its derivative financial instruments.

The Company measures all derivatives at fair value and recognizes them as either assets or liabilities in its condensed consolidated balance sheets. The Company's derivative financial instruments are valued primarily using models based on readily observable market parameters for all substantial terms of our derivative contracts, and therefore have been classified as Level 2. None of the Company's derivative financial instruments qualify for hedge accounting, and therefore all changes in the fair values of derivative instruments are recognized in earnings in the current period.

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2018. There were no financial assets or liabilities that were required to be measured and recognized at fair value on a recurring basis as of December 31, 2017. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018.

	September 30, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(amounts in millions)	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$5.8	$—	$5.8	$—

Liabilities:
Interest rate swap agreements	$(6.5)	$—	$(6.5)	$—

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

Other Fair Value Measurements

As of September 30, 2018 and December 31, 2017, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, and acquisition earn-outs and holdbacks approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of September 30, 2018 and December 31, 2017. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan	$1,765.6	$693.0	$1,750.1	$697.3
EMEA Term loan	868.2	—	865.0	—
7.875% Senior unsecured notes	575.0	575.0	543.4	608.1
Revolving line of credit	7.5	—	7.4	—
Other secured loans	21.6	—	21.6	—
Total long-term debt, including current portion	$3,237.9	$1,268.0	$3,187.5	$1,305.4
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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of September 30, 2018 or December 31, 2017 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 10% of revenue for the three or nine months ended September 30, 2018 or 2017.

Newly Adopted Accounting Principles

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20 (collectively ASU 2014-09). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted this new standard as of January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have a material impact on the Company's condensed consolidated balance sheets, statements of operations, comprehensive (loss) income, stockholders' equity, or cash flows as of the adoption date or for the nine months ended September 30, 2018, and therefore no tabular reconciliation has been provided as there was no material effect on any financial statement line item. As part of the adoption, the Company has not retrospectively restated the contract revenue for those modifications in accordance with the contract modification guidance in paragraphs ASC 606-10-25-12 and 25-13. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The impact of this practical expedient had no significant impact on the Company's final conclusions. The Company has included the disclosures required by ASU No. 2014-09 above.

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

	Nine Months Ended September 30,
	2018	2017

Net cash used in investing activities (prior to the adoption of ASU 2016-18)	$(2,373.9)	$(390.3)
Impact of including restricted cash within cash and cash equivalents	—	(304.3)
Net cash used in investing activities (after adoption of ASU 2016-18)	$(2,373.9)	$(694.6)

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

In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018- 05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118), which provides guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. The Company expects to finalize its provisional amounts within the one year measurement period. Refer to Note 9 - Income Taxes for additional disclosure.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The new standard must be presented using the modified retrospective method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is still evaluating the method of adoption. The Company anticipates the new standard will have a material impact to its consolidated balance sheets. However, the Company does not believe adoption will have a material impact on its consolidated statements of operations. While the Company is continuing to assess all potential impacts of the new standard, the Company currently believes the most significant impact relates to its accounting for office space, colocation operating leases, and embedded leases within its dark fiber and duct supplier contracts. The Company expects its accounting for capital leases to remain substantially unchanged under the new standard.

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

In August 2018, the SEC issued several final rules, including but not limited to SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification (“Final Rule”), which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements.  This Final Rule is intended to facilitate disclosure information provided to investors and simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders' equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The Final Rule is effective on November 5, 2018, however the SEC staff announced that it would not object if the filer's first presentation of the changes in stockholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company plans to use the new presentation of a condensed consolidated statement of stockholders equity within its interim financial statements beginning in its Form 10-Q for the quarter ending March 31, 2019. Other than the new presentation, the Company does not anticipate any material impact to its consolidated financial statements and related disclosures upon adoption.

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

Interoute

In May 2018, the Company acquired Interoute Communications Holdings S.A. ("Interoute"), a Luxembourg public limited liability company. The Company paid $2,239.3 million in cash consideration at closing, of which $66.1 million was net cash acquired, and assumed $27.7 million in debt. The results of Interoute have been included from June 1, 2018. The acquisition was considered a stock purchase for tax purposes.

The Company partially funded the purchase price through the issuance of 9,589,094 shares of common stock to a group of institutional investors for proceeds of $425.0 million concurrently with the closing of the Interoute acquisition. The Company also entered into a credit agreement to fund the remainder of the purchase price. Refer to Note 7 - Debt for further information.

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

For material acquisitions completed during 2017, 2016, and 2015, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the nine months ended September 30, 2018, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2017 and 2018.

Purchase Price Allocation

The table below reflects the Company's preliminary estimates of the acquisition date fair values of the purchase consideration, assets acquired, and liabilities assumed for the Interoute acquisition (amounts in millions):

Interoute
Purchase Price
Cash paid at closing	$2,239.3
Purchase consideration	$2,239.3

Purchase Price Allocation
Assets acquired:
Cash	$66.1
Accounts receivable	155.2
Prepaid expenses and other current assets	51.3
Property and equipment	1,435.9
Other assets	19.7
Intangible assets - customer lists	171.5
Intangible assets - tradename	2.1
Intangible assets - other	15.4
Deferred tax assets	36.9
Goodwill	980.1
Total assets acquired	2,934.2

Liabilities assumed:
Accounts payable	(75.5)
Accrued expenses and other current liabilities	(112.9)
Capital leases (1)	(42.3)
Debt	(27.7)
Deferred revenue	(311.3)
Deferred tax liabilities	(87.1)
Other long-term liabilities	(38.1)
Total liabilities assumed	(694.9)
Net assets acquired	$2,239.3
(1) Includes $38.8 million of assumed long-term building leases.

The table below reflects the weighted average amortization period for intangible assets acquired in the Interoute acquisition (amounts in years):

Interoute
Intangible assets - customer lists	14.7
Intangible assets - tradename	1.0
Intangible assets - other	7.0
Weighted average	13.9

Amortization expense related to intangible assets created as a result of the Interoute acquisition of $4.3 million and $5.8 million has been recorded for the three and nine months ended September 30, 2018, respectively. Estimated amortization expense related to intangible assets created as a result of the Interoute acquisition for each of the years subsequent to September 30, 2018 is as follows (amounts in millions):

2018	$4.4
2019	16.3
2020	15.5
2021	15.5
2022	15.5
2023 and beyond	116.0
Total	$183.2

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and nine months ended September 30, 2018 and 2017. Refer to Note 10 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $10.7 million and $3.3 million during the three months ended September 30, 2018 and 2017, respectively, and $25.1 million and $13.8 million during the nine months ended September 30, 2018 and 2017, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material acquisitions during 2018 and 2017 as if the acquisitions occurred on January 1, 2017. The pro forma net loss for the three and nine months ended September 30, 2018 and 2017 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies, and IFRS to US GAAP adjustments for Interoute. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Amounts in millions, except per share and share data)
Revenue	$448.6	$444.7	$1,381.2	$1,301.4
Net loss	$(23.4)	$(9.3)	$(75.0)	$(137.3)

Loss per share:
Basic	$(0.43)	$(0.18)	$(1.52)	$(2.71)
Diluted	$(0.43)	$(0.18)	$(1.52)	$(2.71)

Denominator for basic EPS – weighted average shares	54,671,787	51,351,787	49,210,929	50,749,411
Denominator for diluted EPS – weighted average shares	54,671,787	51,351,787	49,210,929	50,749,411

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,666.8 million and $644.5 million as of September 30, 2018 and December 31, 2017, respectively. Additionally, the Company's intangible asset balance was $564.6 million and $417.1 million as of September 30, 2018 and December 31, 2017, respectively. The additions to both goodwill and intangible assets during the nine months ended September 30, 2018 relate primarily to the acquisition of ACI and Interoute (refer to Note 2 - Business Acquisitions).

The change in the carrying amount of goodwill for the nine months ended September 30, 2018 was as follows (amounts in millions):

Goodwill - December 31, 2017	$644.5
Initial goodwill associated with 2018 business combinations	1,107.3
Adjustments to 2018 business combinations	(100.0)
Adjustments to prior year business combinations	23.5
Foreign currency translation adjustments	(8.5)
Goodwill - September 30, 2018	$1,666.8

The following table summarizes the Company’s intangible assets as of September 30, 2018 and December 31, 2017 (amounts in millions):

		September 30, 2018			December 31, 2017
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-20 years	$746.8	$212.7	$534.1	$552.8	$155.1	$397.7
Non-compete agreements	3-5 years	4.7	4.6	0.1	4.6	4.5	0.1
Other intangible assets	3-7 years	1.7	1.7	—	1.7	1.7	—
Intellectual property	10 years	38.9	10.3	28.6	23.7	5.2	18.5
Tradename	1-3 years	6.1	4.3	1.8	3.9	3.1	0.8
		$798.2	$233.6	$564.6	$586.7	$169.6	$417.1

Amortization expense was $22.9 million and $17.0 million for the three months ended September 30, 2018 and 2017, respectively, and $64.0 million and $49.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2018 in each of the years subsequent to September 30, 2018 is as follows (amounts in millions):

2018 remaining	$22.0
2019	84.2
2020	80.4
2021	78.7
2022	65.7
2023 and beyond	233.6
Total	$564.6

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes the Company’s prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 (amounts in millions):

	September 30, 2018	December 31, 2017
Prepaid carrier costs	$24.7	$2.1
Prepaid selling, general and administrative	14.0	10.0
Interest rate swaps	5.8	—
Short term deposits	2.6	0.4
Taxes receivable	2.8	1.5
Capitalized commissions	3.2	—
Other	15.7	10.1
	$68.8	$24.1

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 (amounts in millions):

	September 30, 2018	December 31, 2017
Compensation and benefits	$35.1	$13.3
Carrier costs	61.9	13.8
Restructuring	23.7	9.7
Interest	13.2	22.9
Fiber pair repurchase	—	10.0
Accrued taxes	6.8	9.6
Interest rate swaps	6.5	—
Selling, general and administrative	3.4	2.1
Other	18.1	7.6
	$168.7	$89.0

NOTE 6 — DEFERRED REVENUE

Total deferred revenue as of September 30, 2018 and December 31, 2017 was $460.1 million and $161.7 million, respectively, consisting of unamortized prepaid capacity sales, IRUs, deferred non-recurring revenue, and unearned revenue for amounts billed in advance to customers. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheets.

Significant changes in deferred revenue balances during the period are as follows (amounts in millions):

	Nine Months Ended September 30, 2018
	Contract Term			ASC 606 Revenue as a % of Greater than 1 Year (1)
	Less than 1 Year	Greater than 1 Year	Total
Balance, December 31, 2017	$31.4	$130.3	$161.7	45.7%
Revenue recognized from beginning balance	(28.8)	(16.8)	(45.6)	82.1%
Increase in deferred revenue (gross)	472.5	13.7	486.2	32.4%
Revenue recognized on increase in deferred revenue	(383.3)	(4.3)	(387.6)	41.9%
Business combinations (gross)	69.0	242.3	311.3	22.1%
Revenue recognized from business combinations	(57.6)	(8.3)	(65.9)	33.7%
Balance, September 30, 2018	$103.2	$356.9	$460.1	27.7%
(1) Refer to Footnote 1 - Organization and Business for a discussion of the required disclosures in accordance with ASC 606.

The change in deferred revenue per the table above includes the non-cash impact of foreign currency translation adjustments of $1.7 million for the nine months ended September 30, 2018.

	Three Months Ended September 30, 2018
	Contract Term			ASC 606 Revenue as a % of Greater than 1 Year (1)
	Less than 1 Year	Greater than 1 Year	Total
Balance, June 30, 2018	$112.2	$357.5	$469.7	28.5%
Revenue recognized from beginning balance	(97.4)	(9.5)	(106.9)	57.9%
Increase in deferred revenue (gross)	226.2	12.1	238.3	32.2%
Revenue recognized on increase in deferred revenue	(137.8)	(3.2)	(141.0)	43.8%
Balance, September 30, 2018	$103.2	$356.9	$460.1	27.7%
(1) Refer to Footnote 1 - Organization and Business for a discussion of the required disclosures in accordance with ASC 606.

Remaining amortization at September 30, 2018 and in each of the years subsequent to September 30, 2018 is as follows (amounts in millions):

	Contract Term			ASC 606 Revenue as a % of Greater than 1 Year (1)
	Less than 1 Year	Greater than 1 Year	Total
2018 remaining	$95.4	$14.0	$109.4	51.4%
2019	7.8	56.5	64.3	50.8%
2020	—	39.3	39.3	35.4%
2021	—	35.0	35.0	33.7%
2022	—	33.0	33.0	33.6%
2023 and beyond	—	179.1	179.1	14.7%
	$103.2	$356.9	$460.1	27.7%
(1) Refer to Footnote 1 - Organization and Business for a discussion of the required disclosures in accordance with ASC 606.

NOTE 7     — DEBT

As of September 30, 2018 and December 31, 2017, long-term debt was as follows (amounts in millions):

	September 30, 2018	December 31, 2017

US Term loan	$1,765.6	$693.0
EMEA Term loan	868.2	—
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	7.5	—
Other secured loans	21.6	—
Total debt obligations	3,237.9	1,268.0
Unamortized debt issuance costs	(32.1)	(33.8)
Unamortized original issuance premium (discount), net	(49.4)	9.3
Carrying value of debt	3,156.4	1,243.5
Less current portion	(40.9)	(7.0)
Long-term debt less current portion	$3,115.5	$1,236.5

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

The maturity date of the US Term Loan Facility and the EMEA Term Loan Facility (collectively the "Term Loan Facilities") is May 31, 2025 and the maturity date of the Revolving Line of Credit Facility is May 31, 2023. Each maturity date may be extended per the terms of the 2018 Credit Agreement. If within six months after entering into the 2018 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of such term loans, such prepayment or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced. No such prepayments or amendments were made through September 30, 2018.

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

The unused and available amount of the Revolving Line of Credit Facility at September 30, 2018 was as follows (amounts in millions):

Committed capacity	$200.0
Borrowings outstanding	(7.5)
Letters of credit issued	(13.9)
Unused and available	$178.6

The obligations of the Company under the 2018 Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company.

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. If triggered, the covenant requires the Company to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
September 30, 2018	6.50:1.00
December 31, 2018	6.50:1.00
March 31, 2019	6.50:1.00
June 30, 2019	6.50:1.00
September 30, 2019	6.25:1.00
December 31, 2019	6.25:1.00
March 31, 2020	6.00:1.00
June 30, 2020	6.00:1.00
September 30, 2020	5.50:1.00
December 31, 2020	5.50:1.00
March 31, 2021	5.50:1.00
June 30, 2021	5.00:1.00
September 30, 2021	5.00:1.00
December 31, 2021	4.50:1.00
March 31, 2022	4.50:1.00
June 30, 2022 and thereafter	4.25:1.00

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

The fair value of the interest rate swaps at September 30, 2018 was as follows (in millions):

				Fair Value
				September 30, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$5.5	$—
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(1.5)
Interest rate swap	$300.0	6/29/2018	6/30/2021	0.3	—
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(5.0)
				$5.8	$(6.5)

The Company records the fair value of interest rate swaps in its consolidated balance sheets within prepaid expenses and other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. During the three and nine months ended September 30, 2018, the Company recognized a gain of $8.6 million and a loss of $0.7 million in other expense, net due to the change in fair value of its interest rate swaps.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018 the Company acquired other loans related to loans secured by certain network assets. The balance of other secured loans at September 30, 2018 was $21.6 million.

Effective Interest Rate

The effective interest rate on the long-term debt at September 30, 2018 and December 31, 2017 was 5.3% and 4.5%, respectively. The effective interest rate at September 30, 2018 considers the impact of the interest rate swaps.

Long-term Debt Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of September 30, 2018 (amounts in millions):

Total debt
2018 remaining	$10.4
2019	39.3
2020	30.9
2021	26.8
2022	26.4
2023 and beyond	3,104.1
$3,237.9

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the nine months ended September 30, 2018 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2017	$(14.7)	$—	$(16.1)	$(3.0)	$(33.8)
Debt issuance costs incurred	(4.7)	(2.9)	—	(0.6)	(8.2)
Amortization	1.5	0.1	1.4	0.4	3.4
Loss on debt extinguishment	6.1	—	—	0.4	6.5
Balance, September 30, 2018	$(11.8)	$(2.8)	$(14.7)	$(2.8)	$(32.1)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense associated with the amortization of debt issuance costs was $1.1 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the original issuance (discount) and premium activity for the nine months ended September 30, 2018 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2017	$(6.5)	$—	$15.8	$9.3
New Original Issuance Discount	(8.9)	(4.4)	—	(13.3)
Fees paid to lenders	(35.2)	(19.4)	—	(54.6)
Amortization	2.2	1.1	(1.4)	1.9
Loss on debt extinguishment	7.3	—	—	7.3
Balance, September 30, 2018	$(41.1)	$(22.7)	$14.4	$(49.4)

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Amortization of original issuance discounts and premiums was $1.7 million and netted to zero for the three months ended September 30, 2018 and 2017, respectively, and $1.9 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively and is included in Interest expense, net.

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

NOTE 8 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 14,250,000 shares of which 9,398,923 have been issued and are outstanding as of September 30, 2018.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expense in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$0.2	$0.4	$0.9	$1.1
Restricted stock	8.9	5.7	22.8	14.8
ESPP	0.1	—	0.2	0.1
Total	$9.2	$6.1	$23.9	$16.0

As of September 30, 2018, there was $73.5 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	September 30, 2018
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$0.8	1.01
Time-based restricted stock	56.7	2.30
Performance-based restricted stock (1)	16.0	1.48
Total	$73.5	2.11
(1) Excludes $16.3 million of unrecognized compensation cost related to 2017 Performance Awards where achievement of the performance criteria was not probable as of September 30, 2018.

The following table summarizes the restricted stock granted during the three and nine months ended September 30, 2018 and 2017, respectively (amounts in millions, except shares data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Time-based restricted stock granted	196,468	238,088	815,019	929,896
Fair value of time-based restricted stock granted	$8.8	$7.6	$38.4	$27.5

Performance-based restricted stock granted	—	20,000	8,000	20,000
Fair value of performance-based restricted stock granted	$—	$0.5	$0.4	$0.5

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on date of grant. The Company started recognizing share-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they continued to vest ratably through the third quarter of 2017. As of September 30, 2018, the 2014 Performance Awards were fully vested.

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the fourth quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.9 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, and $5.9 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, unrecognized compensation cost related to the unvested 2015 Performance Awards was $3.4 million.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $1.8 million and $3.6 million for the three and nine months ended September 30, 2018, respectively. No share-based compensation expense was recognized related to the 2017 Performance Awards during the 2017 period. As of September 30, 2018, unrecognized compensation cost related to the unvested 2017 Performance Awards was $28.9 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of September 30, 2018.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At September 30, 2018, 410,378 shares were available for issuance under the ESPP.

NOTE 9 — INCOME TAXES

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

The Company recorded a tax benefit of $1.6 million and $8.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $22.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence identified during the Company's evaluation was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation, as of September 30, 2018 and December 31, 2017, a valuation allowance of $134.6 million and $39.2 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. During the three months ended September 30, 2018, the Company recorded a measurement period adjustment of $158.8 million related to the recognized portion of deferred tax assets for Interoute. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income.

The Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In accordance with SAB No. 118, the Company recorded the provisional income tax effects of the Tax Act as of December 31, 2017. The Company is still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional income tax effect due to, among other things, additional analyses, changes in interpretations and assumptions made, additional regulatory guidance from various federal and state tax jurisdictions that may be issued, and actions the Company may take as a result of the Tax Act. The Company expects to complete its analysis within the one year measurement period in accordance with SAB No. 118. As of September 30, 2018, the Company has not recorded any adjustments to provisional recordings from 2017.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income ("GILTI") provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. Under U.S. GAAP, the Company is required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factor such amounts into our measurement of our deferred taxes (the "deferred method"). During the first quarter 2018, the Company made an accounting policy election to treat the impact of GILTI as a period cost, however the impact is offset by a full valuation allowance in the U.S.

NOTE 10 — SEVERANCE, RESTRUCTURING, AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with 2017 and 2018 acquisitions. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions.

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the three months ended September 30, 2018 (amounts in millions):

	Balance, June 30, 2018	Charges	Payments	Foreign Currency Translation Adjustments	Balance, September 30, 2018
Employee Termination Benefits	$9.1	$9.8	$(7.6)	$(0.2)	$11.1
Lease terminations	9.3	0.6	(1.1)	—	8.8
Other contract terminations	0.7	5.1	(2.0)	—	3.8
	$19.1	$15.5	$(10.7)	$(0.2)	$23.7

During the three months ended September 30, 2017 the Company incurred severance, restructuring and other exit costs of $11.1 million and made payments of $2.8 million relating to acquisitions.

The total exit costs recorded and paid relating to the acquisitions mentioned above are summarized as follows for the nine months ended September 30, 2018 (amounts in millions):

	Balance, December 31, 2017	Charges	Acquired Costs	Payments	Foreign Currency Translation Adjustments	Balance, September 30, 2018
Employee Termination Benefits	$5.5	$15.9	$6.0	$(16.1)	$(0.2)	$11.1
Lease terminations	2.4	1.0	7.8	(2.4)	—	8.8
Other contract terminations	1.8	5.8	—	(3.8)	—	3.8
	$9.7	$22.7	$13.8	$(22.3)	$(0.2)	$23.7

During the nine months ended September 30, 2017 the Company incurred severance, restructuring and other exit costs of $21.8 million and made payments of $9.4 million relating to acquisitions.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations are as follows at September 30, 2018 (amounts in millions):

	Network Supply	Office Space	Capital Leases	Other
2018 remaining	$99.5	$6.1	$1.4	$18.0
2019	346.0	20.8	4.4	4.9
2020	242.1	17.8	5.2	2.6
2021	130.6	14.8	4.2	1.4
2022	39.6	10.2	3.1	—
2023 and beyond	182.8	29.1	24.7	—
	$1,040.6	$98.8	$43.0	$26.9

Refer to Note 7 - Debt for the aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) at September 30, 2018.

Network Supply Agreements

As of September 30, 2018, the Company had purchase obligations of $1,040.6 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories, the Company's core network backbone and customer specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core network backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Office Space and Leases

The Company is currently headquartered in McLean, Virginia and has 35 other offices throughout North America, 40 offices in Europe, five offices in Asia, two offices in the Middle East, and one office in South America. The Company records rent expense using the straight-line method over the term of the respective lease agreement. Office facility rent expense was $4.6 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $10.4 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. As of September 30, 2018, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flows.

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

Infrastructure Services

We provide a full suite of infrastructure services over our fiber network, enabling cloud-based applications and the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our native wavelength product is designed to deliver scalable high-performance optical connectivity over a state-of-the-art dense wave division multiplexing platform. Our service is differentiated based on an expansive pan-European fiber footprint and transatlantic cable infrastructure, network diversity, and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include internet-based technology companies and OTTs, large banks, and other service providers requiring network infrastructure.

We offer dark fiber and duct to our largest clients for Infrastructure services, which can be tailored to meet their unique network capacity requirements.

We provide colocation services in 54 facilities in Europe and North America, which include 17 owned and operated data centers. The turnkey service offering includes cabinets, racks, suites, and technical support services, providing clients with efficient and secure access to other carrier networks.

Additionally, we provide provides ultra-low latency services between the major financial centers and exchanges, tailored to meet the requirements of proprietary trading firms for the fastest connections. Our service provides the industry leading lowest latency performance of the Express transatlantic subsea cable connecting North America and Europe, which is wholly owned and operated by GTT.

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

Client and Network Contracts

Our client contracts are most commonly three years for the initial term but can range from one to five years or sometimes longer. Following the initial term, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a client terminates its agreement, the terms of our client contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Our revenue is composed of recurring revenue and non-recurring revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the nine months ended September 30, 2018, recurring revenue was approximately 93% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, one-time termination charges for clients who cancel their services prior to the contract termination date, and usage revenue which represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of September 30, 2018, we had approximately 3,300 full-time equivalent employees. For the nine months ended September 30, 2018, the total employee cash compensation and benefits represented approximately 14% of total revenue.

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

On May 31, 2018, the Company closed on the transaction and acquired Interoute. The Company paid the €1,915.2 million, or $2,239.3 million in cash consideration using the exchange rate in effect at closing, which at $1.16920 to €1.00 was lower than at announcement, of which $66.1 million was net cash acquired, and assumed $27.7 million in debt. Concurrent with closing of the acquisition, and as a result of the decline in exchange rate, the Company settled the deal-contingent foreign currency hedge arrangement for $105.8 million, inclusive of fees.  The $105.8 million has been recorded as a loss in the statement of operations within other expense.  The combination of the consideration paid at closing plus the settlement of the hedge are consistent with the total expected price of the transaction at announcement in February 2018.

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

During the nine months ended September 30, 2018, we did not acquire any such customer contracts.

During the nine months ended September 30, 2017, we acquired customer contracts for an aggregate purchase price of $37.3 million.

Indebtedness

The following summarizes our long-term debt at September 30, 2018 and December 31, 2017 (amounts in millions):

	September 30, 2018	December 31, 2017

US Term loan	$1,765.6	$693.0
EMEA Term loan	868.2	—
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	7.5	—
Other secured loans	21.6	—
Total debt obligations	3,237.9	1,268.0
Unamortized debt issuance costs	(32.1)	(33.8)
Unamortized original issuance premium (discount), net	(49.4)	9.3
Carrying value of debt	3,156.4	1,243.5
Less current portion	(40.9)	(7.0)
Long-term debt less current portion	$3,115.5	$1,236.5

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

The maturity date of the US Term Loan Facility and the EMEA Term Loan Facility (collectively the "Term Loan Facilities") is May 31, 2025 and the maturity date of the Revolving Line of Credit Facility is May 31, 2023. Each maturity date may be extended per the terms of the 2018 Credit Agreement. If within six months after entering into the 2018 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of such term loans, such prepayment or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced. No such prepayments or amendments were made through September 30, 2018.

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

The unused and available amount of the Revolving Line of Credit Facility at September 30, 2018 was as follows (amounts in millions):

Committed capacity	$200.0
Borrowings outstanding	(7.5)
Letters of credit issued	(13.9)
Unused and available	$178.6

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. If triggered, the covenant requires the Company to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
September 30, 2018	6.50:1.00
December 31, 2018	6.50:1.00
March 31, 2019	6.50:1.00
June 30, 2019	6.50:1.00
September 30, 2019	6.25:1.00
December 31, 2019	6.25:1.00
March 31, 2020	6.00:1.00
June 30, 2020	6.00:1.00
September 30, 2020	5.50:1.00
December 31, 2020	5.50:1.00
March 31, 2021	5.50:1.00
June 30, 2021	5.00:1.00
September 30, 2021	5.00:1.00
December 31, 2021	4.50:1.00
March 31, 2022	4.50:1.00
June 30, 2022 and thereafter	4.25:1.00

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

The fair value of the interest rate swaps at September 30, 2018 was as follows (in millions):

				Fair Value
				September 30, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$5.5	$—
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(1.5)
Interest rate swap	$300.0	6/29/2018	6/30/2021	0.3	—
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(5.0)
				$5.8	$(6.5)

We record the fair value of interest rate swaps in our consolidated balance sheets within other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. During the three and nine months ended September 30, 2018, we recognized a gain of $8.6 million and a loss of $0.7 million in other expense, net due to the change in fair value of our interest rate swaps.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018 the Company acquired other loans related to loans secured by certain network assets. The balance of other secured loans at September 30, 2018 was $21.6 million.

Effective Interest Rate

The effective interest rate on the long-term debt at September 30, 2018 and December 31, 2017 was 5.3% and 4.5%, respectively. The effective interest rate at September 30, 2018 considers the impact of the interest rate swaps.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended September 30, 2018 and 2017 (amounts in millions):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Change

Revenue:
Telecommunications services	$448.6	$202.6	$246.0	121.4%

Operating expenses:
Cost of telecommunications services	247.4	103.8	143.6	138.3%
Selling, general and administrative expenses	112.7	52.0	60.7	116.7%
Severance, restructuring and other exit costs	15.5	11.1	4.4	39.6%
Depreciation and amortization	58.5	32.8	25.7	78.4%

Total operating expenses	434.1	199.7	234.4	117.4%

Operating income	14.5	2.9	11.6	400.0%

Other expense:
Interest expense, net	(47.6)	(18.3)	(29.3)	160.1%
Loss on debt extinguishment	—	(3.0)	3.0	*
Other expense, net	8.1	0.2	7.9	*

Total other expense	(39.5)	(21.1)	(18.4)	87.2%

Loss before income taxes	(25.0)	(18.2)	(6.8)	*

Benefit from income taxes	(1.6)	(8.7)	7.1	*

Net loss	$(23.4)	$(9.5)	$(13.9)	*
* - Not meaningful

Revenue
Our revenue increased by $246.0 million, or 121.4%, from $202.6 million for the three months ended September 30, 2017 to $448.6 million for the three months ended September 30, 2018. The increase was primarily due to the 2017 acquisitions of Global Capacity, Transbeam, and Custom Connect (collectively, the "2017 Acquisitions"), and the 2018 acquisitions of ACI and Interoute (collectively, the "2018 Acquisitions").

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2017, revenue would have been higher by $2.5 million for the three months ended September 30, 2018.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $143.6 million, or 138.3%, from $103.8 million for the three months ended September 30, 2017 to $247.4 million for the three months ended September 30, 2018. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2017 Acquisitions and the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2017, cost of telecommunications services provided would have been higher by $1.3 million for the three months ended September 30, 2018.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $60.7 million, or 116.7%, from $52.0 million for the three months ended September 30, 2017 to $112.7 million for the three months ended September 30, 2018. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 (amounts in millions):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$60.1	$24.7	$35.4	143.3%
Share-based compensation	9.2	6.1	3.1	50.8%
Transaction and integration expense	10.7	3.3	7.4	224.2%
Other SG&A(1)	32.7	17.9	14.8	82.7%
Total	$112.7	$52.0	$60.7	116.7%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2017 Acquisitions and 2018 Acquisitions. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were primarily driven by higher integration costs related to Interoute during the three months ended September 30, 2018. Other SG&A expense increases were principally driven by 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2017, selling, general and administrative expenses would have been higher by $0.5 million for the three months ended September 30, 2018.

Severance, Restructuring and Other Exit Costs. For the three months ended September 30, 2018, we incurred exit costs of $15.5 million primarily relating to 2018 Acquisitions. For the three months ended September 30, 2017, we incurred exit costs of $11.1 million relating to 2017 Acquisitions.

Depreciation and Amortization. Amortization of intangible assets increased $5.9 million or 34.7%, from $17.0 million for the three months ended September 30, 2017 to $22.9 million for the three months ended September 30, 2018, primarily due to the additional definite-lived intangible assets recorded in connection with 2017 Acquisitions and 2018 Acquisitions. Depreciation expense increased $19.8 million, or 125.3% from $15.8 million for the three months ended September 30, 2017 to $35.6 million for the three months ended September 30, 2018, primarily due to the assets acquired from the Hibernia and Interoute acquisitions.

Other Expense. Other expense increased by $18.4 million to $39.5 million for the three months ended September 30, 2018, compared to $21.1 million for the three months ended September 30, 2017. This is primarily attributed to higher interest expense due to higher debt levels driven by 2017 Acquisitions and 2018 Acquisitions, partially offset by gain on derivative financial instruments of $8.3 million due to changes in fair value on the interest rate swaps.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the nine months ended September 30, 2018 and 2017 (amounts in millions):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Change

Revenue:
Telecommunications services	$1,036.0	$578.6	$457.4	79.1%

Operating expenses:
Cost of telecommunications services	568.2	296.1	272.1	91.9%
Selling, general and administrative expenses	270.7	151.6	119.1	78.6%
Severance, restructuring and other exit costs	22.7	21.8	0.9	4.1%
Depreciation and amortization	146.5	94.7	51.8	54.7%

Total operating expenses	1,008.1	564.2	443.9	78.7%

Operating income	27.9	14.4	13.5	93.8%

Other expense:
Interest expense, net	(98.7)	(50.7)	(48.0)	94.7%
Loss on debt extinguishment	(13.8)	(8.6)	(5.2)	60.5%
Other expense, net	(106.9)	0.2	(107.1)	*

Total other expense	(219.4)	(59.1)	(160.3)	271.2%

Loss before income taxes	(191.5)	(44.7)	(146.8)	328.4%

Benefit from income taxes	(1.1)	(22.7)	21.6	*

Net loss	$(190.4)	$(22.0)	$(168.4)	*
* - Not meaningful

Revenue
Our revenue increased by $457.4 million, or 79.1%, from $578.6 million for the nine months ended September 30, 2017 to $1,036.0 million for the nine months ended September 30, 2018. The increase was primarily due to the 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2017, revenue would have been lower by $23.9 million for the nine months ended September 30, 2018.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $272.1 million, or 91.9%, from $296.1 million for the nine months ended September 30, 2017 to $568.2 million for the nine months ended September 30, 2018. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2017, cost of telecommunications services provided would have been lower by $12.8 million for the nine months ended September 30, 2018.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $119.1 million, or 78.6%, from $151.6 million for the nine months ended September 30, 2017 to $270.7 million for the nine months ended September 30, 2018. The following table summarizes the major categories of selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 (amounts in millions):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$139.8	$70.4	$69.4	98.6%
Share-based compensation	23.9	16.0	7.9	49.4%
Transaction and integration expense	25.1	13.8	11.3	81.9%
Other SG&A(1)	81.9	51.4	30.5	59.3%
Total	$270.7	$151.6	$119.1	78.6%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2017 Acquisitions and 2018 Acquisitions. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by final integration costs related to Hibernia and transaction costs associated with the acquisition of Perseus, Global Capacity, and Interoute. Other SG&A expense increases were principally driven by 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2017, selling, general and administrative expenses would have been lower by $4.7 million for the nine months ended September 30, 2018.

Severance, Restructuring and Other Exit Costs. For the nine months ended September 30, 2018, we incurred exit costs of $22.7 million relating to 2017 Acquisitions and 2018 Acquisitions. We incurred $21.8 million related to 2017 Acquisitions for the nine months ended September 30, 2017.

Depreciation and Amortization. Amortization of intangible assets increased $14.4 million or 29.0%, from $49.6 million for the nine months ended September 30, 2017 to $64.0 million for the nine months ended September 30, 2018, primarily due to the additional definite-lived intangible assets recorded in connection with 2017 Acquisitions and 2018 Acquisitions. Depreciation expense increased $37.4 million, or 82.9% from $45.1 million to $82.5 million for the nine months ended September 30, 2018, primarily due to the assets acquired from the Hibernia and Interoute acquisitions.

Other Expense. Other expense increased by $160.3 million to $219.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This is primarily attributed to higher interest expense due to higher debt levels driven by 2017 Acquisitions and 2018 Acquisitions, loss on derivative financial instruments of $107.0 million primarily related to the cost of the derivative financial liability related to currency hedging for the Interoute acquisition of $105.8 million partially offset by a gain due to changes in fair value on the interest rate swaps of $8.3 million, and a loss on debt extinguishment of $13.8 million.

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

Our capital expenditures increased by $34.5 million, or 128.3% from $26.9 million for the nine months ended September 30, 2017 to $61.4 million for the nine months ended September 30, 2018. The increase in capital expenditures was due mainly to the 2017 Acquisitions and 2018 Acquisitions. We anticipate that we will incur capital expenditures of approximately 7% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the nine months ended September 30, 2018 and 2017 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Nine Months Ended September 30,
	2018	2017	$ Variance
Net cash provided by operating activities	$50.0	$47.1	$2.9
Net cash used in investing activities	(2,373.9)	(694.6)	(1,679.3)
Net cash provided by financing activities	2,270.3	349.2	1,921.1

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $2.9 million, from $47.1 million for the nine months ended September 30, 2017 to $50.0 million for the nine months ended September 30, 2018. This increase was primarily due to the 2018 Acquisitions and 2017 Acquisitions, partially offset by higher interest expense, non-recurring cash payments for severance and exit costs, and for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts, and capital expenditures.

Net cash flows used in investing activities increased by $1,679.3 million, from $694.6 million for the nine months ended September 30, 2017 to $2,373.9 million for the nine months ended September 30, 2018 due primarily to Interoute.

Cash used for the nine months ended September 30, 2018 consisted of $2,206.7 million for acquisitions, $105.8 million for the settlement of the deal-contingent foreign currency hedge, and capital expenditures of approximately $61.4 million. Cash used for the nine months ended September 30, 2017 consisted of $652.8 million for acquisitions, as well as the purchase of certain customer contracts for which we paid $14.9 million, and capital expenditures of $26.9 million.

Cash Provided by Financing Activities

Our primary source of cash from financing activities are proceeds from debt and equity issuances. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $1,921.1 million, from $349.2 million for the nine months ended September 30, 2017 to $2,270.3 million for the nine months ended September 30, 2018, consisting primarily of net proceeds from the new US Term Loan Facility and EMEA Term Loan Facility, proceeds from net equity issuance, partially offset by repayment of the prior term loan and payment of holdbacks.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of September 30, 2018 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,633.8	$26.4	$52.8	$52.8	$2,501.8
7.875% senior note	575.0	—	—	—	575.0
Other secured loans	21.6	13.9	6.7	1.0	—
Revolving line of credit	7.5	—	—	7.5	—
Operating leases	98.8	22.3	34.0	17.5	25.0
Capital leases	43.0	3.1	10.5	6.3	23.1
Network supplier agreements (1)	1,040.6	372.6	434.0	75.2	158.8
Other (2)	26.9	22.3	4.6	—	—
	$4,447.2	$460.6	$542.6	$160.3	$3,283.7
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

The following is a reconciliation of Adjusted EBITDA from Net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017

Adjusted EBITDA
Net loss	$(23.4)	$(9.5)	$(190.4)	$(22.0)
Benefit from income taxes	(1.6)	(8.7)	(1.1)	(22.7)
Interest and other expense, net	39.5	18.1	205.6	50.5
Loss on debt extinguishment	—	3.0	13.8	8.6
Depreciation and amortization	58.5	32.8	146.5	94.7
Severance, restructuring and other exit costs	15.5	11.1	22.7	21.8
Transaction and integration costs	10.7	3.3	25.1	13.8
Share-based compensation	9.2	6.1	23.9	16.0
Adjusted EBITDA	$108.4	$56.2	$246.1	$160.7

Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow

Adjusted Free Cash Flow is defined as net cash provided by operating activities less purchases of property and equipment, adjusted to exclude cash paid for severance, restructuring and other exit costs, and acquisition-related transaction and integration costs. Adjusted Unlevered Free Cash Flow is defined as Adjusted Free Cash Flow before interest. Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow are not a measurement of our financial performance under GAAP and should not be considered in isolation or as alternatives to net cash flows provided by operating activities, total net cash flows, or any other performance measure derived in accordance with GAAP.

We use Adjusted Free Cash Flow as a measure to evaluate cash generated through normal operating activities. We believe that the presentation of Adjusted Free Cash Flow is relevant and useful to investors because it provides a measure of cash available to pay the principal on our debt and pursue acquisitions of businesses or other strategic investments or uses of capital. We use Adjusted Unlevered Free Cash Flow as a measure to evaluate cash generated through normal operating activities prior to debt service as our debt capital structure will change over time. We believe that the presentation of Adjusted Unlevered Free Cash Flow is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.

The following is a reconciliation of Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow from Cash provided by operating activities (amounts in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$50.0	$47.1
Purchases of property and equipment	(61.4)	(26.9)
Severance, restructuring and other exit costs	22.3	9.4
Transaction and integration costs	24.7	13.0
Adjusted Free Cash Flow	35.6	42.6
Cash paid for interest	102.4	39.0
Adjusted Unlevered Free Cash Flow	$138.0	$81.6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of September 30, 2018, we had $2,633.8 million in term loans and $7.5 million in revolving loans with variable interest rates. The interest expense associated with our term loan and revolving loan will vary with market rates.

The US Term Loan Facility carries an interest rate equal to either Base Rate Loans with applicable margin at 1.75% or Eurocurrency Loans at 2.75%, subject to a floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.7 million, which would decrease our income and cash flows by the same amount. A hypothetical increase of the Eurodollar rate to 4%, the average historical three-month rate, would increase annual interest expense by approximately $14.8 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the LIBOR-based interest rate swaps entered into during 2018.

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

Approximately 53% of our revenues for the three months ended September 30, 2018 were generated by non-US entities, of which approximately 37% was recorded in Euros, approximately 13% was recorded in GBP, and the remainder was recorded predominantly in Canadian dollars. Approximately 51% of our cost of telecommunications services provided and approximately 47% of our selling, general and administrative expenses for the three months ended September 30, 2018 were generated by the same non-US entities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2018, due to the material weakness over internal control over financial reporting described below, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

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

Changes in Internal Control over Financial Reporting

Except for the Company’s design and implementation of new and enhanced controls related to the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) as of September 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to Part I, Item 1A "Risk Factors," contained in our Annual Report on Form 10-K for the year-ended December 31, 2017, as filed with the SEC on March 1, 2018, and Part II, Item 1A "Risk Factors," contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 8, 2018.

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

101*
The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Vice President and Controller
Date:	November 8, 2018		(Principal Accounting Officer)