Form 10-Q
period 2019-03-31
GTT Communications, Inc.
filed 2019-05-10
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

(703) 442-5500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	GTT	The New York Stock Exchange

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

As of May 7, 2019, 55,847,016 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50.7	$55.3
Accounts receivable, net of allowances of $12.7 and $11.1, respectively	226.4	174.5
Prepaid expenses and other current assets	48.7	49.2
Total current assets	325.8	279.0
Property and equipment, net	1,828.0	1,870.4
Operating lease right of use assets	419.9	—
Intangible assets, net	526.5	552.4
Goodwill	1,727.0	1,738.0
Other long-term assets	83.9	97.8
Total assets	$4,911.1	$4,537.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114.4	$89.2
Accrued expenses and other current liabilities	226.1	226.8
Operating lease liabilities	81.0	—
Finance lease liabilities	1.7	6.7
Long-term debt	36.8	39.9
Deferred revenue	87.4	84.2
Total current liabilities	547.4	446.8
Operating lease liabilities, long-term portion	331.2	—
Finance lease liabilities, long-term portion	36.0	35.1
Long-term debt, long-term portion	3,152.2	3,151.6
Deferred revenue, long-term portion	280.8	287.0
Deferred tax liabilities	172.7	176.2
Other long-term liabilities	30.7	26.2
Total liabilities	4,551.0	4,122.9
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 56,227,038 and 55,625,149 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	818.5	809.9
Accumulated deficit	(395.6)	(368.3)
Accumulated other comprehensive loss	(62.8)	(26.9)
Total stockholders’ equity	360.1	414.7
Total liabilities and stockholders’ equity	$4,911.1	$4,537.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Telecommunications services	$450.2	$260.7

Operating expenses:
Cost of telecommunications services	241.8	141.5
Selling, general and administrative expenses	104.1	68.3
Severance, restructuring and other exit costs	2.8	1.9
Depreciation and amortization	62.8	39.8
Total operating expenses	411.5	251.5
Operating income	38.7	9.2

Other expense:
Interest expense, net	(48.2)	(20.9)
Other expense, net	(16.0)	(17.4)
Total other expense	(64.2)	(38.3)
Loss before income taxes	(25.5)	(29.1)
Provision for income taxes	1.8	1.6
Net loss	$(27.3)	$(30.7)

Loss per share:
Basic	$(0.49)	$(0.69)
Diluted	$(0.49)	$(0.69)

Weighted average shares:
Basic	55,839,212	44,632,365
Diluted	55,839,212	44,632,365

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2019	2018
Net loss	$(27.3)	$(30.7)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(35.9)	1.1
Comprehensive loss	$(63.2)	$(29.6)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2018	55,625,149	$—	$809.9	$(368.3)	$(26.9)	$414.7
Share-based compensation for options issued	—	—	0.2	—	—	0.2
Share-based compensation for restricted stock issued	562,385	—	8.5	—	—	8.5
Tax withholding related to the vesting of restricted stock	(9,307)	—	(0.3)	—	—	(0.3)
Stock issued in connection with employee stock purchase plan	14,061	—	0.1	—	—	0.1
Stock issued in connection with acquisitions	(6,954)	—	(0.3)	—	—	(0.3)
Stock options exercised	41,704	—	0.4	—	—	0.4
Net loss	—	—	—	(27.3)	—	(27.3)
Foreign currency translation	—	—	—	—	(35.9)	(35.9)
Balance, March 31, 2019	56,227,038	$—	$818.5	$(395.6)	$(62.8)	$360.1

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance, December 31, 2017	44,531,905	$—	$360.2	$(124.9)	$(3.9)	$231.4
Share-based compensation for options issued	—	—	0.3	—	—	0.3
Share-based compensation for restricted stock issued	294,071	—	5.5	—	—	5.5
Tax withholding related to the vesting of restricted stock	(103,656)	—	(5.2)	—	—	(5.2)
Stock issued in connection with employee stock purchase plan	5,624	—	0.1	—	—	0.1
Stock issued in connection with acquisitions	79,930	—	4.2	—	—	4.2
Stock options exercised	60,711	—	0.6	—	—	0.6
Net loss	—	—	—	(30.7)	—	(30.7)
Foreign currency translation	—	—	—	—	1.1	1.1
Balance, March 31, 2018	44,868,585	$—	$365.7	$(155.6)	$(2.8)	$207.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(27.3)	$(30.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.8	39.8
Share-based compensation	8.7	5.9
Debt discount amortization	1.9	(0.2)
Amortization of debt issuance costs	1.2	1.2
Change in fair value of derivative financial liability	15.3	17.2
Excess tax benefit from stock-based compensation	0.3	(2.4)
Deferred income taxes	1.0	2.8
Change in fair value of acquisition earn-out	—	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(53.7)	10.1
Prepaid expenses and other current assets	(5.4)	(2.3)
Other long-term assets	1.8	(1.8)
Accounts payable	12.1	(0.5)
Accrued expenses and other current liabilities	(12.1)	(24.0)
Deferred revenue	2.6	(5.1)
Other long-term liabilities	6.9	2.1
Net cash provided by operating activities	16.1	12.2

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(0.5)	(33.6)
Purchases of property and equipment	(32.1)	(13.2)
Net cash used in investing activities	(32.6)	(46.8)

Cash flows from financing activities:
Proceeds from revolving line of credit	26.0	—
Repayment of term loans	(6.5)	(1.8)
Repayment of other secured borrowings	(5.1)	—
Payment of holdbacks	(3.3)	(5.7)
Repayment of finance leases	(0.6)	(0.7)
Proceeds from issuance of common stock under employee stock purchase plan	0.1	0.1
Tax withholding related to the vesting of restricted stock	(0.3)	(5.2)
Exercise of stock options	0.4	0.6
Net cash provided by (used in) financing activities	10.7	(12.7)

Effect of exchange rate changes on cash	1.2	0.5

Net decrease in cash, cash equivalents, and restricted cash	(4.6)	(46.8)

Cash, cash equivalents, and restricted cash at beginning of period	55.3	101.2

Cash, cash equivalents, and restricted cash at end of period	$50.7	$54.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$32.0	$31.3
Cash (received for tax refunds) paid for income taxes, net	$(0.1)	$0.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. ("GTT" or the "Company") serves large enterprise and carrier clients with complex national and global networking needs, and differentiates itself from the competition by providing an outstanding service experience built on its core values of simplicity, speed and agility. The Company operates a global Tier 1 internet network ranked among the largest in the industry, and owns a fiber network that includes an expansive pan-European footprint and subsea cables. The Company's global network includes over 600 points of presence ("PoPs") spanning six continents, and the Company provides services in more than 140 countries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed on March 1, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019 or for any other interim period. The December 31, 2018 consolidated balance sheet is condensed from the audited financial statements as of that date.

Changes in Basis of Presentation and Accounting

Certain prior period amounts in the condensed consolidated statement of cash flows have been reclassified to conform with the current period presentation to reflect the total change in deferred revenue into a single line item as well as changes in operating assets and liabilities to more closely align with the related condensed consolidated balance sheet caption.

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

Revenue Recognition

The Company's revenue is derived primarily from telecommunications services, which includes both revenue from contracts with customers and lease revenues. Lease revenue services include dark fiber, duct, and colocation services. All other services are considered revenue from contracts with customers. Revenue from contracts with customers is recognized when services are provided to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those services. Lease revenue represents an arrangement where the customer has the right to use an identified asset for a specified term and such revenue is recognized over the term the customer is given exclusive access to the asset.

The Company's comprehensive portfolio of cloud networking services includes: wide area networking; internet services; transport & infrastructure services; voice services; and other managed services.

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

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenue from contracts with customers disaggregated by primary geographic market based on legal entities (in millions):

	Three Months Ended March 31,
	2019	2018
Primary geographic market:
United States	$204.2	$192.9
Europe	196.5	60.6
Other	11.9	6.2
Total revenue from contracts with customers	412.6	259.7
Lease revenue	37.6	1.0
Total telecommunications services revenue	$450.2	$260.7

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

The Company applies permitted practical expedients to its revenue recognition. The Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

Universal Service Fund ("USF"), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $5.9 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively.

Contract balances. Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). The Company does not have contract assets that represent conditional rights to consideration. The Company’s accounts receivable balance at March 31, 2019 and December 31, 2018 includes $206.0 million and $157.6 million, respectively, related to contracts with customers. There were no other contract assets as of March 31, 2019 or December 31, 2018.

Contract liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales noted above, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period. The Company's contract liabilities were $78.2 million and $75.7 million as of March 31, 2019 and December 31, 2018, respectively. The change in contract liabilities during the three months ended March 31, 2019 included $8.4 million for revenue recognized that was included in the contract liability balance as of January 1, 2019 and $11.6 million for new contract liabilities net of amounts recognized as revenue during the period.

The following table includes estimated revenue from contracts with customers expected to be recognized for each of the years subsequent to March 31, 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2019 and have an original expected duration of greater than one year (amounts in millions):

2019 remaining	$19.5
2020	13.4
2021	11.7
2022	11.3
2023	9.8
2024 and beyond	12.5
$78.2

For a table of estimated revenue to be recognized for consolidated deferred revenue for each of the years subsequent to March 31, 2019 refer to Note 6 - Deferred revenue.

Deferred costs to obtain a contract. The Company defers sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit which is determined by taking into consideration the Company's customer contracts and other factors. Amortization of sales commissions expense is included in selling, general and administrative expenses. Installation costs related to provisioning of communications services that the Company incurs from third-party suppliers, directly attributable and necessary to fulfill particular service contracts, and which costs would not have been incurred but for the occurrence of that service contract, are recorded as deferred contract costs and expensed ratably over the contractual term of service in the same manner as the deferred revenue arising from that contract. Based on historical experience, the Company believes the initial contractual term is the best estimate for the period of earnings.

Deferred sales commissions were $5.1 million and $3.4 million as of March 31, 2019 and December 31, 2018, respectively. There were no other significant amounts of assets recorded related to contract costs as of March 31, 2019 or December 31, 2018.

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

Leases

A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration.

Lessee

Lease contracts from a lessee perspective are classified as either operating or finance. Operating leases are included in Operating lease right of use assets, Operating lease liabilities, and Operating lease liabilities, long-term portion. Finance leases are included in Property and equipment, net, Finance lease liabilities, and Finance lease liabilities, long-term portion.

For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments. The Company used its incremental borrowing rate for leases which do not have a readily determinable implicit rate to determine the present value of the lease payments. The Company’s incremental borrowing rates are the rates of interest that it would have to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Operating leases result in a straight-line lease expense, while finance leases result in an accelerated expense pattern.

The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and non-lease components that transfer an additional service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components for lessee contracts, for all classes of leased assets except for its dark fiber arrangements.

Lessor

Lease contracts from a lessor perspective are classified as either sales-type, direct financing, or operating. Lessor arrangements include dark fiber, duct, and colocation services. The arrangements are operating leases that can also include non-lease components such as operations and maintenance or power services. For its dark fiber and duct arrangements, the Company accounts for lease and non-lease components separately. Revenue attributable to the lease components in these arrangements is recognized on a straight-

line basis over the term of the lease while revenue attributable to non-lease components is accounted for in accordance with other applicable GAAP. The Company has elected not to separate the accounting for non-lease components from lease components in its accounting for colocation arrangements.

Marketing and Advertising Costs

Costs related to marketing and advertising are expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of operations. Third-party marketing and advertising expense was $2.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflects, in periods with earnings and in which it has a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted EPS – net loss available to common stockholders	$(27.3)	$(30.7)
Denominator for basic EPS – weighted average shares	55,839,212	44,632,365
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted average shares	55,839,212	44,632,365

Loss per share:
Basic	$(0.49)	$(0.69)
Diluted	$(0.49)	$(0.69)

All outstanding stock options were anti-dilutive as of March 31, 2019 and 2018 due to the net loss incurred during the periods. There were approximately 474,880 and 626,000 outstanding stock options as of March 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its 2018 Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of March 31, 2019, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

Restricted Cash and Cash Equivalents

Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. The Company had no restricted cash and cash equivalents as of March 31, 2019 or December 31, 2018.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweigh the likelihood of recovery. The allowance for doubtful accounts was $12.7 million and $11.1 million as of March 31, 2019 and December 31, 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial customer installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $4.2 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively. Assets and liabilities under finance leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under finance leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $1.1 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. There were no triggering events or goodwill impairments identified for the three months ended March 31, 2019 and 2018.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 3 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the three months ended March 31, 2019 and 2018.

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

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of March 31, 2019 and December 31, 2018, the Company had open disputes not accrued for of $10.3 million and $9.1 million, respectively.

Acquisition Holdbacks

Acquisition holdbacks represent fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition or asset purchase. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities. As of March 31, 2019 and December 31, 2018, acquisition holdbacks were included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $30.4 million and $31.6 million as of March 31, 2019 and December 31, 2018, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums is the difference between the face value of debt and the amount of principal received when the debt was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes original issuance discounts and premiums by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the original issuance discounts and premiums was a $45.9 million net discount and a $47.8 million net discount as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019 and December 31, 2018, the Company had derivative financial instruments in the form of interest rate swaps outstanding. The interest rate swaps were not designated as hedges and therefore do not qualify for hedge accounting. Refer to Note 7 - Debt for further information.

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the condensed consolidated statement of operations as other expense, net. During the three months ended March 31, 2019 and 2018, the Company recognized a loss of $15.3 million and $17.2 million, respectively, due to the change in fair value of its derivative financial instruments.

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

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in millions). There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.

March 31, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(37.5)	$—	$(37.5)	$—

December 31, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(22.4)	$—	$(22.4)	$—

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

Other Fair Value Measurements

As of March 31, 2019 and December 31, 2018, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of March 31, 2019 and December 31, 2018. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Condensed Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan	$1,756.7	$1,761.2	$1,651.3	$1,648.9
EMEA Term loan	835.4	857.6	814.5	827.5
7.875% Senior unsecured notes	575.0	575.0	506.0	488.8
Revolving line of credit	85.0	59.0	85.0	59.0
Other secured loans	13.2	18.1	13.1	18.1
Total long-term debt, including current portion	$3,265.3	$3,270.9	$3,069.9	$3,042.3
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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of March 31, 2019 or December 31, 2018 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 5% of revenue for the three months ended March 31, 2019 or 2018.

Newly Adopted Accounting Principles

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") No. 2016-02, "Leases (ASC 842)." ASC 842, including all the related amendments subsequent to its issuance, requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. The Company adopted ASC 842 as of January 1, 2019 and applied the optional transition relief method available in the standard. The Company has continued to apply ASC 840, including its disclosure requirements, to the comparative periods presented.

The Company elected the package of practical expedients available in the standard, and so did not reassess the classification of existing leases or any initial direct costs associated with those leases. The Company did not utilize the hindsight practical expedient in its adoption of the new standard. The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.

Upon adoption, the Company recognized right of use assets and lease liabilities for operating leases, where we are the lessee, in the amount of $437.6 million and $434.6 million, respectively. The right of use assets included adjustments for prepayments, deferred rent, and above/below market lease intangibles. The adoption of this standard did not impact opening retained earnings. There was no material impact upon adoption to the accounting for leases for which the Company is the lessor.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for reclassification of stranded tax effects on items resulting from the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The guidance is effective for the Company for interim and annual reporting periods beginning after December 31, 2018. The Company adopted the guidance as of January 1, 2019, and the provisions of the new guidance did not have a material impact on its condensed consolidated financial statements.

In August 2018, the SEC issued several final rules, including but not limited to SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification (“Final Rule”), which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements.  This Final Rule is intended to facilitate disclosure information provided to investors and simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders' equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The Final Rule was effective on November 5, 2018, however, the SEC staff announced that it would not object if the filer's first presentation of the changes in stockholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company used the new presentation of a condensed consolidated statement of stockholders' equity within its interim financial statements beginning in its Form 10-Q for the quarter ended March 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendment to the initial guidance, ASU 2018-19, in November 2018. The updated guidance introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The updated guidance is to be applied using a modified retrospective transition approach and is effective for annual and interim reporting periods beginning after December 15, 2021, and early adoption is permitted. The Company is currently assessing the impact the updated guidance will have on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The guidance will be effective for the Company interim and annual reporting periods beginning after December 15, 2019, and early adoption permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not anticipate the updated guidance will have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB during 2019 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

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

There were no acquisitions completed during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company paid $0.5 million of additional cash consideration for Access Point, Inc. ("API"), which is included within Acquisitions of business, net of cash acquired within our condensed consolidated statement of cash flows.

For material acquisitions completed during 2018, 2017, and 2016, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the three months ended March 31, 2019, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2018.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

Transaction Costs

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. There are two types of costs that the Company accounts for:

•Severance, restructuring and other exit costs
•Transaction and integration costs

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three months ended March 31, 2019 and 2018. Refer to Note 10 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $9.2 million and $5.9 million during the three months ended March 31, 2019 and 2018, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material acquisitions during 2018 as if the acquisitions occurred on January 1, 2018. The pro forma net loss for the three months ended March 31, 2018 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies, and IFRS to US GAAP adjustments for Interoute. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

Three Months Ended March 31, 2018
(Amounts in millions, except per share and share data)
Revenue	$471.4
Net loss	$(20.2)

Loss per share:
Basic	$(0.37)
Diluted	$(0.37)

Denominator for basic EPS – weighted average shares	54,221,459
Denominator for diluted EPS – weighted average shares	54,221,459

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,727.0 million and $1,738.0 million as of March 31, 2019 and December 31, 2018, respectively. Additionally, the Company's intangible asset balance was $526.5 million and $552.4 million as of March 31, 2019 and December 31, 2018, respectively. The additions to goodwill during the three months ended March 31, 2019 relate primarily to measurement period adjustments for the acquisitions of Interoute and Access Point, Inc.

The change in the carrying amount of goodwill for the three months ended March 31, 2019 was as follows (amounts in millions):

Goodwill - December 31, 2018	$1,738.0
Adjustments to prior year business combinations	13.1
Foreign currency translation adjustments	(24.1)
Goodwill - March 31, 2019	$1,727.0

The following table summarizes the Company’s intangible assets as of March 31, 2019 and December 31, 2018 (amounts in millions):

		March 31, 2019			December 31, 2018
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-20 years	$753.6	$253.7	$499.9	$757.7	$233.7	$524.0
Non-compete agreements	3-5 years	4.7	4.6	0.1	4.7	4.6	0.1
Intellectual property	10 years	38.3	12.3	26.0	38.6	11.3	27.3
Tradename	1-3 years	6.0	5.5	0.5	6.0	5.0	1.0
		$802.6	$276.1	$526.5	$807.0	$254.6	$552.4

Amortization expense was $22.1 million and $20.1 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2019 in each of the years subsequent to March 31, 2019 is as follows (amounts in millions):

2019 remaining	$63.2
2020	81.4
2021	79.7
2022	66.7
2023	54.2
2024 and beyond	181.3
Total	$526.5

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes the Company’s prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 (amounts in millions):

	March 31, 2019	December 31, 2018
Prepaid carrier costs	$13.4	$18.9
Prepaid selling, general and administrative	16.2	14.7
Short-term deposits	1.4	1.3
Taxes receivable	2.6	2.5
Deferred commissions	5.1	3.4
Other	10.0	8.4
	$48.7	$49.2

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 (amounts in millions):

	March 31, 2019	December 31, 2018
Compensation and benefits	$27.4	$36.9
Carrier costs	94.3	101.1
Restructuring	19.9	25.8
Interest rate swaps	37.5	22.4
Interest	15.4	3.2
Acquisition holdbacks	3.3	6.7
Accrued taxes	3.7	2.8
Selling, general and administrative	7.9	8.3
Accrued capital expenditures	3.9	7.7
Other	12.8	11.9
	$226.1	$226.8

NOTE 6 — DEFERRED REVENUE

Total deferred revenue as of March 31, 2019 and December 31, 2018 was $368.2 million and $371.2 million, respectively, consisting of unamortized prepaid services, IRUs, and deferred non-recurring revenue. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheets.

Significant changes in deferred revenue balances during the period are as follows (amounts in millions):

	Three Months Ended March 31, 2019
	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
Balance, December 31, 2018	$28.7	$342.5	$371.2
Revenue recognized from beginning balance	(20.3)	(16.4)	(36.7)
Increase in deferred revenue (gross)	58.0	12.3	70.3
Revenue recognized on increase in deferred revenue	(31.0)	—	(31.0)
Foreign currency translation adjustments	(0.3)	(5.3)	(5.6)
Balance, March 31, 2019	$35.1	$333.1	$368.2

Remaining amortization at March 31, 2019 and in each of the years subsequent to March 31, 2019 is as follows (amounts in millions):

	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
2019 remaining	$34.5	$41.9	$76.4
2020	0.6	39.4	40.0
2021	—	36.5	36.5
2022	—	35.0	35.0
2023	—	33.4	33.4
2024 and beyond	—	146.9	146.9
	$35.1	$333.1	$368.2

NOTE 7     — DEBT

As of March 31, 2019 and December 31, 2018, long-term debt was as follows (amounts in millions):

	March 31, 2019	December 31, 2018

US Term loan	$1,756.7	$1,761.2
EMEA Term loan	835.4	857.6
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	85.0	59.0
Other secured loans	13.2	18.1
Total debt obligations	3,265.3	3,270.9
Unamortized debt issuance costs	(30.4)	(31.6)
Unamortized original issuance discount, net	(45.9)	(47.8)
Carrying value of debt	3,189.0	3,191.5
Less current portion	(36.8)	(39.9)
Long-term debt less current portion	$3,152.2	$3,151.6

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

The maturity date of the US Term Loan Facility and the EMEA Term Loan Facility (collectively the "Term Loan Facilities") is May 31, 2025 and the maturity date of the Revolving Line of Credit Facility is May 31, 2023. Each maturity date may be extended per the terms of the 2018 Credit Agreement. If within six months after entering into the 2018 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of such term loans, such prepayment or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced. No such prepayments or amendments were made through March 31, 2019.

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

The unused and available amount of the Revolving Line of Credit Facility at March 31, 2019 was as follows (amounts in millions):

Committed capacity	$200.0
Borrowings outstanding	(85.0)
Letters of credit issued	(11.5)
Unused and available	$103.5

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

Fiscal Quarter Ending	Maximum Ratio
March 31, 2019	6.50:1
June 30, 2019	6.50:1
September 30, 2019	6.25:1
December 31, 2019	6.25:1
March 31, 2020	6.00:1
June 30, 2020	6.00:1
September 30, 2020	5.50:1
December 31, 2020	5.50:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

As of March 31, 2019, the Company's Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, as defined in the 2018 Credit Agreement, was approximately 5.0:1, which is below the maximum permitted ratio of 6.50:1. Therefore, the Company was in compliance with its financial covenant at March 31, 2019.

Interest Rate Swaps

In April and May 2018, the Company entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at March 31, 2019 and December 31, 2018 was as follows (in millions):

				Fair Value
				March 31, 2019		December 31, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$—	$(9.7)	$—	$(4.4)
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(10.1)	—	(6.9)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(4.1)	—	(2.8)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(13.6)	—	(8.3)
				$—	$(37.5)	$—	$(22.4)

The Company records the fair value of interest rate swaps in its condensed consolidated balance sheets within prepaid expenses and other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. During the three months ended March 31, 2019, the Company recognized a loss of $15.3 million of in other expense, net due to the change in fair value of its interest rate swaps. There were no interest rate swaps outstanding during the three months ended March 31, 2018.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018, the Company acquired other loans secured by certain network assets. The balance of other secured loans at March 31, 2019 and December 31, 2018 was $13.2 million and $18.1 million, respectively.

Effective Interest Rate

The effective interest rate on the long-term debt at March 31, 2019 and December 31, 2018 was 5.4% and 5.3%, respectively. The effective interest rate considers the impact of the interest rate swaps.

Long-term Debt Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of March 31, 2019 (amounts in millions):

Total Debt
2019 remaining	$28.4
2020	30.2
2021	26.4
2022	26.1
2023	111.1
2024 and beyond	3,043.1
$3,265.3

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the three months ended March 31, 2019 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2018	$(11.5)	$(3.2)	$(14.3)	$(2.6)	$(31.6)
Amortization	0.4	0.1	0.5	0.2	1.2
Balance, March 31, 2019	$(11.1)	$(3.1)	$(13.8)	$(2.4)	$(30.4)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to "Long-term debt." Interest expense associated with the amortization of debt issuance costs was $1.2 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the original issuance (discount) and premium activity for the three months ended March 31, 2019 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2018	$(39.8)	$(22.0)	$14.0	$(47.8)
Amortization	1.5	0.8	(0.4)	1.9
Balance, March 31, 2019	$(38.3)	$(21.2)	$13.6	$(45.9)

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Amortization of original issuance discounts and premiums was $1.9 million and $(0.2) million for the three months ended March 31, 2019 and 2018, respectively. and is included in Interest expense, net.

NOTE 8 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 14,250,000 shares of which 10,763,945 have been issued and are outstanding as of March 31, 2019.

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

In 2019, the Company implemented a sell-to-cover program for employees who elect to sell shares to cover any withholding taxes due upon vesting. Previously the Company netted shares upon vesting and paid the withholding taxes directly.

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended March 31,
	2019	2018
Stock options	$0.2	$0.3
Restricted stock	8.3	5.5
ESPP	0.2	0.1
Total	$8.7	$5.9

As of March 31, 2019, there was $77.4 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	March 31, 2019
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$0.4	0.71
Time-based restricted stock	67.8	2.55
Performance-based restricted stock (1)	9.2	1.49
Total	$77.4	2.41
(1) Excludes $30.8 million and $16.2 million of unrecognized compensation cost related to the 2018 Performance Awards and 2017 Performance Awards, respectively, where achievement of the performance criteria was not probable as of March 31, 2019.

The following table summarizes the restricted stock granted during the three months ended March 31, 2019 and 2018 (amounts in millions, except shares data):

	Three Months Ended March 31,
	2019	2018
Time-based restricted stock granted	598,141	384,222
Fair value of time-based restricted stock granted	$19.3	$18.3

Performance-based restricted stock granted	24,000	8,000
Fair value of performance-based restricted stock granted	$0.8	$0.4

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition concluded during the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition will continue through the fourth quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.1 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unrecognized compensation cost related to the unvested 2015 Performance Awards was $0.2 million.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $1.8 million for the three months ended March 31, 2019. No share-based compensation expense was recognized related to the 2017 Performance Awards during the three months ended March 31, 2018. As of March 31, 2019, unrecognized compensation cost related to the unvested 2017 Performance Awards was $25.3 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of March 31, 2019.

The Company granted $30.8 million of restricted stock during 2018 and 2019 contingent upon the achievement of certain performance criteria (the "2018 Performance Awards"). The fair value of the 2018 Performance Awards was calculated using the value of GTT common stock on the grant date. As of March 31, 2019, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense for the three months ended March 31, 2019. As of March 31, 2019, unrecognized compensation cost related to the unvested 2018 Performance Awards was $30.8 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At March 31, 2019, 377,008 shares were available for issuance under the ESPP.

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

The Company recorded a tax provision of $1.8 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence identified during the Company's evaluation was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of March 31, 2019 and December 31, 2018, the Company recognized a valuation allowance against its net U.S. deferred tax assets under the criteria of ASC 740 of $73.3 million and $73.3 million, respectively, and the Company recognized a valuation allowance against its net foreign deferred tax assets under the criteria of ASC 740 of $88.4 million and $89.6 million, respectively. The amount of U.S. deferred tax asset considered realizable, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with ASC 740.

NOTE 10 — SEVERANCE, RESTRUCTURING, AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with 2018 acquisitions. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions.

The exit costs recorded and paid are summarized as follows for the three months ended March 31, 2019 (amounts in millions):

	Balance, December 31, 2018	Charges	Payments	Foreign Currency Translation Adjustments	Balance, March 31, 2019
Employee Termination Benefits	$7.4	$0.1	$(3.9)	$(0.3)	$3.3
Lease terminations	9.3	1.3	(0.5)	—	10.1
Other contract terminations	9.1	1.4	(4.0)	—	6.5
	$25.8	$2.8	$(8.4)	$(0.3)	$19.9

During the three months ended March 31, 2018, the Company incurred severance, restructuring and other exit costs of $1.9 million and made payments of $4.7 million relating to acquisitions.

NOTE 11 — LEASES

The Company enters into contracts to lease real estate, equipment, and vehicles, and has identified embedded leases within its colocation, dark fiber, and duct supplier contracts. The lease contracts have remaining lease terms up to 32 years and certain leases include options to extend the lease term. The Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company's lease expense is split between cost of telecommunications services and selling, general and administrative expenses in the condensed consolidated statement of operations based on the use of the asset for which lease expense is being paid. The components of lease expense for the period were as follows (amounts in millions):

Three Months Ended March 31, 2019
Operating lease expense	$28.6
Finance lease expense:
Amortization of right of use assets	0.6
Interest on lease liabilities	1.1
Total finance lease expense	1.7
Short-term lease expense	6.2
Variable lease expense	7.7
Total lease expense	$44.2

Supplemental cash flow information related to leases for the period was as follows (amounts in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34.0
Operating cash flows from finance leases	1.1
Financing cash flows from finance leases	0.6

Right of use assets obtained in exchange for new operating lease liabilities	8.0
Right of use assets obtained in exchange for new finance lease liabilities	—

Supplemental balance sheet information related to leases for the period was as follows:

Three Months Ended March 31, 2019
Weighted average remaining lease term (amounts in years)
Operating leases	6.63
Finance leases	23.44

Weighted average discount rate
Operating leases	5.5%
Finance leases	13.0%

Maturities of lease liabilities were as follows (amounts in millions):

	Operating Leases	Finance Leases
2019 remaining	$78.2	$3.7
2020	92.7	5.2
2021	82.7	4.8
2022	64.2	4.7
2023	49.0	4.7
2024 and beyond	130.6	89.2
Total lease payments	497.4	112.3
Less: Present value discount	(85.2)	(74.6)
Present value of lease obligations	$412.2	$37.7

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations, excluding those related to long-term debt and leases, are as follows at March 31, 2019 (amounts in millions):

	Network Supply	Other
2019 remaining	$376.4	$2.6
2020	360.7	2.9
2021	264.0	1.3
2022	85.7	—
2023	29.1	—
2024 and beyond	109.8	—
	$1,225.7	$6.8

Refer to Note 7 - Debt for the aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) at March 31, 2019 and refer to Note 11 - Leases for the aggregate contractual maturities of operating leases and finance leases at March 31, 2019.

Network Supply Agreements

As of March 31, 2019, the Company had purchase obligations of $1,225.7 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers that are not accounted for as operating leases. The Company’s supplier agreements fall into two key categories, the Company's core IP backbone and customer specific locations (also referred to as "last mile" locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one-year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Office Space

The Company is currently headquartered in McLean, Virginia and has 27 other offices throughout North America, 37 offices in Europe, six offices in Asia, two offices in the Middle East, and one office in Brazil.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and Management's Discussion and Analysis ("MD&A") in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.
We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. Our actual results, performance or achievements could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	We are subject to risks associated with the actions of network providers and a concentrated number of vendors and customers.

•	We could be subject to cyber-attacks and other security breaches.

•	Our network could suffer serious disruption if certain locations experience damage or as we add features and update our network.

•
We are subject to risks associated with purchase commitments to vendors for longer terms or in excess of the volumes committed by our underlying customers, or sales commitments to customers that extend beyond our commitments from our underlying suppliers.

•	We may be unable to establish and maintain peering relationships with other providers or agreements with carrier neutral data center operators.

•	We may be affected by information systems that do not perform as expected or by consolidation, competition, regulation, or a downturn in our industry.

•	We may be liable for the material that content providers distribute over our network.

•	We have generated net losses historically and may continue to do so.

•	We may fail to successfully integrate any future acquisitions or to efficiently manage our growth.

•	We may be unable to retain or hire key employees.

•	We are subject to risks relating to the international operations of our business.

•	We may be affected by future increased levels of taxation.

•	We have substantial indebtedness, which could prevent us from fulfilling our obligations under our debt agreements or subject us to interest rate risk.
For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we refer to as our Annual Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “GTT,” or the “Company” mean GTT Communications, Inc. together with its consolidated subsidiaries.

Executive Summary

GTT Communications, Inc. serves large enterprise and carrier clients with complex national and global networking needs, and differentiate ourselves from the competition by providing an outstanding service experience built on our core values of simplicity, speed and agility. We operate a Tier 1 internet network ranked among the largest in the industry, and own a fiber network that includes an expansive pan-European footprint and subsea cables. Our global network includes over 600 points of presence (PoPs) spanning six continents, and we provide services in more than 140 countries. Our comprehensive portfolio of cloud networking services includes:

•	Wide area networking, including software-defined wide area networking (“SD-WAN”), multiprotocol label switching ("MPLS") and virtual private LAN service ("VPLS");

•	Internet services, including IP transit, dedicated internet access, and broadband internet;

•	Transport & infrastructure services, including wavelength, Ethernet, colocation, dark fiber and video transport;

•	Voice services, including Session Initiation Protocol ("SIP") trunking and hosted Private Branch Exchange ("PBX"); and

•	Other managed services, including managed equipment, managed security, and managed hosting.

Wide Area Networking

We provide a variety of wide area networking solutions to meet the growing needs of our clients, including SD-WAN, MPLS, and VPLS. We design and implement custom private, public, and hybrid cloud network solutions for our customers, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities.

Through GTT's wide area networking services, clients can securely connect to cloud service providers in data centers and exchanges around the world. Our Cloud Connect feature provides private, secure, pre-established connectivity to leading cloud service providers. Using GTT's global network, clients can connect to any office location in the world and to any application in the cloud.

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

Transport & Infrastructure Services

We provide a full suite of transport and infrastructure services over our fiber network, enabling cloud-based applications and the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our service is differentiated based on an expansive pan-European fiber footprint and subsea cable infrastructure, network diversity, and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include internet-based technology companies and OTTs, large banks, and other service providers requiring network infrastructure. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

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

Voice Services

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

Other Managed Services

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

Client and Network Supplier Contracts

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

Our revenue is composed of recurring revenue and non-recurring revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the three months ended March 31, 2019, recurring revenue was approximately 93% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, one-time termination charges for clients who cancel their services prior to the contract termination date, and usage revenue which represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of March 31, 2019, we had approximately 3,000 full-time equivalent employees. For the three months ended March 31, 2019, the total employee cash compensation and benefits represented approximately 12% of total revenue.

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

There were no acquisitions completed during the three months ended March 31, 2019.

For material acquisitions completed during 2018, 2017, and 2016, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Asset Purchases

Periodically we acquire customer contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life.

During the three months ended March 31, 2019 and 2018, respectively, we did not acquire any such customer contracts.

Indebtedness

The following summarizes our long-term debt at March 31, 2019 and December 31, 2018 (amounts in millions):

	March 31, 2019	December 31, 2018
US Term loan	$1,756.7	$1,761.2
EMEA Term loan	835.4	857.6
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	85.0	59.0
Other secured loans	13.2	18.1
Total debt obligations	3,265.3	3,270.9
Unamortized debt issuance costs	(30.4)	(31.6)
Unamortized original issuance discount, net	(45.9)	(47.8)
Carrying value of debt	3,189.0	3,191.5
Less current portion	(36.8)	(39.9)
Long-term debt less current portion	$3,152.2	$3,151.6

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

The maturity date of the US Term Loan Facility and the EMEA Term Loan Facility (collectively the "Term Loan Facilities") is May 31, 2025 and the maturity date of the Revolving Line of Credit Facility is May 31, 2023. Each maturity date may be extended per the terms of the 2018 Credit Agreement. If within six months after entering into the 2018 Credit Agreement certain prepayments are made or any amendment reduces the “effective yield” applicable to all or a portion of such term loans, such prepayment or repriced portions of the term loans will be subject to a penalty equal to 1.00% of the outstanding term loans being prepaid or repriced. No such prepayments or amendments were made through March 31, 2019.

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

The unused and available amount of the Revolving Line of Credit Facility at March 31, 2019 was as follows (amounts in millions):

Committed capacity	$200.0
Borrowings outstanding	(85.0)
Letters of credit issued	(11.5)
Unused and available	$103.5

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

Fiscal Quarter Ending	Maximum Ratio
March 31, 2019	6.50:1
June 30, 2019	6.50:1
September 30, 2019	6.25:1
December 31, 2019	6.25:1
March 31, 2020	6.00:1
June 30, 2020	6.00:1
September 30, 2020	5.50:1
December 31, 2020	5.50:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

As of March 31, 2019, our Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, as defined in the 2018 Credit Agreement, was 5.0:1, which is below the maximum permitted ratio of 6.50:1. Therefore, we were in compliance with our financial covenant at March 31, 2019.

Interest Rate Swaps

During 2018, we entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at March 31, 2019 was as follows (in millions):

				Fair Value
				March 31, 2019		December 31, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$—	$(9.7)	$—	$(4.4)
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(10.1)	—	(6.9)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(4.1)	—	(2.8)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(13.6)	—	(8.3)
				$—	$(37.5)	$—	$(22.4)

We record the fair value of interest rate swaps in our condensed consolidated balance sheets within other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. During the three months ended March 31, 2019, we recognized a loss of $15.3 million in other expense, net due to the change in fair value of our interest rate swaps.

7.875% Senior Unsecured Notes

During 2016 and 2017, we completed three private offerings for $575.0 million aggregate principal amount of its 7.875% senior unsecured notes due in 2024 (collectively the “7.875% Senior Unsecured Notes”). Each offering was treated as a single series of debt securities. The 7.875% Senior Unsecured Notes have identical terms other than the issuance date and offering price. The 7.875% Senior Unsecured Notes were issued at a combined premium of $16.5 million.

Other Secured Loans

In connection with the Interoute acquisition in May 2018 we acquired other loans secured by certain network assets. The balance of other secured loans at March 31, 2019 and December 31, 2018 was $13.2 million and $18.1 million, respectively.

Effective Interest Rate

The effective interest rate on the long-term debt at March 31, 2019 and December 31, 2018 was 5.4% and 5.3%, respectively. The effective interest rate considers the impact of the interest rate swaps.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 2 - Significant Accounting Policies to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report, and subsequently issued amendments on January 1, 2019. Refer to Note 1 - Organization and Business to our condensed consolidated financial statements contained herein.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended March 31, 2019 and 2018 (amounts in millions):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Change

Revenue:
Telecommunications services	$450.2	$260.7	$189.5	72.7%

Operating expenses:
Cost of telecommunications services	241.8	141.5	100.3	70.9%
Selling, general and administrative expenses	104.1	68.3	35.8	52.4%
Severance, restructuring and other exit costs	2.8	1.9	0.9	47.4%
Depreciation and amortization	62.8	39.8	23.0	57.8%
Total operating expenses	411.5	251.5	160.0	63.6%
Operating income	38.7	9.2	29.5	320.7%

Other expense:
Interest expense, net	(48.2)	(20.9)	(27.3)	130.6%
Other expense, net	(16.0)	(17.4)	1.4	(8.0)%
Total other expense	(64.2)	(38.3)	(25.9)	67.6%
Loss before income taxes	(25.5)	(29.1)	3.6	(12.4)%
Provision for income taxes	1.8	1.6	0.2	12.5%
Net loss	$(27.3)	$(30.7)	$3.4	(11.1)%

Revenue

Our revenue increased by $189.5 million, or 72.7%, from $260.7 million for the three months ended March 31, 2018 to $450.2 million for the three months ended March 31, 2019. Recurring revenue was approximately 93% and 92% of total revenue for the three months ended March 31, 2019 and 2018, respectively. The increase in revenue was primarily due to the 2018 acquisitions of Accelerated Connections Inc., Interoute, and Access Point, Inc. ("API") (collectively, the "2018 Acquisitions").

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2018, revenue would have been higher by $18.1 million for the three months ended March 31, 2019.

Cost of Telecommunications Services Provided

Cost of telecommunications services provided increased by $100.3 million, or 70.9%, from $141.5 million for the three months ended March 31, 2018 to $241.8 million for the three months ended March 31, 2019. Recurring cost of telecommunications services was approximately 94% and 90% of total cost of telecommunications services for the three months ended March 31, 2019 and 2018, respectively. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2018, cost of telecommunications services provided would have been higher by $8.1 million for the three months ended March 31, 2019.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $35.8 million, or 52.4%, from $68.3 million for the three months ended March 31, 2018 to $104.1 million for the three months ended March 31, 2019. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 (amounts in millions):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$53.6	$35.5	$18.1	51.0%
Share-based compensation	8.7	5.9	2.8	47.5%
Transaction and integration expense	9.2	5.9	3.3	55.9%
Other SG&A(1)	32.6	21.0	11.6	55.2%
Total	$104.1	$68.3	$35.8	52.4%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2018 Acquisitions. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs increases were driven by the 2018 Acquisitions. Other SG&A expense increases were principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2018, selling, general and administrative expenses would have been higher by $3.3 million for the three months ended March 31, 2019.

Severance, Restructuring and Other Exit Costs. For the three months ended March 31, 2019, we incurred severance, restructuring and other exit costs of $2.8 million primarily relating to 2018 Acquisitions. For the three months ended March 31, 2018, we incurred exit costs of $1.9 million relating to Custom Connect.

Depreciation and Amortization. Amortization of intangible assets increased $2.0 million or 10.0%, from $20.1 million for the three months ended March 31, 2018 to $22.1 million for the three months ended March 31, 2019, primarily due to the additional definite-lived intangible assets recorded in connection with the Interoute acquisition. Depreciation expense increased $21.0 million or 106.6%, from $19.7 million for the three months ended March 31, 2018 to $40.7 million for the three months ended March 31, 2019, primarily due to the assets acquired from the Interoute acquisition.

Other Expense. Other expense increased by $25.9 million to $64.2 million for the three months ended March 31, 2019, compared to $38.3 million for the three months ended March 31, 2018. This is primarily attributed to higher interest expense due to higher debt levels driven by 2018 Acquisitions.

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

Our capital expenditures increased by $18.9 million, or 143.2% from $13.2 million (5.1% of revenue) for the three months ended March 31, 2018 to $32.1 million (7.1% of revenue) for the three months ended March 31, 2019. The increase in capital expenditures was due mainly to the 2018 Acquisitions. We anticipate that we will incur capital expenditures of approximately 6-7% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the three months ended March 31, 2019 and 2018 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Three Months Ended March 31,
	2019	2018	$ Variance
Net cash provided by operating activities	$16.1	$12.2	$3.9
Net cash used in investing activities	(32.6)	(46.8)	14.2
Net cash provided by (used in) financing activities	10.7	(12.7)	23.4

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $3.9 million, from $12.2 million for the three months ended March 31, 2018 to $16.1 million for the three months ended March 31, 2019. This increase was primarily due to the 2018 Acquisitions, partially offset by higher interest expense, non-recurring cash payments for severance and exit costs, and for transaction and integration costs. Net cash provided by operating activities for the three months ended March 31, 2019 was negatively impacted by a use of cash of $53.7 million related to an increase in accounts receivable, due to the integration of Interoute's clients into GTT's billing system, which led to delays in invoice deliveries and corresponding client payments. We expect the timing of client payments to return to normal intervals throughout the remainder of 2019.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts, and capital expenditures.

Net cash flows used in investing activities decreased by $14.2 million, from $46.8 million for the three months ended March 31, 2018 to $32.6 million for the three months ended March 31, 2019.

Cash used for the three months ended March 31, 2019 consisted of capital expenditures of approximately $32.1 million and additional cash consideration paid for API of $0.5 million. Cash used for the three months ended March 31, 2018 consisted of $33.6 million for acquisitions and capital expenditures of $13.2 million.

Cash Provided by (Used in) Financing Activities

Our primary source of cash from financing activities are proceeds from debt and equity issuances. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows from financing activities increased by $23.4 million, from a use of $12.7 million for the three months ended March 31, 2018 to a source of $10.7 million for the three months ended March 31, 2019, consisting primarily of net proceeds from the Revolving Line of Credit Facility partially offset by repayment of the prior term loan and payment of holdbacks.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of March 31, 2019 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,592.1	$26.1	$52.2	$52.2	$2,461.6
7.875% senior note	575.0	—	—	—	575.0
Other secured loans	13.2	10.7	2.5	—	—
Revolving line of credit	85.0	—	—	85.0	—
Operating leases	497.4	100.4	169.5	108.3	119.2
Finance leases	112.3	4.8	9.8	9.5	88.2
Network supplier agreements (1)	1,225.7	500.6	561.4	60.7	103.0
Other (2)	6.8	3.5	3.3	—	—
	$5,107.5	$646.1	$798.7	$315.7	$3,347.0
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

As of March 31, 2019, we did not have any off-balance sheet arrangements, other than the contractual obligations disclosed in the table above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures we use for planning and forecasting future periods. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures. In addition, we have debt covenants that are based on a leverage ratio that utilizes a modified EBITDA calculation, as defined by our Credit Agreement. The modified EBITDA calculation is similar to our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the applicable reporting period. Finally, Adjusted EBITDA results, along with other quantitative and qualitative information, are utilized by management and our compensation committee for purposes of determining bonus payouts to our employees.

The following is a reconciliation of Adjusted EBITDA from Net loss (amounts in millions):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA
Net loss	$(27.3)	$(30.7)
Provision for income taxes	1.8	1.6
Interest and other expense, net	64.2	38.3
Depreciation and amortization	62.8	39.8
Severance, restructuring and other exit costs	2.8	1.9
Transaction and integration costs	9.2	5.9
Share-based compensation	8.7	5.9
Adjusted EBITDA	$122.2	$62.7

Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow

Adjusted Free Cash Flow is defined by us as net cash provided by operating activities less purchases of property and equipment, adjusted to exclude cash paid for severance, restructuring and other exit costs, and acquisition-related transaction and integration costs. Adjusted Unlevered Free Cash Flow is defined as Adjusted Free Cash Flow before interest. Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow are not a measurement of our financial performance under GAAP and should not be considered in isolation or as alternatives to net cash flows provided by operating activities, total net cash flows, or any other performance measure derived in accordance with GAAP.

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

The following is a reconciliation of Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow from Cash provided by operating activities (amounts in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$16.1	$12.2
Purchases of property and equipment	(32.1)	(13.2)
Severance, restructuring and other exit costs	8.4	4.7
Transaction and integration costs	9.7	3.9
Adjusted Free Cash Flow	2.1	7.6
Cash paid for interest	32.0	31.3
Adjusted Unlevered Free Cash Flow	$34.1	$38.9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of March 31, 2019, we had $2,592.1 million in term loans and $85.0 million in revolving loans with variable interest rates. The interest expense associated with our term loan and revolving loan will vary with market rates.

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

The EMEA Term Loan Facility carries an interest rate equal to the European Money Markets Institute EURIBOR Rate plus the applicable margin of 3.25%, subject to a EURIBOR floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in EURIBOR rate would increase annual interest expense by approximately $4.7 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the EURIBOR-based interest rate swap entered into during 2018.

We may enter into additional derivative financial instruments in the future.

Exchange Rate Sensitivity

Our exposure to market risk for changes in foreign currency rate relates to our global operations. Our condensed consolidated financial statements are denominated in U.S. Dollars, but a portion of our revenue and expenses are recorded in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. Dollar will affect the translation of each foreign subsidiary’s financial results into U.S. Dollars for purposes of reporting consolidated financial results.

The following is a summary of our revenues and expenses generated by non-US entities for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Revenues	Cost of Telecommunication Services	Selling, general and administrative expenses	Depreciation and amortization	Interest expense, net
EUR	37%	24%	35%	38%	3%
GBP	12%	18%	5%	11%	17%
Other	3%	3%	1%	1%	—%
Total non-US	52%	45%	41%	50%	20%

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2019, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Except for the Company’s design and implementation of certain controls related to the adoption of the new leases standard (ASC 842), there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. We do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Document
3.1	Amended and Restated By-Laws of GTT Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 22, 2019).
31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial statements and footnotes from GTT Communications, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders' Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Senior Vice President and Controller
Date:	May 9, 2019		(Principal Accounting Officer)