Form 10-Q
period 2019-06-30
GTT Communications, Inc.
filed 2019-08-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
Series A Junior Participating Cumulative Preferred Stock Purchase Rights

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

As of August 6, 2019, 56,361,585 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$33.7	$55.3
Accounts receivable, net of allowances of $12.1 and $11.1, respectively	238.9	174.5
Prepaid expenses and other current assets	42.6	49.2
Total current assets	315.2	279.0
Property and equipment, net	1,821.8	1,870.4
Operating lease right of use assets	394.9	—
Intangible assets, net	507.3	552.4
Goodwill	1,773.4	1,738.0
Other long-term assets	82.1	97.8
Total assets	$4,894.7	$4,537.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128.1	$89.2
Accrued expenses and other current liabilities	221.0	226.8
Operating lease liabilities	77.0	—
Finance lease liabilities	5.2	6.7
Long-term debt	34.8	39.9
Deferred revenue	82.9	84.2
Total current liabilities	549.0	446.8
Operating lease liabilities, long-term portion	304.7	—
Finance lease liabilities, long-term portion	36.9	35.1
Long-term debt, long-term portion	3,157.3	3,151.6
Deferred revenue, long-term portion	274.0	287.0
Deferred tax liabilities	179.6	176.2
Other long-term liabilities	38.0	26.2
Total liabilities	4,539.5	4,122.9
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 56,258,886 and 55,625,149 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	826.9	809.9
Accumulated deficit	(428.9)	(368.3)
Accumulated other comprehensive loss	(42.8)	(26.9)
Total stockholders’ equity	355.2	414.7
Total liabilities and stockholders’ equity	$4,894.7	$4,537.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Telecommunications services	$433.8	$326.8	$884.0	$587.4

Operating expenses:
Cost of telecommunications services	237.5	179.4	479.3	320.9
Selling, general and administrative expenses	97.6	89.7	201.7	157.8
Severance, restructuring and other exit costs	6.4	5.3	9.2	7.2
Depreciation and amortization	61.2	48.2	124.0	88.0
Total operating expenses	402.7	322.6	814.2	573.9
Operating income	31.1	4.2	69.8	13.5

Other expense:
Interest expense, net	(49.3)	(30.2)	(97.5)	(51.1)
Loss on debt extinguishment	—	(13.8)	—	(13.8)
Other expense, net	(14.9)	(97.6)	(30.9)	(115.1)
Total other expense	(64.2)	(141.6)	(128.4)	(180.0)
Loss before income taxes	(33.1)	(137.4)	(58.6)	(166.5)
Provision for (benefit from) income taxes	0.2	(1.1)	2.0	0.5
Net loss	$(33.3)	$(136.3)	$(60.6)	$(167.0)

Loss per share:
Basic	$(0.59)	$(2.83)	$(1.08)	$(3.60)
Diluted	$(0.59)	$(2.83)	$(1.08)	$(3.60)

Weighted average shares:
Basic	56,248,530	48,221,341	56,045,002	46,435,245
Diluted	56,248,530	48,221,341	56,045,002	46,435,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(33.3)	$(136.3)	$(60.6)	$(167.0)

Other comprehensive income (loss):
Foreign currency translation adjustment	20.0	2.0	(15.9)	3.1
Comprehensive loss	$(13.3)	$(134.3)	$(76.5)	$(163.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance, March 31, 2019	56,227,038	$—	$818.5	$(395.6)	$(62.8)	$360.1
Share-based compensation for options issued	—	—	0.1	—	—	0.1
Share-based compensation for restricted stock issued	(15,413)	—	7.5	—	—	7.5
Tax withholding related to the vesting of restricted stock	(714)	—	(0.1)	—	—	(0.1)
Stock issued in connection with employee stock purchase plan	19,309	—	0.5	—	—	0.5
Stock options exercised	28,666	—	0.4	—	—	0.4
Net loss	—	—	—	(33.3)	—	(33.3)
Foreign currency translation	—	—	—	—	20.0	20.0
Balance, June 30, 2019	56,258,886	$—	$826.9	$(428.9)	$(42.8)	$355.2

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance, March 31, 2018	44,868,585	$—	$365.7	$(155.6)	$(2.8)	$207.3
Share-based compensation for options issued	—	—	0.3	—	—	0.3
Share-based compensation for restricted stock issued	198,463	—	8.5	—	—	8.5
Tax withholding related to the vesting of restricted stock	(102,832)	—	(5.0)	—	—	(5.0)
Stock issued in connection with employee stock purchase plan	6,801	—	0.3	—	—	0.3
Equity offerings, net of issuance costs	9,589,094	—	424.5	—	—	424.5
Stock options exercised	49,400	—	0.6	—	—	0.6
Net loss	—	—	—	(136.3)	—	(136.3)
Foreign currency translation	—	—	—	—	2.0	2.0
Balance, June 30, 2018	54,609,511	$—	$794.9	$(291.9)	$(0.8)	$502.2

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2018	55,625,149	$—	$809.9	$(368.3)	$(26.9)	$414.7
Share-based compensation for options issued	—	—	0.3	—	—	0.3
Share-based compensation for restricted stock issued	546,972	—	16.0	—	—	16.0
Tax withholding related to the vesting of restricted stock	(10,021)	—	(0.4)	—	—	(0.4)
Stock issued in connection with employee stock purchase plan	33,370	—	0.6	—	—	0.6
Stock issued in connection with acquisitions	(6,954)	—	(0.3)	—	—	(0.3)
Stock options exercised	70,370	—	0.8	—	—	0.8
Net loss	—	—	—	(60.6)	—	(60.6)
Foreign currency translation	—	—	—	—	(15.9)	(15.9)
Balance, June 30, 2019	56,258,886	$—	$826.9	$(428.9)	$(42.8)	$355.2

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance, December 31, 2017	44,531,905	$—	$360.2	$(124.9)	$(3.9)	$231.4
Share-based compensation for options issued	—	—	0.6	—	—	0.6
Share-based compensation for restricted stock issued	492,534	—	14.0	—	—	14.0
Tax withholding related to the vesting of restricted stock	(206,488)	—	(10.2)	—	—	(10.2)
Stock issued in connection with employee stock purchase plan	12,425	—	0.4	—	—	0.4
Stock issued in connection with acquisitions	79,930	—	4.2	—	—	4.2
Equity offerings, net of issuance costs	9,589,094	—	424.5	—	—	424.5
Stock options exercised	110,111	—	1.2	—	—	1.2
Net loss	—	—	—	(167.0)	—	(167.0)
Foreign currency translation	—	—	—	—	3.1	3.1
Balance, June 30, 2018	54,609,511	$—	$794.9	$(291.9)	$(0.8)	$502.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(60.6)	$(167.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124.0	88.0
Share-based compensation	16.3	14.6
Debt discount amortization	3.5	0.2
Loss on debt extinguishment	—	13.8
Amortization of debt issuance costs	2.3	2.3
Change in fair value of derivative financial liability	35.2	115.3
Excess tax benefit from stock-based compensation	0.6	(4.7)
Deferred income taxes	(2.4)	4.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(72.4)	(1.0)
Prepaid expenses and other current assets	2.9	17.4
Other long-term assets	(3.0)	(14.2)
Accounts payable	34.8	9.5
Accrued expenses and other current liabilities	(31.8)	(42.5)
Operating lease liabilities	(6.3)	—
Deferred revenue	(12.6)	(8.4)
Other long-term liabilities	0.7	1.0
Net cash provided by operating activities	31.2	28.5

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(0.5)	(2,207.4)
Purchase of customer contracts	(0.2)	—
Settlement of deal-contingent foreign currency hedge	—	(105.8)
Purchases of property and equipment	(51.3)	(32.5)
Net cash used in investing activities	(52.0)	(2,345.7)

Cash flows from financing activities:
Proceeds from revolving line of credit	26.0	—
Proceeds from term loans	—	2,634.5
Repayment of term loans	(13.1)	(693.0)
Repayment of other secured borrowings	(8.0)	(1.3)
Payment of holdbacks	(6.5)	(9.4)
Debt issuance costs paid to third parties and lenders	(0.2)	(58.5)
Proceeds from equity issuance, net of issuance costs	—	424.5
Repayment of finance leases	(0.6)	(1.7)
Proceeds from issuance of common stock under employee stock purchase plan	0.8	0.4
Tax withholding related to the vesting of restricted stock	(0.4)	(10.2)
Exercise of stock options	0.8	1.2
Net cash (used in) provided by financing activities	(1.2)	2,286.5

Effect of exchange rate changes on cash	0.4	3.2

Net decrease in cash, cash equivalents, and restricted cash	(21.6)	(27.5)

Cash, cash equivalents, and restricted cash at beginning of period	55.3	101.2

Cash, cash equivalents, and restricted cash at end of period	$33.7	$73.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$65.4	$61.3
Cash paid for income taxes, net	$0.5	$0.4

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019 or for any other interim period. The December 31, 2018 consolidated balance sheet is condensed from the audited financial statements as of that date.

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

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenue from contracts with customers disaggregated by primary geographic market based on legal entities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Primary geographic market:
United States	$195.7	$189.7	$397.3	$379.6
Europe	186.1	120.4	382.1	179.3
Other	11.5	3.2	23.3	9.4
Total revenue from contracts with customers	393.3	313.3	802.7	568.3
Lease revenue	40.5	13.5	81.3	19.1
Total telecommunications services revenue	$433.8	$326.8	$884.0	$587.4

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

Universal Service Fund ("USF"), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $5.9 million and $5.7 million for the three months ended June 30, 2019 and 2018, respectively, and $11.8 million and $12.3 million for the six months ended June 30, 2019 and 2018, respectively.

Contract balances. Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). The Company does not have contract assets that represent conditional rights to consideration. The Company’s accounts receivable balance at June 30, 2019 and December 31, 2018 includes $214.9 million and $157.6 million, respectively, related to contracts with customers. There were no other contract assets as of June 30, 2019 or December 31, 2018.

Contract liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales noted above, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period. The Company's contract liabilities were $71.8 million and $75.7 million as of June 30, 2019 and December 31, 2018, respectively. The change in contract liabilities during the six months ended June 30, 2019 included $14.7 million for revenue recognized that was included in the contract liability balance as of January 1, 2019 and $11.2 million for new contract liabilities net of amounts recognized as revenue during the period.

The following table includes estimated revenue from contracts with customers expected to be recognized for each of the years subsequent to June 30, 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2019 and have an original expected duration of greater than one year (amounts in millions):

2019 remaining	$12.8
2020	13.5
2021	11.8
2022	11.3
2023	9.8
2024 and beyond	12.6
$71.8

For a table of estimated revenue to be recognized for consolidated deferred revenue for each of the years subsequent to June 30, 2019 refer to Note 6 - Deferred revenue.

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

Deferred sales commissions were $6.6 million and $3.4 million as of June 30, 2019 and December 31, 2018, respectively. There were no other significant amounts of assets recorded related to contract costs as of June 30, 2019 or December 31, 2018.

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

For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments. The Company uses its incremental borrowing rate for leases which do not have a readily determinable implicit rate to determine the present value of the lease payments. The Company’s incremental borrowing rates are the rates of interest that it would have to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Operating leases result in a straight-line lease expense, while finance leases result in an accelerated expense pattern.

The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. The Company considers a number of factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

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

Lessor

Lease contracts from a lessor perspective are classified as either sales-type, direct financing, or operating. Lessor arrangements include dark fiber, duct, and colocation services. The arrangements are operating leases that can also include non-lease components such as operations and maintenance or power services. For its dark fiber and duct arrangements, the Company accounts for lease and non-lease components separately. Revenue attributable to the lease components in these arrangements is recognized on a straight-line basis over the term of the lease while revenue attributable to non-lease components is accounted for in accordance with other applicable GAAP. The Company has elected not to separate the accounting for non-lease components from lease components in its accounting for colocation arrangements.

Marketing and Advertising Costs

Costs related to marketing and advertising are expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of operations. Third-party marketing and advertising expense was $2.5 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively.

Share-Based Compensation

The Company issues three types of equity grants under its share-based compensation plan: time-based restricted stock, time-based stock options, and performance-based restricted stock. The time-based restricted stock and stock options generally vest over a four year period, contingent upon meeting the requisite service period requirement. Performance awards typically vest over a shorter period, e.g. one to two years, starting when the performance criteria established in the grant have been met.

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

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted EPS – net loss available to common stockholders	$(33.3)	$(136.3)	$(60.6)	$(167.0)
Denominator for basic EPS – weighted average shares	56,248,530	48,221,341	56,045,002	46,435,245
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted average shares	56,248,530	48,221,341	56,045,002	46,435,245

Loss per share:
Basic	$(0.59)	$(2.83)	$(1.08)	$(3.60)
Diluted	$(0.59)	$(2.83)	$(1.08)	$(3.60)

All outstanding stock options were anti-dilutive as of June 30, 2019 and 2018 due to the net loss incurred during the periods. There were approximately 446,000 and 576,000 outstanding stock options as of June 30, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its 2018 Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of June 30, 2019, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

Restricted Cash and Cash Equivalents

Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. The Company had no restricted cash and cash equivalents as of June 30, 2019 or December 31, 2018.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweigh the likelihood of recovery. The allowance for doubtful accounts was $12.1 million and $11.1 million as of June 30, 2019 and December 31, 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial customer installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $4.3 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively, and $8.5 million and $6.2 million for the six months ended June 30, 2019 and 2018, respectively. Assets and liabilities under finance leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under finance leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

Freehold buildings	30 years
Furniture and fixtures	7 years
Fiber optic cable	20 years
Duct	40 years
Fiber optic network equipment	3 - 15 years
Leasehold improvements	up to 10 years
Computer hardware and software	3-5 years

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $1.1 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company's impairment assessment begins with a qualitative assessment to determine whether it is more like than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company's fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

Fair value of the Company under the quantitative impairment test is determined using a combination of both income and market-based approaches, weighted 40% and 60%, respectively. The assumptions which have the most significant effect on fair value derived using the income approach are (1) revenue growth rates, (2) the discount rate, (3) terminal growth rates, and (4) foreign currency rates. The assumptions used in the market approach include (1) the stock price of the Company and (2) the selection of comparable companies. The Company did identify a triggering event during the three months ended June 30, 2019 due to the significant decline in its stock price. Accordingly, the Company performed an assessment of fair value using policy outlined above. There were no triggering events or goodwill impairments identified for the six months ended June 30, 2018.

Based upon the results of its fair value analysis, the Company’s estimated fair value exceeded its carrying value by approximately 21%. Management considers the assumptions used in its analysis to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. While the Company concluded no impairment at this time, the Company’s goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a further decline in the stock price.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 3 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the six months ended June 30, 2019 and 2018.

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

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of June 30, 2019 and December 31, 2018, the Company had open disputes not accrued for of $11.8 million and $9.1 million, respectively.

Acquisition Holdbacks

Acquisition holdbacks represent fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition or asset purchase. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities. The Company had no acquisition holdbacks as of June 30, 2019. As of December 31, 2018, acquisition holdbacks were included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $29.5 million and $31.6 million as of June 30, 2019 and December 31, 2018, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums is the difference between the face value of debt and the amount of principal received when the debt was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes original issuance discounts and premiums by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the original issuance discounts and premiums was a $44.3 million net discount and a $47.8 million net discount as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, the Company had derivative financial instruments in the form of interest rate swaps outstanding. The interest rate swaps were not designated as hedges and therefore do not qualify for hedge accounting. Refer to Note 7 - Debt for further information.

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the condensed consolidated statement of operations as other expense, net. The Company recognized a loss of $19.9 million and $98.1 million during the three months ended June 30, 2019 and 2018, respectively, and $35.2 million and $115.3 million during the six months ended June 30, 2019 and 2018, respectively due to the change in fair value of its derivative financial instruments.

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

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2019 and December 31, 2018 (in millions). There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 or 2018.

June 30, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(57.5)	$—	$(57.5)	$—

December 31, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(22.4)	$—	$(22.4)	$—

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

Other Fair Value Measurements

As of June 30, 2019 and December 31, 2018, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of June 30, 2019 and December 31, 2018. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Condensed Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan	$1,752.3	$1,761.2	$1,585.8	$1,648.9
EMEA Term loan	843.5	857.6	792.9	827.5
7.875% Senior unsecured notes	575.0	575.0	465.8	488.8
Revolving line of credit	85.0	59.0	85.0	59.0
Other secured loans	10.1	18.1	10.1	18.1
Total long-term debt, including current portion	$3,265.9	$3,270.9	$2,939.6	$3,042.3
(1) Fair value based on the bid quoted price, except for the revolving credit facility and other secured loans for which carrying value approximates fair value.

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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of June 30, 2019 or December 31, 2018 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 5% of revenue for the three or six months ended June 30, 2019 or 2018.

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

In March 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (Step 2) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (as determined in Step 1). The guidance is effective prospectively for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt the standard effective June 30, 2019. Any future goodwill impairment, should it occur, will be determined in accordance with this ASU.

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

There were no acquisitions completed during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company paid $0.5 million of additional cash consideration for Access Point, Inc. ("API"), which is included within Acquisitions of business, net of cash acquired within our condensed consolidated statement of cash flows.

For material acquisitions completed during 2018, 2017, and 2016, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the six months ended June 30, 2019, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2018.

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and six months ended June 30, 2019 and 2018. Refer to Note 10 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $5.7 million and $8.4 million during the three months ended June 30, 2019 and 2018, respectively, and $14.9 million and $14.3 million during the six months ended June 30, 2019 and 2018, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material acquisitions during 2018 as if the acquisitions occurred on January 1, 2018. The pro forma net loss for the three and six months ended June 30, 2018 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies, and IFRS to US GAAP adjustments for Interoute. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(Amounts in millions, except per share and share data)
Revenue	$461.3	$932.5
Net loss	$(40.3)	$(60.5)

Loss per share:
Basic	$(0.84)	$(1.30)
Diluted	$(0.84)	$(1.30)

Denominator for basic EPS – weighted average shares	48,221,341	46,435,245
Denominator for diluted EPS – weighted average shares	48,221,341	46,435,245

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,773.4 million and $1,738.0 million as of June 30, 2019 and December 31, 2018, respectively. Additionally, the Company's intangible asset balance was $507.3 million and $552.4 million as of June 30, 2019 and December 31, 2018, respectively. The additions to goodwill during the six months ended June 30, 2019 relate primarily to measurement period adjustments for the acquisitions of Interoute and Access Point, Inc.

The change in the carrying amount of goodwill for the six months ended June 30, 2019 was as follows (amounts in millions):

Goodwill - December 31, 2018	$1,738.0
Adjustments to prior year business combinations	47.4
Foreign currency translation adjustments	(12.0)
Goodwill - June 30, 2019	$1,773.4

The following table summarizes the Company’s intangible assets as of June 30, 2019 and December 31, 2018 (amounts in millions):

		June 30, 2019			December 31, 2018
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-20 years	$756.2	$274.3	$481.9	$757.7	$233.7	$524.0
Non-compete agreements	3-5 years	4.7	4.6	0.1	4.7	4.6	0.1
Intellectual property	10 years	38.5	13.3	25.2	38.6	11.3	27.3
Tradename	1-3 years	6.0	5.9	0.1	6.0	5.0	1.0
		$805.4	$298.1	$507.3	$807.0	$254.6	$552.4

Amortization expense was $21.9 million and $21.0 million for the three months ended June 30, 2019 and 2018, respectively, and $44.0 million and $41.1 million for the six months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense related to intangible assets subject to amortization at June 30, 2019 in each of the years subsequent to June 30, 2019 is as follows (amounts in millions):

2019 remaining	$41.6
2020	81.6
2021	80.0
2022	67.0
2023	54.5
2024 and beyond	182.6
Total	$507.3

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes the Company’s prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 (amounts in millions):

	June 30, 2019	December 31, 2018
Prepaid carrier costs	$14.2	$18.9
Prepaid selling, general and administrative	11.8	14.7
Short-term deposits	0.1	1.3
Taxes receivable	2.8	2.5
Deferred commissions	6.6	3.4
Other	7.1	8.4
	$42.6	$49.2

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 (amounts in millions):

	June 30, 2019	December 31, 2018
Compensation and benefits	$27.2	$36.9
Carrier costs	66.6	101.1
Restructuring	13.6	25.8
Interest rate swaps	57.5	22.4
Interest	23.7	3.2
Acquisition holdbacks	—	6.7
Accrued taxes	9.7	2.8
Selling, general and administrative	13.8	8.3
Accrued capital expenditures	1.5	7.7
Other	7.4	11.9
	$221.0	$226.8

NOTE 6 — DEFERRED REVENUE

Total deferred revenue as of June 30, 2019 and December 31, 2018 was $356.9 million and $371.2 million, respectively, consisting of unamortized prepaid services, IRUs, and deferred non-recurring revenue. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheets.

Significant changes in deferred revenue balances during the period are as follows (amounts in millions):

	Six Months Ended June 30, 2019
	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
Balance, December 31, 2018	$28.7	$342.5	$371.2
Revenue recognized from beginning balance	(24.3)	(31.4)	(55.7)
Increase in deferred revenue (gross)	107.1	12.2	119.3
Revenue recognized on increase in deferred revenue	(75.7)	(0.5)	(76.2)
Foreign currency translation adjustments	—	(1.7)	(1.7)
Balance, June 30, 2019	$35.8	$321.1	$356.9

Remaining amortization at June 30, 2019 and in each of the years subsequent to June 30, 2019 is as follows (amounts in millions):

	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
2019 remaining	$34.7	$27.2	$61.9
2020	1.1	40.0	41.1
2021	—	36.7	36.7
2022	—	35.3	35.3
2023	—	33.6	33.6
2024 and beyond	—	148.3	148.3
	$35.8	$321.1	$356.9

NOTE 7     — DEBT

As of June 30, 2019 and December 31, 2018, long-term debt was as follows (amounts in millions):

	June 30, 2019	December 31, 2018

US Term loan	$1,752.3	$1,761.2
EMEA Term loan	843.5	857.6
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	85.0	59.0
Other secured loans	10.1	18.1
Total debt obligations	3,265.9	3,270.9
Unamortized debt issuance costs	(29.5)	(31.6)
Unamortized original issuance discount, net	(44.3)	(47.8)
Carrying value of debt	3,192.1	3,191.5
Less current portion	(34.8)	(39.9)
Long-term debt less current portion	$3,157.3	$3,151.6

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

At the Company’s election, the US Term Loan Facility may be made as either Base Rate Loans or Eurocurrency Loans. The EMEA Term Loan Facility will bear interest at the European Money Markets Institute EURIBOR plus the applicable margin. The applicable margin for the US Term Loan Facility is 1.75% for Base Rate Loans and 2.75% for Eurocurrency Loans, subject to a “LIBOR floor” of 0.00%.  The applicable margin for the EMEA Term Loan Facility is 3.25%, subject to a “EURIBOR floor” of 0.00%. The applicable margin for revolving loans under the Revolving Line of Credit Facility is 1.75% for Base Rate Loans, 2.75% for Eurocurrency Loans denominated in U.S. Dollars and certain other approved currencies other than Euros, and 3.25% for revolving loans denominated in Euros.

The proceeds from the US Term Loan Facility and EMEA Term Loan Facility were used to finance the Interoute acquisition, to repay amounts outstanding under the Company's prior term loan facility, and to pay costs associated with such transactions.

On June 5, 2019, the Company entered into an Incremental Revolving Credit Assumption Agreement ("Incremental Agreement") to the 2018 Credit Agreement. The Incremental Agreement establishes $50.0 million in new revolving credit commitments, bringing the total sum of revolving credit commitments under the 2018 Credit Agreement, as modified by the Incremental Agreement, to $250.0 million. The revolving credit commitments made pursuant to the Incremental Agreement have terms and conditions identical to the existing revolving credit commitments under the 2018 Credit Agreement.

The unused and available amount of the Revolving Line of Credit Facility at June 30, 2019 was as follows (amounts in millions):

Committed capacity	$250.0
Borrowings outstanding	(85.0)
Letters of credit issued	(10.9)
Unused and available	$154.1

The obligations of the Company under the 2018 Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company.

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. On August 8, 2019, the Company entered into Amendment No. 1 to the 2018 Credit Agreement, which amends the Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility for each fiscal quarter ending September 30, 2019 through December 31, 2020. If triggered, the covenant, as amended, requires the Company to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
June 30, 2019	6.50:1
September 30, 2019	6.50:1
December 31, 2019	6.50:1
March 31, 2020	6.50:1
June 30, 2020	6.50:1
September 30, 2020	6.25:1
December 31, 2020	6.25:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

As of June 30, 2019, the Company's Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was approximately 5.2:1, which is below the maximum permitted ratio of 6.50:1.

In addition, Amendment No. 1 to the 2018 Credit Agreement added the certain restrictions, which remain in place from the effective date of the Amendment No. 1 until the delivery of the compliance certificate for the quarter ending March 31, 2021, demonstrating compliance with the Consolidated Net Secured Leverage Ratio for that quarter, including without limitation the following: the Company and its restricted subsidiaries (as defined in the 2018 Credit Agreement) may not make certain dividends, distributions and other restricted payments (as defined in the 2018 Credit Agreement), including that the Company may not pay dividends; the Company and its restricted subsidiaries may not designate any subsidiary an “Unrestricted Subsidiary” (which would effectively remove such subsidiary from the restrictions of the 2018 Credit Agreement); the Company and its restricted subsidiaries may not make “permitted acquisitions” (as defined in the 2018 Credit Agreement) or certain other investments, unless the Company and its restricted subsidiaries have liquidity (i.e., unrestricted cash and cash equivalents and availability under the revolving credit facility under the 2018 Credit Agreement) of at least $250 million (other than the acquisition of KPN Eurorings B.V., a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands with respect to which this liquidity requirement is not applicable); and the amount of incremental borrowings under the 2018 Credit Agreement that the Company and its subsidiaries may request when the Consolidated Net Secured Leverage Ratio is above 4.40 to 1.00 the Company and its subsidiaries was reduced to $300 million minus amounts previously requested (which amount is $50 million requested under the Incremental Agreement described above).

Interest Rate Swaps

In April and May 2018, the Company entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at June 30, 2019 and December 31, 2018 was as follows (in millions):

				Fair Value
				June 30, 2019		December 31, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$—	$(19.6)	$—	$(4.4)
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(15.7)	—	(6.9)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(7.0)	—	(2.8)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(15.2)	—	(8.3)
				$—	$(57.5)	$—	$(22.4)

The Company records the fair value of interest rate swaps in its condensed consolidated balance sheets within prepaid expenses and other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. The Company recognized a loss due to the change in fair value of its interest rate swaps in other expense, net of $19.9 million and $9.3 million for the three months ended June 30, 2019 and 2018, respectively, and $35.2 million and $9.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018, the Company acquired other loans secured by certain network assets. The balance of other secured loans at June 30, 2019 and December 31, 2018 was $10.1 million and $18.1 million, respectively.

Effective Interest Rate

The effective interest rate on the long-term debt at June 30, 2019 and December 31, 2018 was 5.4% and 5.3%, respectively. The effective interest rate considers the impact of the interest rate swaps.

Long-term Debt Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of June 30, 2019 (amounts in millions):

Total Debt
2019 remaining	$18.6
2020	30.4
2021	26.6
2022	26.2
2023	111.3
2024 and beyond	3,052.8
$3,265.9

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the six months ended June 30, 2019 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2018	$(11.5)	$(3.2)	$(14.3)	$(2.6)	$(31.6)
Debt issuance costs incurred	—	—	—	(0.2)	(0.2)
Amortization	0.8	0.3	0.9	0.3	2.3
Balance, June 30, 2019	$(10.7)	$(2.9)	$(13.4)	$(2.5)	$(29.5)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Interest expense associated with the amortization of debt issuance costs was $1.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the original issuance (discount) and premium activity for the six months ended June 30, 2019 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2018	$(39.8)	$(22.0)	$14.0	$(47.8)
Amortization	2.8	1.6	(0.9)	3.5
Balance, June 30, 2019	$(37.0)	$(20.4)	$13.1	$(44.3)

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Amortization of original issuance discounts and premiums was $1.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, and is included in interest expense, net.

NOTE 8 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Stock Plan. The GTT Stock Plan is limited to an aggregate 14,250,000 shares of which 10,740,618 have been issued and are outstanding as of June 30, 2019.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$0.1	$0.3	$0.3	$0.6
Restricted stock	7.4	8.4	15.7	13.9
ESPP	0.1	0.1	0.3	0.1
Total	$7.6	$8.8	$16.3	$14.6

As of June 30, 2019, there was $70.2 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	June 30, 2019
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$0.2	0.59
Time-based restricted stock	62.8	2.44
Performance-based restricted stock (1)	7.2	1.00
Total	$70.2	2.29

(1) Excludes $31.2 million and $16.3 million of unrecognized compensation cost related to the 2018 Performance Awards and 2017 Performance Awards, respectively, where achievement of the performance criteria was not probable as of June 30, 2019.

The following table summarizes the restricted stock granted during the three and six months ended June 30, 2019 and 2018 (amounts in millions, except shares data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Time-based restricted stock granted	84,590	242,465	682,731	618,687
Fair value of time-based restricted stock granted	$2.3	$11.7	$21.6	$29.6

Performance-based restricted stock granted	20,000	—	44,000	8,000
Fair value of performance-based restricted stock granted	$0.4	$—	$1.2	$0.4

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition concluded during the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $0.2 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $4.0 million for the six months ended June 30, 2019 and 2018. As of June 30, 2019, the 2015 Performance Awards were fully vested.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $2.0 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $3.8 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized compensation cost related to the unvested 2017 Performance Awards was $23.5 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of June 30, 2019.

The Company granted $31.2 million of restricted stock during 2018 and 2019 contingent upon the achievement of certain performance criteria (the "2018 Performance Awards"). The fair value of the 2018 Performance Awards was calculated using the value of GTT common stock on the grant date. As of June 30, 2019, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense for the three or six months ended June 30, 2019. As of June 30, 2019, unrecognized compensation cost related to the unvested 2018 Performance Awards was $31.2 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At June 30, 2019, 353,179 shares were available for issuance under the ESPP.

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

The Company recorded a provision for (benefit from) income taxes of $0.2 million and $(1.1) million for the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence identified during the Company's evaluation was the cumulative loss incurred over the three year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of June 30, 2019 and December 31, 2018, the Company recognized a valuation allowance against its net U.S. deferred tax assets under the criteria of ASC 740 of $73.3 million and $73.3 million, respectively, and the Company recognized a valuation allowance against its net foreign deferred tax assets under the criteria of ASC 740 of $110.9 million and $89.6 million, respectively. The amount of U.S. deferred tax asset considered realizable, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with ASC 740.

NOTE 10 — SEVERANCE, RESTRUCTURING, AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with 2018 acquisitions. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions. The Company records the current portion of severance, restructuring and other exit costs as a component of accrued expenses and other current liabilities and the long-term portion of severance, restructuring and other exit costs as a component of other long-term liabilities.

The exit costs recorded and paid are summarized as follows for the six months ended June 30, 2019 (amounts in millions):

	Balance, December 31, 2018	Charges	Payments	Other Adjustments(1)	Balance, June 30, 2019
Employee termination benefits	$7.4	$5.2	$(7.3)	$1.4	$6.7
Lease terminations	9.3	2.4	(3.5)	(1.6)	6.6
Other contract terminations	9.1	1.6	(6.1)	0.2	4.8
	$25.8	$9.2	$(16.9)	$—	$18.1
(1) Other Adjustments includes certain reclassifications between categories as well as Foreign Currency Translation adjustments

During the six months ended June 30, 2018, the Company incurred severance, restructuring and other exit costs of $7.2 million and made payments of $11.6 million relating to acquisitions.

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

The Company's lease expense is split between cost of telecommunications services and selling, general and administrative expenses in the condensed consolidated statement of operations based on the use of the asset for which lease expense is being paid. The components of lease expense for the period were as follows (amounts in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$25.0	$53.6
Finance lease expense:
Amortization of right of use assets	0.5	1.0
Interest on lease liabilities	0.9	2.1
Total finance lease expense	1.4	3.1
Short-term lease expense	5.3	10.7
Variable lease expense	7.3	15.0
Total lease expense	$39.0	$82.4

Supplemental cash flow information related to leases for the period was as follows (amounts in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59.9
Operating cash flows from finance leases	2.1
Financing cash flows from finance leases	0.6

Right of use assets obtained in exchange for new operating lease liabilities	12.8
Right of use assets obtained in exchange for new finance lease liabilities	—

Supplemental balance sheet information related to leases for the period was as follows:

June 30, 2019
Weighted average remaining lease term (amounts in years)
Operating leases	6.49
Finance leases	23.37

Weighted average discount rate
Operating leases	5.5%
Finance leases	13.0%

Maturities of lease liabilities were as follows (amounts in millions):

	Operating Leases	Finance Leases
2019 remaining	$49.4	$2.7
2020	91.4	5.5
2021	81.9	5.2
2022	63.3	5.2
2023	48.1	5.2
2024 and beyond	128.4	117.0
Total lease payments	462.5	140.8
Less: Present value discount	(80.8)	(98.7)
Present value of lease obligations	$381.7	$42.1

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations, excluding those related to long-term debt and operating and finance leases, are as follows at June 30, 2019 (amounts in millions):

	Network Supply	Other
2019 remaining	$245.8	$4.0
2020	402.0	7.4
2021	281.0	5.6
2022	140.7	2.9
2023	32.9	2.1
2024 and beyond	128.1	5.8
	$1,230.5	$27.8

Refer to Note 7 - Debt for the aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) at June 30, 2019 and refer to Note 11 - Leases for the aggregate contractual maturities of operating leases and finance leases at June 30, 2019.

Network Supply Agreements

As of June 30, 2019, the Company had purchase obligations of $1,230.5 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers that are not accounted for as operating leases. The Company’s supplier agreements fall into two key categories, the Company's core IP backbone and customer specific locations (also referred to as "last mile" locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

NOTE 13 — SUBSEQUENT EVENTS

On August 8, 2019 GTT announced that its Board of Directors had adopted a Section 382 Rights Agreement (NOL Rights Plan).  The NOL Rights Plan is designed to protect GTT's net operating loss carryforwards (NOLs) available under Section 382 of the Internal Revenue Code (Code).  At June 30, 2019, GTT had approximately $217.0 million of NOLs available for use to offset GTT's future federal taxable income.

Under the NOL Rights Plan, one right will be distributed for each share of the Company’s common stock outstanding as of the close of business on August 19, 2019, and will trade with the common stock until the rights expire or detach based on the occurrence of certain events as further described in the NOL Rights Plan agreement.

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

Voice Services

We offer local voice service in over 55 countries around the world, along with global long-distance and toll-free services. Our SIP Trunking service delivers worldwide PSTN access to client telephony equipment over an integrated data connection, driving efficiency and productivity organization-wide while allowing clients to retain control of their core voice infrastructure. Our Hosted PBX service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud and a wide array of features and customization choices for each site and user.

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

Our revenue is composed of recurring revenue and non-recurring revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the six months ended June 30, 2019, recurring revenue was approximately 93% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, one-time termination charges for clients who cancel their services prior to the contract termination date, and usage revenue which represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of June 30, 2019, we had approximately 3,000 full-time equivalent employees. For the six months ended June 30, 2019, the total employee cash compensation and benefits represented approximately 12% of total revenue.

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

There were no acquisitions completed during the six months ended June 30, 2019.

For material acquisitions completed during 2018, 2017, and 2016, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Indebtedness

On June 5, 2019, we entered into an Incremental Revolving Credit Assumption Agreement ("Incremental Agreement") to the 2018 Credit Agreement. The Incremental Agreement establishes $50.0 million in new revolving credit commitments, bringing the total sum of revolving credit commitments under the 2018 Credit Agreement, as modified by the Incremental Agreement, to $250.0 million. The revolving credit commitments made pursuant to the Incremental Agreement have terms and conditions identical to the existing revolving credit commitments under the 2018 Credit Agreement.

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. On August 8, 2019, we entered into Amendment No. 1 to the 2018 Credit Agreement, which amends the Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility for each fiscal quarter ending September 30, 2019 through December 31, 2020. If triggered, the covenant, as amended, requires us to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
June 30, 2019	6.50:1
September 30, 2019	6.50:1
December 31, 2019	6.50:1
March 31, 2020	6.50:1
June 30, 2020	6.50:1
September 30, 2020	6.25:1
December 31, 2020	6.25:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

As of June 30, 2019, our Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was 5.2:1, which is below the maximum permitted ratio of 6.50:1.

In addition, Amendment No. 1 to the 2018 Credit Agreement added the certain restrictions, which remain in place from the effective date of the Amendment No. 1 until the delivery of the compliance certificate for the quarter ending March 31, 2021, demonstrating compliance with the Consolidated Net Secured Leverage Ratio for that quarter, including without limitation the following: the Company and its restricted subsidiaries (as defined in the 2018 Credit Agreement) may not make certain dividends, distributions and other restricted payments (as defined in the 2018 Credit Agreement), including that the Company may not pay dividends; the Company and its restricted subsidiaries may not designate any subsidiary an “Unrestricted Subsidiary” (which would effectively remove such subsidiary from the restrictions of the 2018 Credit Agreement); the Company and its restricted subsidiaries may not make “permitted acquisitions” (as defined in the 2018 Credit Agreement) or certain other investments, unless the Company and its restricted subsidiaries have liquidity (i.e., unrestricted cash and cash equivalents and availability under the revolving credit facility under the 2018 Credit Agreement) of at least $250 million (other than the acquisition of KPN Eurorings B.V., a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands with respect to which this liquidity requirement is not applicable); and the amount of incremental borrowings under the 2018 Credit Agreement that the Company and its subsidiaries may request when the Consolidated Net Secured Leverage Ratio is above 4.40 to 1.00 the Company and its subsidiaries was reduced to $300 million minus amounts previously requested (which amount is $50 million requested under the Incremental Agreement described above).

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. We operate as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. Our impairment assessment begins with a qualitative assessment to determine whether it is more like than not that fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing our overall financial performance against the planned results used in the last quantitative goodwill impairment test. Additionally, our fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Under the quantitative impairment test, the estimated fair value of the reporting unit would be compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value then no impairment exists. If the estimated fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized for the excess of the carrying value of the reporting unit over the fair value, not to exceed the carrying amount of goodwill.

Fair value of the Company under the quantitative impairment test is determined using a combination of both income and market-based approaches, weighted 40% and 60%, respectively. The assumptions which have the most significant effect on fair value derived using the income approach are (1) revenue growth rates, (2) the discount rate, (3) terminal growth rates, and (4) foreign currency rates. The assumptions used in the market approach include (1) the stock price of the Company and (2) the selection of comparable companies. We identified a triggering event during the three months ended June 30, 2019 due to the significant decline in our stock price. Accordingly, the we performed an assessment of fair value using policy outlined above. There were no triggering events or goodwill impairments identified for the six months ended June 30, 2018.

Based upon the results of our fair value analysis, we estimated fair value exceeded our carrying value by approximately 21%. We consider the assumptions used in our analysis to be our best estimates across a range of possible outcomes based on available evidence at the time of the assessment. While we concluded no impairment at this time, our goodwill is at risk of future impairment in the event of significant unexpected changes in our forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended June 30, 2019 and 2018 (amounts in millions):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Change

Revenue:
Telecommunications services	$433.8	$326.8	$107.0	32.7%

Operating expenses:
Cost of telecommunications services	237.5	179.4	58.1	32.4%
Selling, general and administrative expenses	97.6	89.7	7.9	8.8%
Severance, restructuring and other exit costs	6.4	5.3	1.1	20.8%
Depreciation and amortization	61.2	48.2	13.0	27.0%
Total operating expenses	402.7	322.6	80.1	24.8%
Operating income	31.1	4.2	26.9	640.5%

Other expense:
Interest expense, net	(49.3)	(30.2)	(19.1)	63.2%
Loss on debt extinguishment	—	(13.8)	13.8	*
Other expense, net	(14.9)	(97.6)	82.7	(84.7)%
Total other expense	(64.2)	(141.6)	77.4	(54.7)%
Loss before income taxes	(33.1)	(137.4)	104.3	(75.9)%
Provision for (benefit from) income taxes	0.2	(1.1)	1.3	(118.2)%
Net loss	$(33.3)	$(136.3)	$103.0	(75.6)%
* - Not meaningful

Revenue

Our revenue increased by $107.0 million, or 32.7%, from $326.8 million for the three months ended June 30, 2018 to $433.8 million for the three months ended June 30, 2019. Recurring revenue was approximately 93% and 92% of total revenue for the three months ended June 30, 2019 and 2018, respectively. The increase in revenue was primarily due to the 2018 acquisitions of Interoute and Access Point, Inc. ("API") (collectively, along with Accelerated Connections, the "2018 Acquisitions").

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2018, revenue would have been higher by $13.1 million for the three months ended June 30, 2019.

Cost of Telecommunications Services Provided

Cost of telecommunications services provided increased by $58.1 million, or 32.4%, from $179.4 million for the three months ended June 30, 2018 to $237.5 million for the three months ended June 30, 2019. Recurring cost of telecommunications services was approximately 92% and 91% of total cost of telecommunications services for the three months ended June 30, 2019 and 2018, respectively. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2018, cost of telecommunications services provided would have been higher by $6.4 million for the three months ended June 30, 2019.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.9 million, or 8.8%, from $89.7 million for the three months ended June 30, 2018 to $97.6 million for the three months ended June 30, 2019. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 (amounts in millions):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$53.4	$44.3	$9.1	20.5%
Share-based compensation	7.6	8.8	(1.2)	(13.6)%
Transaction and integration expense	5.7	8.4	(2.7)	(32.1)%
Other SG&A(1)	30.9	28.2	2.7	9.6%
Total	$97.6	$89.7	$7.9	8.8%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2018 Acquisitions. Share-based compensation expense decreases were primarily driven the 2015 performance awards becoming fully vested in the prior period. Transaction and integration costs decreased as we continue to move away from the 2018 Acquisitions. Other SG&A expense increases were principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the three months ended June 30, 2018, selling, general and administrative expenses would have been higher by $2.6 million for the three months ended June 30, 2019.

Severance, Restructuring and Other Exit Costs. For the three months ended June 30, 2019, we incurred severance, restructuring and other exit costs of $6.4 million primarily relating to 2018 Acquisitions. For the three months ended June 30, 2018, we incurred exit costs of $5.3 million primarily relating to Interoute.

Depreciation and Amortization. Amortization of intangible assets increased $0.9 million or 4.3%, from $21.0 million for the three months ended June 30, 2018 to $21.9 million for the three months ended June 30, 2019, primarily due to the additional definite-lived intangible assets recorded in connection with the Interoute acquisition partially offset by intangibles from prior year acquisitions becoming fully amortized during the current and prior period. Depreciation expense increased $12.1 million or 44.5%, from $27.2 million for the three months ended June 30, 2018 to $39.3 million for the three months ended June 30, 2019, primarily due to the assets acquired from Interoute.

Other Expense. Other expense decreased by $77.4 million to $64.2 million for the three months ended June 30, 2019, compared to $141.6 million for the three months ended June 30, 2018. This is primarily due to a decrease of $78.2 million in loss on derivative financial instruments as well as the three months ended June 30, 2018 including a loss on debt extinguishment of $13.8 million, partially offset by higher interest expense of $19.1 million during the three months ended June 30, 2019 due to higher debt levels driven by the 2018 Acquisitions.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the six months ended June 30, 2019 and 2018 (amounts in millions):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Change

Revenue:
Telecommunications services	$884.0	$587.4	$296.6	50.5%

Operating expenses:
Cost of telecommunications services	479.3	320.9	158.4	49.4%
Selling, general and administrative expenses	201.7	157.8	43.9	27.8%
Severance, restructuring and other exit costs	9.2	7.2	2.0	27.8%
Depreciation and amortization	124.0	88.0	36.0	40.9%
Total operating expenses	814.2	573.9	240.3	41.9%
Operating income	69.8	13.5	56.3	417.0%

Other expense:
Interest expense, net	(97.5)	(51.1)	(46.4)	90.8%
Loss on debt extinguishment	—	(13.8)	13.8	*
Other expense, net	(30.9)	(115.1)	84.2	(73.2)%
Total other expense	(128.4)	(180.0)	51.6	(28.7)%
Loss before income taxes	(58.6)	(166.5)	107.9	(64.8)%
Provision for income taxes	2.0	0.5	1.5	300.0%
Net loss	$(60.6)	$(167.0)	$106.4	(63.7)%
* - Not meaningful

Revenue
Our revenue increased by $296.6 million, or 50.5%, from $587.4 million for the six months ended June 30, 2018 to $884.0 million for the six months ended June 30, 2019. Recurring revenue was approximately 93% and 92% of total revenue for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2018, revenue would have been higher by $31.1 million for the six months ended June 30, 2019.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $158.4 million, or 49.4%, from $320.9 million for the six months ended June 30, 2018 to $479.3 million for the six months ended June 30, 2019. Recurring cost of telecommunications services was approximately 92% and 91% of total cost of telecommunications services for the six months ended June 30, 2019 and 2018, respectively. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2018, cost of telecommunications services provided would have been higher by $14.5 million for the six months ended June 30, 2019.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $43.9 million, or 27.8%, from $157.8 million for the six months ended June 30, 2018 to $201.7 million for the six months ended June 30, 2019. The following table summarizes the major categories of selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 (amounts in millions):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$107.0	$79.8	$27.2	34.1%
Share-based compensation	16.3	14.6	1.7	11.6%
Transaction and integration expense	14.9	14.3	.6	4.2%
Other SG&A(1)	63.5	49.1	14.4	29.3%
Total	$201.7	$157.8	$43.9	27.8%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2018 Acquisitions. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration costs were driven by the 2018 Acquisitions. Other SG&A expense increases were principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the six months ended June 30, 2018, selling, general and administrative expenses would have been higher by $5.9 million for the six months ended June 30, 2019.

Severance, Restructuring and Other Exit Costs. For the six months ended June 30, 2019, we incurred exit costs of $9.2 million relating to the 2018 Acquisitions. We incurred $7.2 million related to our 2017 acquisition of Custom Connect International B.V. and the 2018 Acquisitions for the six months ended June 30, 2018.

Depreciation and Amortization. Amortization of intangible assets increased $2.9 million or 7.1%, from $41.1 million for the six months ended June 30, 2018 to $44.0 million for the six months ended June 30, 2019, primarily due to the 2018 Acquisitions partially offset by intangibles from prior year acquisitions becoming fully amortized during the current period. Depreciation expense increased $33.1 million, or 70.6% from $46.9 million to $80.0 million for the six months ended June 30, 2019, primarily due to the assets acquired from the Interoute acquisition.

Other Expense. Other expense decreased by $51.6 million to $128.4 million for the six months ended June 30, 2019 compared to $180.0 million for the six months ended June 30, 2018. This is primarily due to a decrease of $80.1 million in loss on derivative financial instruments as well as the six months ended June 30, 2018 including a loss on debt extinguishment of $13.8 million, partially offset by higher interest expense of $46.4 million during the six months ended June 30, 2018 due to higher debt levels driven by the 2018 Acquisitions.

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

Management monitors cash flow and liquidity requirements on a regular basis, including an analysis of the anticipated working capital requirements for the next 12 months. This analysis assumes our ability to manage expenses, capital expenditures, indebtedness, and the anticipated revenue trajectory. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

Our capital expenditures increased by $18.8 million, or 57.8% from $32.5 million (5.5% of revenue) for the six months ended June 30, 2018 to $51.3 million (5.8% of revenue) for the six months ended June 30, 2019. The increase in capital expenditures was due mainly to the 2018 Acquisitions. We anticipate that we will incur capital expenditures of approximately 5-6% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand and undrawn Revolving Line of Credit Facility, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the six months ended June 30, 2019 and 2018 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Six Months Ended June 30,
	2019	2018	$ Variance
Net cash provided by operating activities	$31.2	$28.5	$2.7
Net cash used in investing activities	(52.0)	(2,345.7)	2,293.7
Net cash (used in) provided by financing activities	(1.2)	2,286.5	(2,287.7)

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $2.7 million, from $28.5 million for the six months ended June 30, 2018 to $31.2 million for the six months ended June 30, 2019. This increase was primarily due to higher interest expense, non-recurring cash payments for severance and exit costs, and for transaction and integration costs, partially offset by cash inflows generated by the 2018 Acquisitions. Net cash provided by operating activities for the six months ended June 30, 2019 was negatively impacted by a use of cash of $72.4 million related to an increase in accounts receivable, due to the integration of Interoute's clients into GTT's billing system, which led to delays in invoice deliveries and corresponding client payments. We expect the timing of client payments to return to normal intervals throughout the remainder of 2019.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts, and capital expenditures.

Net cash flows used in investing activities decreased by $2,293.7 million, from $2,345.7 million for the six months ended June 30, 2018 to $52.0 million for the six months ended June 30, 2019.

Cash used for the six months ended June 30, 2019 consisted of capital expenditures of approximately $51.3 million and additional cash consideration paid for API of $0.5 million. Cash used for the six months ended June 30, 2018 consisted of $2,207.4 million for acquisitions and capital expenditures of $32.5 million.

Cash Used in (Provided by) Financing Activities

Our primary source of cash from financing activities are proceeds from debt and equity issuances. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows used in financing activities increased by $2,287.7 million, from a source of $2,286.5 million for the six months ended June 30, 2018 to a use of $1.2 million for the six months ended June 30, 2019. Cash provided for the six months ended June 30, 2018 consisted of net proceeds from the US Term Loan Facility and EMEA Term Loan Facility, proceeds from net equity issuance, partially offset by repayment of the prior term loan and payment of holdbacks. Cash used for the six months ended June 30, 2019 consisted of repayments of principal on term loans and other secured borrowings, payment of holdbacks, partially offset by net proceeds from the Revolving Line of Credit Facility.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of June 30, 2019 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,595.8	$26.2	$52.4	$52.4	$2,464.8
7.875% senior note	575.0	—	—	—	575.0
Other secured loans	10.1	8.5	1.6	—	—
Revolving line of credit	85.0	—	—	85.0	—
Operating leases	462.5	96.2	161.1	96.2	109.0
Finance leases	140.8	5.5	10.5	10.5	114.3
Network supplier agreements (1)	1,230.5	489.2	561.9	66.1	113.3
Other (2)	27.8	8.0	10.9	3.9	5.0
	$5,127.5	$633.6	$798.4	$314.1	$3,381.4
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

As of June 30, 2019, we did not have any off-balance sheet arrangements, other than the contractual obligations disclosed in the table above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The following is a reconciliation of Adjusted EBITDA from Net loss (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA
Net loss	$(33.3)	$(136.3)	$(60.6)	$(167.0)
Provision for income taxes	0.2	(1.1)	2.0	0.5
Interest and other expense, net	64.2	127.8	128.4	166.2
Loss on debt extinguishment	—	13.8	—	13.8
Depreciation and amortization	61.2	48.2	124.0	88.0
Severance, restructuring and other exit costs	6.4	5.3	9.2	7.2
Transaction and integration costs	5.7	8.4	14.9	14.3
Share-based compensation	7.6	8.8	16.3	14.6
Adjusted EBITDA	$112.0	$74.9	$234.2	$137.6

Free Cash Flow, Adjusted Free Cash Flow, and Adjusted Unlevered Free Cash Flow

Free Cash Flow is defined by us as net cash provided by operating activities less purchases of property and equipment. Adjusted Free Cash Flow is defined by us as Free Cash Flow adjusted to exclude cash paid for severance, restructuring and other exit costs, and acquisition-related transaction and integration costs. Adjusted Unlevered Free Cash Flow is defined as Adjusted Free Cash Flow before interest. Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow are not a measurement of our financial performance under GAAP and should not be considered in isolation or as alternatives to net cash flows provided by operating activities, total net cash flows, or any other performance measure derived in accordance with GAAP.

We use Free Cash Flow and Adjusted Free Cash Flow as a measure to evaluate cash generated through normal operating activities. We believe that the presentation of Free Cash Flow and Adjusted Free Cash Flow are relevant and useful to investors because they provide measures of cash available to pay the principal on our debt and pursue acquisitions of businesses or other strategic investments or uses of capital. We use Adjusted Unlevered Free Cash Flow as a measure to evaluate cash generated through normal operating activities prior to debt service as our debt capital structure will change over time. We believe that the presentation of Adjusted Unlevered Free Cash Flow is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.

The following is a reconciliation of Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow from Cash provided by operating activities (amounts in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$31.2	$28.5
Purchases of property and equipment	(51.3)	(32.5)
Free Cash Flow	(20.1)	(4.0)
Severance, restructuring and other exit costs	16.9	11.6
Transaction and integration costs	14.8	13.8
Adjusted Free Cash Flow	11.6	21.4
Cash paid for interest	65.4	61.3
Adjusted Unlevered Free Cash Flow	$77.0	$82.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of June 30, 2019, we had $2,595.8 million in term loans and $85.0 million in revolving loans with variable interest rates. The interest expense associated with our term loan and revolving loan will vary with market rates.

The US Term Loan Facility carries an interest rate equal to either Base Rate Loans with applicable margin at 1.75% or Eurocurrency Loans at 2.75%, subject to a floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.6 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the LIBOR-based interest rate swaps entered into during 2018.

The EMEA Term Loan Facility carries an interest rate equal to the European Money Markets Institute EURIBOR plus the applicable margin of 3.25%, subject to a EURIBOR floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in EURIBOR rate would increase annual interest expense by approximately $3.1 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the EURIBOR-based interest rate swap entered into during 2018.

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

The following is a summary of our revenues and expenses generated by non-US entities for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Revenues	Cost of Telecommunication Services	Selling, general and administrative expenses	Depreciation and amortization	Interest expense, net
EUR	37%	26%	36%	45%	21%
GBP	12%	18%	7%	9%	—%
Other	2%	2%	1%	3%	—%
Total non-US	51%	46%	44%	57%	21%

We did not have any foreign currency derivatives as of June 30, 2019 but we may enter into derivative financial instruments in the future.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Except for the Company’s design and implementation of certain controls related to the adoption of the new leases standard (ASC 842), there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 8, 2019, the Company entered into Amendment No. 1 to Credit Agreement (the “Amendment No. 1”) among KeyBank National Association, as administrative agent (the “Agent”), GTT Communications B.V., and the lenders party thereto. The Amendment No. 1 relates to, and was entered into pursuant to, that certain Credit Agreement, dated as of May 31, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) by and among (1) the Company and GTT Communications B.V., as the borrowers, (2) KeyBank National Association, as administrative agent and letter of credit issuer, (3) Credit Suisse AG, Cayman Islands Branch, KeyBank National Association, SunTrust Bank, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as the Syndication Agents, (4) KeyBank Capital Markets Inc., Credit Suisse Securities (USA) LLC, SunTrust Robinson Humphrey, Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., Citizens Bank, National Association and ING Capital LLC, as Joint Lead Arrangers and Joint Bookrunners, (5) Citizens Bank, National Association, and ING Capital LLC, as Documentation Agents, and (6) the other lenders party thereto. The Amendment No. 1 amends the maximum consolidated net secured leverage ratio levels for each fiscal quarter ending September 30, 2019 through December 31, 2020, and makes certain other modifications to the Credit Agreement that impose certain restrictions on the Company and its subsidiaries, including limitations on paying dividends and other restricted payments (including dividends by the Company), requiring a minimum liquidity test be met as a condition to making “permitted acquisitions” and reducing the amount of incremental indebtedness the Company and its subsidiaries may request when the consolidated net secured leverage ratio is above 4.40 to 1.00, in each case as set forth in the Amendment No. 1.
The foregoing description of the Amendment No. 1 is qualified in its entirety by the full text of the Amendment No. 1, a copy of which is attached as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Document
3.1
Second Amended and Restated Certificate of Incorporation, dated October 16, 2006 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2006).

3.2
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated December 31, 2013 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2014).

3.3	Certificate of Designations (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2019).
4.1
Section 382 Rights Agreement, dated August 8, 2019, by and between GTT Communications, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2019).

10.1
Incremental Revolving Credit Assumption Agreement, dated as of June 5, 2019, by and among GTT Communications, Inc., KeyBank National Association, as administrative agent and a letter of credit issuer, and the incremental revolving credit lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2019).

10.2*
Amendment No. 1 to Credit Agreement, dated as of August 8, 2019, among GTT Communications, Inc., a Delaware corporation, as the borrower, GTT Communications B.V., KeyBank National Association, as administrative agent, and the lenders party thereto.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Michael T. Sicoli
Michael T. Sicoli
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Senior Vice President and Controller
Date:	August 8, 2019		(Principal Accounting Officer)