Form 10-Q
period 2019-09-30
GTT Communications, Inc.
filed 2019-11-12
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

As of November 8, 2019, 56,650,772 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40.6	$55.3
Accounts receivable, net of allowances of $8.0 and $11.1, respectively	184.6	174.5
Prepaid expenses and other current assets	50.7	49.2
Total current assets	275.9	279.0
Property and equipment, net	1,760.9	1,870.4
Operating lease right of use assets	361.3	—
Intangible assets, net	479.1	552.4
Goodwill	1,729.6	1,738.0
Other long-term assets	82.9	97.8
Total assets	$4,689.7	$4,537.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115.6	$89.2
Accrued expenses and other current liabilities	208.7	226.8
Operating lease liabilities	73.4	—
Finance lease liabilities	5.0	6.7
Long-term debt	31.8	39.9
Deferred revenue	73.4	84.2
Total current liabilities	507.9	446.8
Operating lease liabilities, long-term portion	279.0	—
Finance lease liabilities, long-term portion	36.0	35.1
Long-term debt, long-term portion	3,118.2	3,151.6
Deferred revenue, long-term portion	263.6	287.0
Deferred tax liabilities	174.7	176.2
Other long-term liabilities	37.6	26.2
Total liabilities	4,417.0	4,122.9
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 56,314,914 and 55,625,149 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	834.2	809.9
Accumulated deficit	(455.1)	(368.3)
Accumulated other comprehensive loss	(106.4)	(26.9)
Total stockholders’ equity	272.7	414.7
Total liabilities and stockholders’ equity	$4,689.7	$4,537.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Telecommunications services	$420.0	$448.6	$1,304.0	$1,036.0

Operating expenses:
Cost of telecommunications services	232.8	247.4	712.1	568.2
Selling, general and administrative expenses	93.7	112.7	295.4	270.7
Severance, restructuring and other exit costs	2.4	15.5	11.6	22.7
Depreciation and amortization	61.0	58.5	185.0	146.5
Total operating expenses	389.9	434.1	1,204.1	1,008.1
Operating income	30.1	14.5	99.9	27.9

Other expense:
Interest expense, net	(48.8)	(47.6)	(146.3)	(98.7)
Loss on debt extinguishment	—	—	—	(13.8)
Other (expense) income, net	(8.0)	8.1	(38.9)	(106.9)
Total other expense	(56.8)	(39.5)	(185.2)	(219.4)
Loss before income taxes	(26.7)	(25.0)	(85.3)	(191.5)
(Benefit from) provision for income taxes	(0.5)	(1.6)	1.5	(1.1)
Net loss	$(26.2)	$(23.4)	$(86.8)	$(190.4)

Loss per share:
Basic	$(0.46)	$(0.43)	$(1.55)	$(3.87)
Diluted	$(0.46)	$(0.43)	$(1.55)	$(3.87)

Weighted average shares:
Basic	56,370,178	54,671,787	56,154,427	49,210,929
Diluted	56,370,178	54,671,787	56,154,427	49,210,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(26.2)	$(23.4)	$(86.8)	$(190.4)

Other comprehensive income (loss):
Foreign currency translation adjustment	(63.6)	(6.9)	(79.5)	(3.8)
Comprehensive loss	$(89.8)	$(30.3)	$(166.3)	$(194.2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, June 30, 2019	56,258,886	$—	$826.9	$(428.9)	$(42.8)	$355.2
Share-based compensation for options issued	—	—	—	—	—	—
Share-based compensation for restricted stock issued	20,802	—	6.9	—	—	6.9
Tax withholding related to the vesting of restricted stock	(753)	—	0.1	—	—	0.1
Stock issued in connection with employee stock purchase plan	23,829	—	0.2	—	—	0.2
Stock options exercised	12,150	—	0.1	—	—	0.1
Net loss	—	—	—	(26.2)	—	(26.2)
Foreign currency translation	—	—	—	—	(63.6)	(63.6)
Balance, September 30, 2019	56,314,914	$—	$834.2	$(455.1)	$(106.4)	$272.7

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, June 30, 2018	54,609,511	$—	$794.9	$(291.9)	$(0.8)	$502.2
Share-based compensation for options issued	—	—	0.3	—	—	0.3
Share-based compensation for restricted stock issued	139,069	—	9.0	—	—	9.0
Tax withholding related to the vesting of restricted stock	(136,319)	—	(5.9)	—	—	(5.9)
Stock issued in connection with employee stock purchase plan	10,441	—	0.3	—	—	0.3
Equity offerings, net of issuance costs	—	—	—	—	—	—
Stock options exercised	49,139	—	0.4	—	—	0.4
Net loss	—	—	—	(23.4)	—	(23.4)
Foreign currency translation	—	—	—	—	(6.9)	(6.9)
Balance, September 30, 2018	54,671,841	$—	$799.0	$(315.3)	$(7.7)	$476.0

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2018	55,625,149	$—	$809.9	$(368.3)	$(26.9)	$414.7
Share-based compensation for options issued	—	—	0.4	—	—	0.4
Share-based compensation for restricted stock issued	567,774	—	22.8	—	—	22.8
Tax withholding related to the vesting of restricted stock	(10,774)	—	(0.3)	—	—	(0.3)
Stock issued in connection with employee stock purchase plan	57,199	—	0.8	—	—	0.8
Stock issued in connection with acquisitions	(6,954)	—	(0.3)	—	—	(0.3)
Stock options exercised	82,520	—	0.9	—	—	0.9
Net loss	—	—	—	(86.8)	—	(86.8)
Foreign currency translation	—	—	—	—	(79.5)	(79.5)
Balance, September 30, 2019	56,314,914	$—	$834.2	$(455.1)	$(106.4)	$272.7

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2017	44,531,905	$—	$360.2	$(124.9)	$(3.9)	$231.4
Share-based compensation for options issued	—	—	0.9	—	—	0.9
Share-based compensation for restricted stock issued	631,603	—	23.0	—	—	23.0
Tax withholding related to the vesting of restricted stock	(342,807)	—	(16.1)	—	—	(16.1)
Stock issued in connection with employee stock purchase plan	22,866	—	0.7	—	—	0.7
Stock issued in connection with acquisitions	79,930	—	4.2	—	—	4.2
Equity offerings, net of issuance costs	9,589,094	—	424.5	—	—	424.5
Stock options exercised	159,250	—	1.6	—	—	1.6
Net loss	—	—	—	(190.4)	—	(190.4)
Foreign currency translation	—	—	—	—	(3.8)	(3.8)
Balance, September 30, 2018	54,671,841	$—	$799.0	$(315.3)	$(7.7)	$476.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(86.8)	$(190.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185.0	146.5
Share-based compensation	23.2	23.9
Debt discount amortization	5.2	1.9
Loss on debt extinguishment	—	13.8
Amortization of debt issuance costs	3.5	3.4
Change in fair value of derivative financial liability	41.8	106.9
Excess tax benefit from stock-based compensation	0.6	(6.6)
Deferred income taxes	(2.1)	8.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(23.3)	0.4
Prepaid expenses and other current assets	(6.1)	12.9
Other long-term assets	(3.2)	(12.5)
Accounts payable	24.2	15.5
Accrued expenses and other current liabilities	(59.2)	(53.7)
Operating lease liabilities	(4.8)	—
Deferred revenue	(22.7)	(11.2)
Other long-term liabilities	1.5	(8.1)
Net cash provided by operating activities	76.8	50.7

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(0.5)	(2,207.4)
Purchase of customer contracts	(0.2)	—
Settlement of deal-contingent foreign currency hedge	—	(105.8)
Purchases of property and equipment	(77.3)	(61.4)
Net cash used in investing activities	(78.0)	(2,374.6)

Cash flows from financing activities:
Proceeds from revolving line of credit	26.0	7.5
Proceeds from term loans	—	2,633.7
Repayment of term loans	(19.6)	(699.6)
Repayment of other secured borrowings	(11.0)	(5.9)
Payment of holdbacks	(6.5)	(11.2)
Debt issuance costs paid to third parties and lenders	(1.1)	(62.8)
Proceeds from equity issuance, net of issuance costs	—	424.5
Repayment of finance leases	(1.1)	(2.1)
Proceeds from issuance of common stock under employee stock purchase plan	1.2	0.7
Tax withholding related to the vesting of restricted stock	(0.3)	(16.1)
Exercise of stock options	0.9	1.6
Net cash (used in) provided by financing activities	(11.5)	2,270.3

Effect of exchange rate changes on cash	(2.0)	0.1

Net decrease in cash, cash equivalents, and restricted cash	(14.7)	(53.5)

Cash, cash equivalents, and restricted cash at beginning of period	55.3	101.2

Cash, cash equivalents, and restricted cash at end of period	$40.6	$47.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$121.8	$102.4
Cash paid for income taxes, net	$1.1	$1.9

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019 or for any other interim period. The December 31, 2018 consolidated balance sheet is condensed from the audited financial statements as of that date.

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

Revenue Recognition

The Company's revenue is derived primarily from telecommunications services, which includes both revenue from contracts with customers and lease revenue. Lease revenue services include dark fiber, duct, and colocation services. All other services are considered revenue from contracts with customers. Revenue from contracts with customers is recognized when services are provided to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those services. Lease revenue represents an arrangement where the customer has the right to use an identified asset for a specified term and such revenue is recognized over the term the customer is given exclusive access to the asset.

The Company's comprehensive portfolio of cloud networking services includes: wide area networking, including software defined wide area networking or SD-WAN; internet services; transport & infrastructure services; voice services; and other managed services.

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

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenue from contracts with customers disaggregated by primary geographic market based on legal entities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Primary geographic market:
United States	$191.9	$190.0	$589.3	$569.6
Europe	178.9	206.6	560.4	385.9
Other	9.7	13.2	33.1	22.6
Total revenue from contracts with customers	380.5	409.8	1,182.8	978.1
Lease revenue	39.5	38.8	121.2	57.9
Total telecommunications services revenue	$420.0	$448.6	$1,304.0	$1,036.0

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

Universal Service Fund ("USF"), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $6.6 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively, and $18.4 million and $17.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Contract balances. Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). The Company does not have contract assets that represent conditional rights to consideration. The Company’s accounts receivable balance at September 30, 2019 and December 31, 2018 includes $166.2 million and $157.6 million, respectively, related to contracts with customers. There were no other contract assets as of September 30, 2019 or December 31, 2018.

Contract liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales noted above, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period. The Company's contract liabilities were $71.4 million and $75.7 million as of September 30, 2019 and December 31, 2018, respectively. The change in contract liabilities during the nine months ended September 30, 2019 included $20.6 million for revenue recognized that was included in the contract liability balance as of January 1, 2019 and $17.6 million for new contract liabilities net of amounts recognized as revenue during the period.

The following table includes estimated revenue from contracts with customers expected to be recognized for each of the years subsequent to September 30, 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2019 and have an original expected duration of greater than one year (amounts in millions):

2019 remaining	$6.3
2020	14.5
2021	12.9
2022	11.7
2023	10.2
2024 and beyond	15.8
$71.4

For a table of estimated revenue to be recognized for consolidated deferred revenue for each of the years subsequent to September 30, 2019 refer to Note 6 - Deferred revenue.

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

Deferred sales commissions were $8.0 million and $3.4 million as of September 30, 2019 and December 31, 2018, respectively. There were no other significant amounts of assets recorded related to contract costs as of September 30, 2019 or December 31, 2018.

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

Marketing and Advertising Costs

Costs related to marketing and advertising are expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of operations. Third-party marketing and advertising expense was $2.1 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $7.2 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted EPS – net loss available to common stockholders	$(26.2)	$(23.4)	$(86.8)	$(190.4)
Denominator for basic EPS – weighted average shares	56,370,178	54,671,787	56,154,427	49,210,929
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted average shares	56,370,178	54,671,787	56,154,427	49,210,929

Loss per share:
Basic	$(0.46)	$(0.43)	$(1.55)	$(3.87)
Diluted	$(0.46)	$(0.43)	$(1.55)	$(3.87)

All outstanding stock options were anti-dilutive as of September 30, 2019 and 2018 due to the net loss incurred during the periods. There were approximately 430,000 and 526,000 outstanding stock options as of September 30, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its 2018 Credit Agreement (as defined in Note 7 - Debt), which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of September 30, 2019, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

Restricted Cash and Cash Equivalents

Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. The Company had no restricted cash and cash equivalents as of September 30, 2019 or December 31, 2018.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the customer’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweigh the likelihood of recovery. The allowance for doubtful accounts was $8.0 million and $11.1 million as of September 30, 2019 and December 31, 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial customer installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $4.6 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $13.1 million and $9.2 million for the nine months ended September 30, 2019 and 2018, respectively. Assets and liabilities under finance leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under finance leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $1.1 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company identified a triggering event during the three months ended June 30, 2019 due to the significant decline in its stock price. Accordingly, the Company performed an assessment of fair value using policy outlined above and concluded no impairment existed at that time. The Company again identified a triggering event during the three months ended September 30, 2019 due to the further decline in its stock price. Accordingly, the Company performed another assessment of fair value using policy outlined above. There were no triggering events or goodwill impairments identified for the nine months ended September 30, 2018.

Based upon the results of its fair value analysis for the three months ended September 30, 2019, the Company’s estimated fair value exceeded its carrying value by approximately 17%. Management considers the assumptions used in its analysis to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. While the Company concluded no impairment at this time, the Company’s goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a further decline in the stock price.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life which generally ranges from 3 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the nine months ended September 30, 2019 and 2018.

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

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of September 30, 2019 and December 31, 2018, the Company had open disputes not accrued for of $12.6 million and $9.1 million, respectively.

Acquisition Holdbacks

Acquisition holdbacks represent fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition or asset purchase. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities. The Company had no acquisition holdbacks as of September 30, 2019. As of December 31, 2018, acquisition holdbacks were included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the condensed consolidated statements of operations as interest expense. The unamortized debt issuance costs were $29.2 million and $31.6 million as of September 30, 2019 and December 31, 2018, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums is the difference between the face value of debt and the amount of principal received when the debt was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes original issuance discounts and premiums by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the original issuance discounts and premiums was a $42.4 million net discount and a $47.8 million net discount as of September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, the Company had derivative financial instruments in the form of interest rate swaps outstanding. The interest rate swaps were not designated as hedges and therefore do not qualify for hedge accounting. Refer to Note 7 - Debt for further information.

Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the condensed consolidated statement of operations as other expense, net. The Company recognized a loss of $6.6 million and a gain of $8.3 million during the three months ended September 30, 2019 and 2018, respectively, and losses of $41.8 million and $107.0 million during the nine months ended September 30, 2019 and 2018, respectively, due to the change in fair value of its derivative financial instruments.

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

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in millions). There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 or 2018.

September 30, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(63.5)	$—	$(63.5)	$—

December 31, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(22.4)	$—	$(22.4)	$—

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

Other Fair Value Measurements

As of September 30, 2019 and December 31, 2018, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of September 30, 2019 and December 31, 2018. The carrying amounts exclude any debt issuance costs or original issuance discount:

			Fair Value Measurement Using
	Total Carrying Value in Condensed Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
(amounts in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan	$1,747.9	$1,761.2	$1,398.3	$1,648.9
EMEA Term loan	807.2	857.6	686.2	827.5
7.875% Senior unsecured notes	575.0	575.0	327.8	488.8
Revolving line of credit	85.0	59.0	85.0	59.0
Other secured loans	6.5	18.1	6.5	18.1
Total long-term debt, including current portion	$3,221.6	$3,270.9	$2,503.8	$3,042.3
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

The Company's trade accounts receivable are generally unsecured and geographically dispersed. No single customer's trade accounts receivable balance as of September 30, 2019 or December 31, 2018 exceeded 10% of the Company's consolidated accounts receivable, net. No single customer accounted for more than 5% of revenue for the three or nine months ended September 30, 2019 or 2018.

Newly Adopted Accounting Principles

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASC 842"). ASC 842, including all the related amendments subsequent to its issuance, requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. The Company adopted ASC 842 as of January 1, 2019 and applied the optional transition relief method available in the standard. The Company has continued to apply ASC 840, including its disclosure requirements, to the comparative periods presented.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The guidance will be effective for the Company interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not anticipate the updated guidance will have a material impact on its condensed consolidated financial statements.

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

There were no acquisitions completed during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company paid $0.5 million of additional cash consideration for Access Point, Inc. ("API"), which is included within Acquisitions of business, net of cash acquired within our condensed consolidated statement of cash flows.

For material acquisitions completed during 2018, 2017, and 2016, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the nine months ended September 30, 2019, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2018.

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

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three and nine months ended September 30, 2019 and 2018. Refer to Note 10 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $1.9 million and $10.7 million during the three months ended September 30, 2019 and 2018, respectively, and $16.8 million and $25.1 million during the nine months ended September 30, 2019 and 2018, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material acquisitions during 2018 as if the acquisitions occurred on January 1, 2018. The pro forma net loss for the three and nine months ended September 30, 2018 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies, and IFRS to US GAAP adjustments for Interoute. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(Amounts in millions, except per share and share data)
Revenue	$448.6	$1,381.2
Net loss	$(23.4)	$(75.0)

Loss per share:
Basic	$(0.43)	$(1.52)
Diluted	$(0.43)	$(1.52)

Denominator for basic EPS – weighted average shares	54,671,787	49,210,929
Denominator for diluted EPS – weighted average shares	54,671,787	49,210,929

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,729.6 million and $1,738.0 million as of September 30, 2019 and December 31, 2018, respectively. Additionally, the Company's intangible asset balance was $479.1 million and $552.4 million as of September 30, 2019 and December 31, 2018, respectively. The additions to goodwill during the nine months ended September 30, 2019 relate primarily to measurement period adjustments for the acquisitions of Interoute and Access Point, Inc.

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 was as follows (amounts in millions):

Goodwill - December 31, 2018	$1,738.0
Adjustments to prior year business combinations	47.8
Foreign currency translation adjustments	(56.2)
Goodwill - September 30, 2019	$1,729.6

The following table summarizes the Company’s intangible assets as of September 30, 2019 and December 31, 2018 (amounts in millions):

		September 30, 2019			December 31, 2018
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-20 years	$747.6	$292.3	$455.3	$757.7	$233.7	$524.0
Non-compete agreements	3-5 years	4.7	4.6	0.1	4.7	4.6	0.1
Intellectual property	10 years	37.9	14.3	23.6	38.6	11.3	27.3
Tradename	1-3 years	6.0	5.9	0.1	6.0	5.0	1.0
		$796.2	$317.1	$479.1	$807.0	$254.6	$552.4

Amortization expense was $20.9 million and $22.9 million for the three months ended September 30, 2019 and 2018, respectively, and $64.9 million and $64.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense related to intangible assets subject to amortization at September 30, 2019 in each of the years subsequent to September 30, 2019 is as follows (amounts in millions):

2019 remaining	$20.2
2020	80.9
2021	79.3
2022	66.4
2023	53.9
2024 and beyond	178.4
Total	$479.1

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes the Company’s prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 (amounts in millions):

	September 30, 2019	December 31, 2018
Prepaid carrier costs	$21.1	$18.9
Prepaid selling, general and administrative	14.5	14.7
Short-term deposits	0.3	1.3
Taxes receivable	1.4	2.5
Deferred commissions	8.0	3.4
Other	5.4	8.4
	$50.7	$49.2

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 (amounts in millions):

	September 30, 2019	December 31, 2018
Compensation and benefits	$25.2	$36.9
Carrier costs	55.5	101.1
Restructuring	8.7	25.8
Interest rate swaps	63.5	22.4
Interest	11.4	3.2
Acquisition holdbacks	—	6.7
Accrued taxes	15.6	2.8
Selling, general and administrative	14.6	8.3
Accrued capital expenditures	4.2	7.7
Other	10.0	11.9
	$208.7	$226.8

NOTE 6 — DEFERRED REVENUE

Total deferred revenue as of September 30, 2019 and December 31, 2018 was $337.0 million and $371.2 million, respectively, consisting of unamortized prepaid services, IRUs, and deferred non-recurring revenue. Deferred revenue is recognized as current and noncurrent deferred revenue on the condensed consolidated balance sheets.

Significant changes in deferred revenue balances during the period are as follows (amounts in millions):

	Nine Months Ended September 30, 2019
	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
Balance, December 31, 2018	$28.7	$342.5	$371.2
Revenue recognized from beginning balance	(27.0)	(42.7)	(69.7)
Increase in deferred revenue (gross)	191.4	19.5	210.9
Revenue recognized on increase in deferred revenue	(162.5)	(1.4)	(163.9)
Foreign currency translation adjustments	(0.3)	(11.2)	(11.5)
Balance, September 30, 2019	$30.3	$306.7	$337.0

Remaining amortization at September 30, 2019 and in each of the years subsequent to September 30, 2019 is as follows (amounts in millions):

	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
2019 remaining	$25.6	$13.0	$38.6
2020	4.7	39.8	44.5
2021	—	37.0	37.0
2022	—	34.9	34.9
2023	—	33.2	33.2
2024 and beyond	—	148.8	148.8
	$30.3	$306.7	$337.0

NOTE 7     — DEBT

As of September 30, 2019 and December 31, 2018, long-term debt was as follows (amounts in millions):

	September 30, 2019	December 31, 2018

US Term loan	$1,747.9	$1,761.2
EMEA Term loan	807.2	857.6
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	85.0	59.0
Other secured loans	6.5	18.1
Total debt obligations	3,221.6	3,270.9
Unamortized debt issuance costs	(29.2)	(31.6)
Unamortized original issuance discount, net	(42.4)	(47.8)
Carrying value of debt	3,150.0	3,191.5
Less current portion	(31.8)	(39.9)
Long-term debt less current portion	$3,118.2	$3,151.6

2018 Credit Agreement

On May 31, 2018, the Company entered into a credit agreement (the "2018 Credit Agreement") that provides for (1) a $1,770.0 million term loan B facility (the "US Term Loan Facility"), (2) a €750.0 million term loan B facility (the "EMEA Term Loan Facility"), and (3) a $200.0 million revolving credit facility (the "Revolving Line of Credit Facility") (which includes a $50.0 million letter of credit facility). The US Term Loan Facility was issued at an original issuance discount of $8.9 million and the EMEA Term

Loan Facility was issued at an original issuance discount of €3.8 million. The Company is the borrower under the U.S. Term Loan Facility and the Revolving Line of Credit Facility. The Company's wholly-owned subsidiary GTT Communications B.V. is the borrower under the EMEA Term Loan Facility (the "EMEA Borrower").

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

The unused and available amount of the Revolving Line of Credit Facility at September 30, 2019 was as follows (amounts in millions):

Committed capacity	$250.0
Borrowings outstanding	(85.0)
Letters of credit issued	(10.8)
Unused and available	$154.2

The obligations of the Company under the 2018 Credit Agreement are secured by the substantial majority of the tangible and intangible assets of the Company. The obligations of the Company under the U.S. Term Loan Facility and the Revolving Line of Credit Facility are guaranteed by certain of its domestic subsidiaries, but not by any of the Company’s foreign subsidiaries. The obligations of the EMEA Borrower under the EMEA Term Loan Facility are guaranteed by the Company and certain of its domestic and foreign subsidiaries. None of the foreign subsidiary guarantors of the EMEA Term Loan Facility provide cross-guarantees of the guarantees of the EMEA Term Loan Facility provided by the Company and its domestic subsidiaries.

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

As of September 30, 2019, the Company's Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was approximately 5.4:1, which is below the maximum permitted ratio of 6.50:1.

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

Interest Rate Swaps

In April and May 2018, the Company entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at September 30, 2019 and December 31, 2018 was as follows (in millions):

				Fair Value
				September 30, 2019		December 31, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$—	$(22.1)	$—	$(4.4)
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(18.4)	—	(6.9)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(6.9)	—	(2.8)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(16.1)	—	(8.3)
				$—	$(63.5)	$—	$(22.4)

The Company records the fair value of interest rate swaps in its condensed consolidated balance sheets within prepaid expenses and other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. Due to the change in fair value of its interest rate swaps, the Company recognized a loss of $6.6 million in other expense, net and a gain of $8.6 million for the three months ended September 30, 2019 and 2018, respectively, and a loss of $41.8 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The 7.875% Senior Unsecured Notes are guaranteed by the Company’s domestic subsidiaries that guarantee the Company’s obligations under the U.S. Term Loan Facility and the Revolving Line of Credit Facility, but not by any of the Company’s foreign subsidiaries. We are in compliance with the subsidiary guarantee requirements for the 7.875% Senior Unsecured Notes.

Other Secured Loans

In connection with the Interoute acquisition in May 2018, the Company acquired other loans secured by certain network assets. The balance of other secured loans at September 30, 2019 and December 31, 2018 was $6.5 million and $18.1 million, respectively.

Effective Interest Rate

The effective interest rate on the long-term debt at September 30, 2019 and December 31, 2018 was 5.3% and 5.3%, respectively. The effective interest rate considers the impact of the interest rate swaps.

Long-term Debt Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of September 30, 2019 (amounts in millions):

Total Debt
2019 remaining	$9.1
2020	29.4
2021	26.2
2022	25.9
2023	110.9
2024 and beyond	3,020.1
$3,221.6

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the nine months ended September 30, 2019 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2018	$(11.5)	$(3.2)	$(14.3)	$(2.6)	$(31.6)
Debt issuance costs incurred	—	—	—	(1.1)	(1.1)
Amortization	1.2	0.3	1.5	0.5	3.5
Balance, September 30, 2019	$(10.3)	$(2.9)	$(12.8)	$(3.2)	$(29.2)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Interest expense associated with the amortization of debt issuance costs was $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the original issuance (discount) and premium activity for the nine months ended September 30, 2019 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2018	$(39.8)	$(22.0)	$14.0	$(47.8)
Amortization	4.2	2.5	(1.5)	5.2
Foreign currency translation adjustments	—	0.2	—	0.2
Balance, September 30, 2019	$(35.6)	$(19.3)	$12.5	$(42.4)

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Amortization of original issuance discounts and premiums was $1.7 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $5.2 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in interest expense, net.

NOTE 8 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Communications, Inc. 2018 Stock Option and Incentive Plan (the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 14,250,000 shares of which 10,744,199 have been issued and are outstanding as of September 30, 2019.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$0.1	$0.2	$0.4	$0.9
Restricted stock	6.8	8.9	22.5	22.8
ESPP	0.1	0.1	0.3	0.2
Total	$7.0	$9.2	$23.2	$23.9

As of September 30, 2019, there was $61.2 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	September 30, 2019
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$0.1	0.37
Time-based restricted stock	56.5	2.30
Performance-based restricted stock (1)	4.6	0.75
Total	$61.2	2.16

(1) Excludes $26.3 million and $12.9 million of unrecognized compensation cost related to the 2018 Performance Awards and 2017 Performance Awards, respectively, where achievement of the performance criteria was not probable as of September 30, 2019.

The following table summarizes the restricted stock granted during the three and nine months ended September 30, 2019 and 2018 (amounts in millions, except shares data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Time-based restricted stock granted	108,000	196,468	790,731	815,019
Fair value of time-based restricted stock granted	$1.1	$8.8	$22.7	$38.4

Performance-based restricted stock granted	—	—	44,000	8,000
Fair value of performance-based restricted stock granted	$—	$—	$1.2	$0.4

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition concluded during the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. The Company did not recognize share-based compensation expense related to the 2015 Performance awards during the three months ended September 30, 2019 as the awards were fully vested. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.9 million for the three months ended September 30, 2018, and $1.3 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $1.7 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, $4.3 million of unvested 2017 Performance Awards had been forfeited due to departures and remaining unrecognized compensation cost related to the unvested 2017 Performance Awards was $17.5 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of September 30, 2019.

The Company granted $31.2 million of restricted stock during 2018 and 2019 contingent upon the achievement of certain performance criteria (the "2018 Performance Awards"). The fair value of the 2018 Performance Awards was calculated using the value of GTT common stock on the grant date. As of September 30, 2019, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense for the three or nine months ended September 30, 2019. As of September 30, 2019, $4.9 million of unvested 2018 Performance Awards had been forfeited due to departures and remaining unrecognized compensation cost related to the unvested 2018 Performance Awards was $26.3 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At September 30, 2019, 316,516 shares were available for issuance under the ESPP.

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

The Company recorded a (benefit from) provision for income taxes of $(0.5) million and $(1.6) million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $(1.1) million for the nine months ended September 30, 2019 and 2018, respectively.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence identified during the Company's evaluation was the cumulative loss incurred over the three year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of September 30, 2019 and December 31, 2018, the Company recognized a valuation allowance against its net U.S. deferred tax assets under the criteria of ASC 740 of $73.3 million and $73.3 million, respectively, and the Company recognized a valuation allowance against its net foreign deferred tax assets under the criteria of ASC 740 of $110.9 million and $89.6 million, respectively. The amount of U.S. deferred tax asset considered realizable, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with ASC 740.

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

The exit costs recorded and paid are summarized as follows for the nine months ended September 30, 2019 (amounts in millions):

	Balance, December 31, 2018	Charges	Payments	Other Adjustments(1)	Balance, September 30, 2019
Employee termination benefits	$7.4	$6.0	$(10.9)	$1.3	$3.8
Lease terminations	9.3	3.9	(4.3)	(1.0)	7.9
Other contract terminations	9.1	1.7	(6.8)	0.2	4.2
	$25.8	$11.6	$(22.0)	$0.5	$15.9
(1) Other Adjustments includes certain reclassifications between categories as well as Foreign Currency Translation adjustments

During the nine months ended September 30, 2018, the Company incurred severance, restructuring and other exit costs of $22.7 million and made payments of $22.3 million relating to acquisitions.

NOTE 11 — LEASES

The Company enters into contracts to lease real estate, equipment, and vehicles, and has identified embedded leases within its colocation, dark fiber, and duct supplier contracts. The lease contracts have remaining lease terms up to 31 years and certain leases include options to extend the lease term. The Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company's lease expense is split between cost of telecommunications services and selling, general and administrative expenses in the condensed consolidated statement of operations based on the use of the asset for which lease expense is being paid. The components of lease expense for the period were as follows (amounts in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$25.6	$79.2
Finance lease expense:
Amortization of right of use assets	0.6	1.6
Interest on lease liabilities	1.7	3.8
Total finance lease expense	2.3	5.4
Short-term lease expense	5.1	15.8
Variable lease expense	7.6	22.6
Total lease expense	$40.6	$123.0

Supplemental cash flow information related to leases for the period was as follows (amounts in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84.0
Operating cash flows from finance leases	3.8
Financing cash flows from finance leases	1.1

Right of use assets obtained in exchange for new operating lease liabilities	15.4
Right of use assets obtained in exchange for new finance lease liabilities	1.3

Supplemental balance sheet information related to leases for the period was as follows:

September 30, 2019
Weighted average remaining lease term (amounts in years)
Operating leases	6.41
Finance leases	23.17

Weighted average discount rate
Operating leases	5.5%
Finance leases	13.0%

Maturities of lease liabilities were as follows (amounts in millions):

	Operating Leases	Finance Leases
2019 remaining	$25.4	$1.4
2020	87.9	5.4
2021	79.1	5.0
2022	61.4	5.0
2023	46.4	5.1
2024 and beyond	122.7	112.8
Total lease payments	422.9	134.7
Less: Present value discount	(70.5)	(93.7)
Present value of lease obligations	$352.4	$41.0

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations, excluding those related to long-term debt and operating and finance leases, are as follows at September 30, 2019 (amounts in millions):

	Network Supply	Other
2019 remaining	$119.2	$2.2
2020	$432.6	$8.2
2021	$292.7	$6.3
2022	$190.1	$3.9
2023	$55.8	$2.9
2024 and beyond	$111.1	$9.6
	1,201.5	33.1

Refer to Note 7 - Debt for the aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) at September 30, 2019 and refer to Note 11 - Leases for the aggregate contractual maturities of operating leases and finance leases at September 30, 2019.

Network Supply Agreements

As of September 30, 2019, the Company had purchase obligations of $1,201.5 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers that are not accounted for as operating leases. The Company’s supplier agreements fall into two key categories, the Company's core IP backbone and customer specific locations (also referred to as "last mile" locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one year term and do not relate to any specific underlying customer commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Except as disclosed below, the Company does not believe that it is a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on its financial condition or results of operations and cash flow.

On July 30, 2019, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S District Court for the Eastern District of Virginia (Case No. 1:19-cv-00982) on behalf of certain GTT stockholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, in connection with disclosures relating to GTT's acquisition and integration of Interoute Communications Holdings S.A. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

On October 16, 2019, a purported shareholder derivative complaint was filed by a GTT stockholder against certain of the Company's present and former directors and officers in the U.S. District Court for the District of Delaware (Case No. 19-cv-1961). The Company was named as a nominal defendant. The complaint asserts various causes of action against the individual defendants related to the alleged false or misleading statements and omissions at issue in the securities litigation described above. The complaint seeks damages, costs and fees, including attorney's fees, and equitable relief. Defendants intend to file a motion to dismiss the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

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

Internet

We offer clients scalable, high-bandwidth global internet connectivity and IP transit with guaranteed availability and packet delivery, utilizing our Tier 1 global IP network. Our Internet services offer flexible connectivity with multiple port interfaces including Fast Ethernet, Gigabit Ethernet, 10 Gigabit Ethernet, and 100 Gigabit Ethernet. We also offer a wide range of broadband internet and wireless internet access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

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

Client and Network Supplier Contracts

Our client contracts are most commonly two to three years for the initial term but can range from one to five years or sometimes longer. Following the initial term, these agreements typically provide for automatic renewal for specified periods ranging from one month to one year. Our prices are fixed for the duration of the contract, and we typically bill monthly in advance for such services. If a client terminates its agreement, the terms of our client contracts typically require full recovery of any amounts due for the remainder of the term or, at a minimum, our liability to any underlying suppliers.

Our revenue is composed of recurring revenue and non-recurring revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the customer on a monthly basis for the contracted term. For the nine months ended

September 30, 2019, recurring revenue was approximately 94% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, one-time termination charges for clients who cancel their services prior to the contract termination date, and usage revenue which represents variable revenue based on whether a customer exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of September 30, 2019, we had approximately 3,000 full-time equivalent employees. For the nine months ended September 30, 2019, the total employee cash compensation and benefits represented approximately 12% of total revenue.

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

There were no acquisitions completed during the nine months ended September 30, 2019.

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

As of September 30, 2019, our Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was 5.4:1, which is below the maximum permitted ratio of 6.50:1.

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

We identified a triggering event during the three months ended June 30, 2019 due to the significant decline in our stock price. Accordingly, we performed an assessment of fair value using policy outlined above and concluded no impairment existed at that time. We again identified a triggering event during the three months ended September 30, 2019 due to the further decline in our stock price. Accordingly, we performed another assessment of fair value using policy outlined above. There were no triggering events or goodwill impairments identified for the nine months ended September 30, 2018.

Based upon the results of our fair value analysis, we estimated fair value exceeded our carrying value by approximately 17%. We consider the assumptions used in our analysis to be our best estimates across a range of possible outcomes based on available evidence at the time of the assessment. While we concluded no impairment at this time, our goodwill is at risk of future impairment in the event of significant unexpected changes in our forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended September 30, 2019 and 2018 (amounts in millions):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Change

Revenue:
Telecommunications services	$420.0	$448.6	$(28.6)	(6.4)%

Operating expenses:
Cost of telecommunications services	232.8	247.4	(14.6)	(5.9)%
Selling, general and administrative expenses	93.7	112.7	(19.0)	(16.9)%
Severance, restructuring and other exit costs	2.4	15.5	(13.1)	(84.5)%
Depreciation and amortization	61.0	58.5	2.5	4.3%
Total operating expenses	389.9	434.1	(44.2)	(10.2)%
Operating income	30.1	14.5	15.6	107.6%

Other expense:
Interest expense, net	(48.8)	(47.6)	(1.2)	2.5%
Other (expense) income, net	(8.0)	8.1	(16.1)	(198.8)%
Total other expense	(56.8)	(39.5)	(17.3)	43.8%
Loss before income taxes	(26.7)	(25.0)	(1.7)	6.8%
(Benefit from) provision for income taxes	(0.5)	(1.6)	1.1	(68.8)%
Net loss	$(26.2)	$(23.4)	$(2.8)	12.0%

Revenue

Our revenue decreased by $28.6 million, or 6.4%, from $448.6 million for the three months ended September 30, 2018 to $420.0 million for the three months ended September 30, 2019. Recurring revenue was approximately 94% and 94% of total revenue for the three months ended September 30, 2019 and 2018, respectively. The decrease in revenue was primarily due to negative net installs, non-recurring revenue, and the effects of fluctuating foreign currency exchange rates.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2018, revenue would have been higher by $9.8 million for the three months ended September 30, 2019.

Cost of Telecommunications Services Provided

Cost of telecommunications services provided decreased by $14.6 million, or 5.9%, from $247.4 million for the three months ended September 30, 2018 to $232.8 million for the three months ended September 30, 2019. Recurring cost of telecommunications services was approximately 93% and 92% of total cost of telecommunications services for the three months ended September 30, 2019 and 2018, respectively. Consistent with our decrease in revenue, the decrease in cost of telecommunications services provided was principally driven by a corresponding reduction in costs related to negative net installs, cost synergies realized in 2019 after the integration of Interoute, and the effects of fluctuating foreign currency exchange rates.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2018, cost of telecommunications services provided would have been higher by $5.2 million for the three months ended September 30, 2019.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $19.0 million, or 16.9%, from $112.7 million for the three months ended September 30, 2018 to $93.7 million for the three months ended September 30, 2019. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 (amounts in millions):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$52.0	$60.1	$(8.1)	(13.5)%
Share-based compensation	7.0	9.2	(2.2)	(23.9)%
Transaction and integration expense	1.9	10.7	(8.8)	(82.2)%
Other SG&A(1)	32.8	32.7	0.1	0.3%
Total	$93.7	$112.7	$(19.0)	(16.9)%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation decreased primarily due to cost synergies realized in 2019 after the integration of Interoute. Share-based compensation expense decreases were primarily driven by the 2015 performance awards becoming fully vested in the first quarter of the current year. Transaction and integration costs decreased as we have not made any acquisitions in 2019 and we continue to move away from the 2018 Acquisitions. Other SG&A expense remained relatively consistent.

On a constant currency basis using the average exchange rates in effect during the three months ended September 30, 2018, selling, general and administrative expenses would have been higher by $1.9 million for the three months ended September 30, 2019.

Severance, Restructuring and Other Exit Costs. For the three months ended September 30, 2019, we incurred severance, restructuring and other exit costs of $2.4 million primarily relating to 2018 Acquisitions. For the three months ended September 30, 2018, we incurred exit costs of $15.5 million primarily relating to Interoute.

Depreciation and Amortization. Amortization of intangible assets decreased $2.0 million or 8.7%, from $22.9 million for the three months ended September 30, 2018 to $20.9 million for the three months ended September 30, 2019, primarily due to intangibles from prior year acquisitions becoming fully amortized during the current and prior periods. Depreciation expense increased $4.5 million or 12.6%, from $35.6 million for the three months ended September 30, 2018 to $40.1 million for the three months ended

September 30, 2019, primarily due to purchase price accounting adjustments to both the fair value and useful lives of assets acquired from Interoute.

Other Expense. Other expense increased by $17.3 million to $56.8 million for the three months ended September 30, 2019, compared to $39.5 million for the three months ended September 30, 2018. This is primarily due to the three months ended September 30, 2019 including a non-cash mark-to-market loss on derivative financial instruments of $6.6 million whereas the three months ended September 30, 2018 included a non-cash mark-to-market gain on derivative financial instruments of $8.3 million.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the nine months ended September 30, 2019 and 2018 (amounts in millions):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Change

Revenue:
Telecommunications services	$1,304.0	$1,036.0	$268.0	25.9%

Operating expenses:
Cost of telecommunications services	712.1	568.2	143.9	25.3%
Selling, general and administrative expenses	295.4	270.7	24.7	9.1%
Severance, restructuring and other exit costs	11.6	22.7	(11.1)	(48.9)%
Depreciation and amortization	185.0	146.5	38.5	26.3%
Total operating expenses	1,204.1	1,008.1	196.0	19.4%
Operating income	99.9	27.9	72.0	258.1%

Other expense:
Interest expense, net	(146.3)	(98.7)	(47.6)	48.2%
Loss on debt extinguishment	—	(13.8)	13.8	*
Other (expense) income, net	(38.9)	(106.9)	68.0	(63.6)%
Total other expense	(185.2)	(219.4)	34.2	(15.6)%
Loss before income taxes	(85.3)	(191.5)	106.2	(55.5)%
Provision for income taxes	1.5	(1.1)	2.6	(236.4)%
Net loss	$(86.8)	$(190.4)	$103.6	(54.4)%
* - Not meaningful

Revenue
Our revenue increased by $268.0 million, or 25.9%, from $1,036.0 million for the nine months ended September 30, 2018 to $1,304.0 million for the nine months ended September 30, 2019. Recurring revenue was approximately 93% and 93% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to the 2018 acquisitions of Interoute and Access Point, Inc. (collectively, along with Accelerated Connections, the "2018 Acquisitions").

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2018, revenue would have been higher by $40.5 million for the nine months ended September 30, 2019.

Cost of Telecommunications Services Provided
Cost of telecommunications services provided increased by $143.9 million, or 25.3%, from $568.2 million for the nine months ended September 30, 2018 to $712.1 million for the nine months ended September 30, 2019. Recurring cost of telecommunications services was approximately 93% and 91% of total cost of telecommunications services for the nine months ended September 30, 2019 and 2018, respectively. Consistent with our increase in revenue, the increase in cost of telecommunications services provided was principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2018, cost of telecommunications services provided would have been higher by $19.8 million for the nine months ended September 30, 2019.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $24.7 million, or 9.1%, from $270.7 million for the nine months ended September 30, 2018 to $295.4 million for the nine months ended September 30, 2019. The following table summarizes the major categories of selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 (amounts in millions):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$159.0	$139.8	$19.2	13.7%
Share-based compensation	23.2	23.9	(0.7)	(2.9)%
Transaction and integration expense	16.8	25.1	(8.3)	(33.1)%
Other SG&A(1)	96.4	81.9	14.5	17.7%
Total	$295.4	$270.7	$24.7	9.1%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2018 Acquisitions. Share-based compensation expense decreases were primarily driven by the 2015 performance awards becoming fully vested in the first quarter of the current year partially offset by an increase in the aggregate value of employee equity awards. Transaction and integration costs decreased as we have not made any acquisitions in 2019 and 2018 Acquisitions' transaction and integration costs have declined as the integrations are now complete. Other SG&A expense increases were principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the nine months ended September 30, 2018, selling, general and administrative expenses would have been higher by $7.8 million for the nine months ended September 30, 2019.

Severance, Restructuring and Other Exit Costs. For the nine months ended September 30, 2019, we incurred exit costs of $11.6 million relating to the 2018 Acquisitions. We incurred $22.7 million related to our 2017 acquisition of Custom Connect International B.V. and 2018 Acquisitions for the nine months ended September 30, 2018.

Depreciation and Amortization. Amortization of intangible assets increased $0.9 million or 1.4%, from $64.0 million for the nine months ended September 30, 2018 to $64.9 million for the nine months ended September 30, 2019, primarily due to the 2018 Acquisitions partially offset by intangibles from prior year acquisitions becoming fully amortized during the current and prior period. Depreciation expense increased $37.6 million, or 45.6% from $82.5 million to $120.1 million for the nine months ended September 30, 2019, primarily due to the assets acquired from the 2018 Acquisitions.

Other Expense. Other expense decreased by $34.2 million to $185.2 million for the nine months ended September 30, 2019 compared to $219.4 million for the nine months ended September 30, 2018. This is primarily due to a decrease of $65.2 million in loss on derivative financial instruments as well as the nine months ended September 30, 2018 including a loss on debt extinguishment of $13.8 million, partially offset by higher interest expense of $47.6 million during the nine months ended September 30, 2019 due to higher debt levels driven by the 2018 Acquisitions.

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

Our capital expenditures increased by $15.9 million, or 25.9% from $61.4 million (5.9% of revenue) for the nine months ended September 30, 2018 to $77.3 million (5.9% of revenue) for the nine months ended September 30, 2019. The increase in capital expenditures was due mainly to the 2018 Acquisitions. We anticipate that we will incur capital expenditures of approximately 5-6% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand and undrawn Revolving Line of Credit Facility, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

Cash Flows

The following table summarizes the components of our cash flows for the nine months ended September 30, 2019 and 2018 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Nine Months Ended September 30,
	2019	2018	$ Variance
Net cash provided by operating activities	$76.8	$50.7	$26.1
Net cash used in investing activities	(78.0)	(2,374.6)	2,296.6
Net cash (used in) provided by financing activities	(11.5)	2,270.3	(2,281.8)

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our customers. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $26.1 million, from $50.7 million for the nine months ended September 30, 2018 to $76.8 million for the nine months ended September 30, 2019. This increase was primarily due to cash inflows generated by the 2018 Acquisitions partially offset by higher interest expense, non-recurring cash payments for severance and exit costs, and for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of customer contracts, and capital expenditures.

Net cash flows used in investing activities decreased by $2,296.6 million, from $2,374.6 million for the nine months ended September 30, 2018 to $78.0 million for the nine months ended September 30, 2019.

Cash used for the nine months ended September 30, 2019 consisted of capital expenditures of approximately $77.3 million and additional cash consideration paid for API of $0.5 million. Cash used for the nine months ended September 30, 2018 consisted of $2,207.4 million for acquisitions and capital expenditures of $61.4 million.

Cash Used in (Provided by) Financing Activities

Our primary source of cash from financing activities are proceeds from debt and equity issuances. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows used in financing activities increased by $2,281.8 million, from a source of $2,270.3 million for the nine months ended September 30, 2018 to a use of $11.5 million for the nine months ended September 30, 2019. Cash provided for the nine months ended September 30, 2018 consisted of net proceeds from the US Term Loan Facility and EMEA Term Loan Facility, proceeds from net equity issuance, partially offset by repayment of the prior term loan and payment of holdbacks. Cash used for the nine months ended September 30, 2019 consisted of repayments of principal on term loans and other secured borrowings, payment of holdbacks, partially offset by net proceeds from the Revolving Line of Credit Facility.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of September 30, 2019 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,555.1	$25.9	$51.8	$51.8	$2,425.6
7.875% senior note	575.0	—	—	—	575.0
Other secured loans	6.5	5.9	0.6	—	—
Revolving line of credit	85.0	—	—	85.0	—
Operating leases	422.9	90.3	149.8	87.4	95.4
Finance leases	134.7	5.4	10.1	10.3	108.9
Network supplier agreements (1)	1,201.5	473.6	551.9	64.9	111.1
Other (2)	33.1	8.5	11.4	5.4	7.8
	$5,013.8	$609.6	$775.6	$304.8	$3,323.8
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

As of September 30, 2019, we did not have any off-balance sheet arrangements, other than the contractual obligations disclosed in the table above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The following is a reconciliation of Adjusted EBITDA from Net loss (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(26.2)	$(23.4)	$(86.8)	$(190.4)
Provision for income taxes	(0.5)	(1.6)	1.5	(1.1)
Interest and other expense, net	56.8	39.5	185.2	205.6
Loss on debt extinguishment	—	—	—	13.8
Depreciation and amortization	61.0	58.5	185.0	146.5
Severance, restructuring and other exit costs	2.4	15.5	11.6	22.7
Transaction and integration costs	1.9	10.7	16.8	25.1
Share-based compensation	7.0	9.2	23.2	23.9
Adjusted EBITDA	$102.4	$108.4	$336.5	$246.1

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

The following is a reconciliation of Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow from Cash provided by operating activities (amounts in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$76.8	$50.7
Purchases of property and equipment	(77.3)	(61.4)
Free Cash Flow	(0.5)	(10.7)
Severance, restructuring and other exit costs	22.0	22.3
Transaction and integration costs	17.0	24.7
Adjusted Free Cash Flow	38.5	36.3
Cash paid for interest	121.8	102.4
Adjusted Unlevered Free Cash Flow	$160.3	$138.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of our business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of September 30, 2019, we had $2,555.1 million in term loans and $85.0 million in revolving loans with variable interest rates. The interest expense associated with our term loan and revolving loan will vary with market rates.

The US Term Loan Facility carries an interest rate equal to either Base Rate Loans with applicable margin at 1.75% or Eurocurrency Loans at 2.75%, subject to a floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.5 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the LIBOR-based interest rate swaps entered into during 2018.

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

The following is a summary of our revenues and expenses generated by non-US entities for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Revenues	Cost of Telecommunication Services	Selling, general and administrative expenses	Depreciation and amortization	Interest expense, net
EUR	37%	26%	36%	45%	21%
GBP	12%	18%	7%	9%	—%
Other	2%	2%	1%	3%	—%
Total non-US	51%	46%	44%	57%	21%

We did not have any foreign currency derivatives as of September 30, 2019 but we may enter into derivative financial instruments in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”).

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2019, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Except for the Company’s design and implementation of certain controls related to the adoption of the new leases standard (ASC 842), there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings arising in the normal course of business. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.

On July 30, 2019, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S District Court for the Eastern District of Virginia (Case No. 1:19-cv-00982) on behalf of certain GTT stockholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, in connection with disclosures relating to GTT's acquisition and integration of Interoute Communications Holdings S.A. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

On October 16, 2019, a purported shareholder derivative complaint was filed by a GTT stockholder against certain of the Company's present and former directors and officers in the U.S. District Court for the District of Delaware (Case No. 19-cv-1961). The Company was named as a nominal defendant. The complaint asserts various causes of action against the individual defendants related to the alleged false or misleading statements and omissions at issue in the securities litigation described above. The complaint seeks damages, costs and fees, including attorney's fees, and equitable relief. Defendants intend to file a motion to dismiss the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

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

4.2*	Third Supplemental Indenture, dated November 7, 2019, among the Registrant, the Guaranteeing Subsidiaries party thereto and Wilmington Trust, National Association, as trustee.
31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Senior Vice President, Corporate Controller and
Interim Chief Financial Officer (Principal
Date:	November 12, 2019		Financial Officer)