Form 10-K
period 2019-12-31
GTT Communications, Inc.
filed 2020-03-02
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2019
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

The aggregate market value of the common stock held by non-affiliates of the registrant (45,737,472 shares) based on the $17.60 closing price of the registrant’s common stock as reported on the NYSE on June 30, 2019, was $804,979,505. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2020, 56,737,341 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

Documents Incorporated by Reference
Portions of our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

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

These statements are subject to risks and uncertainties, including, among others, financial, regulatory, environmental, and industry projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Factors, contingencies, and risks that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the effects on our business and clients of general economic and financial market conditions, as well as the following:

•	our ability to achieve the expected benefits of certain transactions;

•	our ability to develop and market new products and services that meet client demands and generate acceptable margins;

•	our reliance on several large clients;

•	our ability to negotiate and enter into acceptable contract terms with our suppliers;

•	our ability to attract and retain qualified management and other personnel;

•	competition in the industry in which we do business;

•	failure of the third-party communications networks on which we depend;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	our ability to maintain our databases, management systems and other intellectual property;

•	our ability to prevent process and system failures or security breaches that significantly disrupt the availability and quality of the services that we provide;

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund acquisitions and capital expenditures;

•	our ability to meet all the terms and conditions of our debt obligations;

•	our ability to obtain capital to grow our business;

•	our ability to utilize our net operating losses;

•	expectations regarding the trading price of our common stock;

•	our ability to complete acquisitions or divestitures and effectively integrate any business or operation acquired;

•	foreign exchange rate fluctuations; and

•	fluctuations in our effective tax rate.

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

iii

PART I

ITEM 1. BUSINESS

Overview

GTT Communications, Inc. ("GTT," "we," "us," and "our") serves large enterprise and carrier clients with complex national and global networking needs, and differentiates itself from the competition by providing an outstanding service experience built on our core values of simplicity, speed and agility. We operate a Tier 1 internet network ranked among the largest in the industry, and own a fiber network that includes an expansive pan-European footprint and subsea cables. Our global network includes over 600 unique points of presence (PoPs) spanning six continents, and we provide services in more than 140 countries. Our comprehensive portfolio of cloud networking services includes:

•	Wide area networking, including software-defined wide area networking (“SD-WAN”), multiprotocol label switching ("MPLS"), and virtual private LAN service ("VPLS");

•	Internet, including IP transit, dedicated internet access, and broadband internet;

•	Transport, including dedicated Ethernet and video transport;

•	Infrastructure, including wavelength, colocation, and dark fiber;

•	Unified Communication ("UC"), including Session Initiation Protocol ("SIP") trunking, cloud unified communication service, and traditional analog voice (POTS);

•	Managed network services, including managed equipment and managed security; and

•	Advanced solutions, including premium security services, hybrid cloud services, database and application management.

We are a Delaware corporation founded in 2005. As of December 31, 2019, we had approximately 3,100 full-time equivalent employees.

Strategy

Businesses all around the world are experiencing significant growth in demand for networking services as they work to keep pace with increasing bandwidth demands across all applications, migrate applications to the cloud, virtualize key applications, and outsource IT infrastructure services.  We believe our global network reach and focused portfolio of cloud networking service offerings uniquely positions GTT to address these trends and to serve the complex, ever-changing needs of large national and multinational clients.

Our strategy is focused on three key elements:

Expanding cloud networking services to large and multinational clients. Our network assets and services are built to serve the requirements of large, global clients. These organizations have increasing demands for scalable, secure, and flexible network connectivity due to the rapid adoption of cloud-based applications and increasing data usage across locations driven by increasing file sizes, voice, video, and real-time collaboration tools. In addition, enterprise CIOs and technology executives are increasingly using third-party management of their network and IT infrastructure so their teams can focus on application development and performance. We are one of the few non-legacy telco monopolist providers with the product breadth, global scope, and operating experience to meet the sophisticated networking needs and managed service requirements of the world’s most demanding multinational clients, and we will continue to look for ways to enhance our portfolio of services to meet our clients’ needs.

Extending secure network connectivity to any location in the world and any application in the cloud. We operate one of the largest internet networks in the world, and our global access footprint is one of the broadest in the industry. Network connectivity is a fundamental requirement for clients to realize the full benefits of cloud computing, and they are increasingly demanding dedicated, secure, and high-bandwidth connectivity between their various office locations and leading cloud service providers for mission-critical applications and services. We can connect any client location in the world to our global network through our core network infrastructure and relationships with over 3,000 regional suppliers. We will continue to seek opportunities to expand our global footprint to enable our clients to connect to the cloud more efficiently and cost-effectively.

Delivering outstanding client experience by living our core values of Simplicity, Speed and Agility. We strive to be easy to work with, fast and responsive, and to say "yes" to our clients. We are committed to delivering high-quality, reliable, and secure services that will continue to attract new clients and create additional opportunities with existing clients. We believe that by operating all areas of our business with simplicity, speed and agility, we offer clients a better service experience than larger legacy monopolist providers.

We execute on this strategy both through rep-driven growth and through strategic acquisitions. As of December 31, 2019, we have 436 quota bearing reps focused on designing and delivering world-class global network solutions that connect diversely and securely to any office location in the world and to any application in the cloud. We continue to expand our sales force through external hiring, internal development, and through acquisitions. We have completed many acquisitions throughout our history, and we believe we have consistently demonstrated an ability to acquire and effectively integrate companies and realize cost synergies. Acquisitions have the ability to increase the scale of our operations and expand our market presence, which in turn affords us the ability to extend our network reach, augment our product set, and broaden our client base.  We also evaluate opportunities to divest of non-strategic, non-core assets and businesses to enable us to deepen our strategic focus on expanding cloud networking services.

Global Network

Our global network spans North America, South America, Europe, the Middle East, Asia, and Australia. Our Tier 1 IP network consists of over 600 unique PoPs in top data centers and carrier exchanges around the world, directly connects to many of the leading cloud service providers and is underpinned by a resilient and redundant transport architecture. Based on industry data, our IP backbone is consistently ranked as a top network in terms of internet routes. We own and operate three trans-Atlantic subsea cables connecting North America and Europe, including our industry leading lowest latency Express subsea cable system, as well as more than 105,000 route kilometers of terrestrial fiber and subsea network facilities, including an expansive pan-European transport network.

We engineer our network to provide high levels of capacity and performance, even when utilizing enhanced services such as traffic analysis and filtering. We route network traffic to ensure client applications take the shortest path possible through the network, delivering low latency performance, reliability, and security.

We employ a "capex light" model, which leverages the sophisticated routing and switching infrastructure in our core global network, then integrates network access leased from last mile carriers. This business model benefits us and our clients. We are able to quickly add capacity as needed, minimize infrastructure deployment, maintenance and replacement costs, and focus solely on designing the best network solutions for our clients' specific needs.

Service Offerings

We deliver the following primary service offerings to our clients:

Wide Area Networking

We provide a variety of wide area networking solutions to meet the growing needs of our clients, including SD-WAN, MPLS, and VPLS. Our wide area networking solutions are positioned to provide the highest network quality and value with global reach, offering bandwidth speeds from 10 Mbps to 100 Gbps per port with burstable and aggregate bandwidth capabilities. Our VPLS service provides an any-to-any Layer 2 Virtual Private Network ("VPN") service in a fully meshed configuration with multiple classes of service for prioritization of traffic types. Our MPLS service is an any-to-any Layer 3 IP VPN service with the option of full management in a meshed configuration, providing a private IP network based on the client’s routing plan.

SD-WAN is an enterprise networking technology in the stage of accelerated market adoption with projected high growth based on industry forecasts. The software-based network intelligence in SD-WAN enables more efficient delivery of traffic across a mix of access types, accelerates the speed of service deployments, and improves application visibility and performance. GTT’s SD-WAN delivers managed global connectivity, enhanced application performance and control, and secure access to cloud-based services and applications. Our service leverages GTT’s global, Tier 1 IP network, securely connecting client locations to any destination on the internet or to any cloud service provider. We offer the widest range of access options and use multiple network technologies, allowing us to provide tailored solutions to meet the specific requirements of our clients.

Through GTT's wide area networking services, clients can securely connect to cloud service providers in data centers and exchanges around the world. Our Cloud Connect feature provides private, secure, pre-established connectivity to leading cloud service providers. Using GTT's global network, clients can connect to any office location in the world and to any application in the cloud.

Internet

GTT operates one of the largest Tier 1 global IP networks. Utilizing that platform we offer clients scalable, high-bandwidth global internet connectivity and IP transit with guaranteed availability and packet delivery. Over 60 percent of our clients' IP traffic is delivered on-net, utilizing our Tier 1 global IP network that is ranked among the largest in the industry for the breadth of connections to other AS numbers.*

Our internet services offer flexible connectivity with ports available at up to 100 Gbps. We also offer a wide range of broadband internet and wireless internet access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

*- Based on CAIDA's ranking of autonomous systems (AS) which approximately map to internet service providers and organizations (which are a collection of one or more ASes). This ranking is derived from topological data collected by CAIDA's Archipelago Measurement Infrastructure and Border Gateway Protocol (BGP) routing data collected by the Route Views Project and RIPE NCC.

Transport

GTT offers transport services, including dedicated ethernet and video transport.

GTT’s ethernet service enables clients to design a network environment best suited to their needs, with point-to-point and point-to-multipoint topology options, and dynamic or fixed routing. GTT’s ethernet direct service provides enhanced performance capabilities for clients seeking guaranteed routes and latency Service-Level Agreement ("SLAs") between key data centers and carrier hotels over a service-specific platform.

We offer video transport for clients in the media and entertainment industry, designed to support broadcast quality transmission of live events, sports entertainment, and news. We can manage individual services, multicast distribution, and entire client networks, supporting all video formats required for today's media workflow.

Infrastructure

We provide a suite of infrastructure services over our fiber network, enabling the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our service is differentiated based on an expansive pan-European fiber footprint and subsea cable infrastructure, network diversity, and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include internet-based technology companies and Over-The-Tops ("OTTs"), large banks, and other service providers requiring network infrastructure. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

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

We offer colocation services in over 100 facilities in Europe and North America. The turnkey service offering includes cabinets, racks, suites, and technical support services, providing clients with efficient and secure access to other carrier networks.

Unified Communication

We offer unified communications globally including local voice services in over 55 countries around the world, along with global long-distance and toll-free services. Our Session Initiation Protocol ("SIP") trunking service delivers worldwide Public Switched Telephone Network ("PSTN") access to client telephony equipment over an integrated data connection, driving efficiency and productivity organization-wide while allowing clients to retain control of their core voice infrastructure. Our Cloud UC service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud, based on a soft client, offering a wide array of features and customization choices for each site and user. In the US, we offer traditional analog voice services for clients with legacy or specialized telephony needs.

Managed Network

We offer fully managed network services, including managed equipment and security.

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
Advanced Solutions
The advanced solutions portfolio comprises three areas - advanced security, hybrid cloud, and advanced and professional services.
GTT’s advanced security portfolio provides premium and standard security services including security consulting, Security Information and Event Management ("SIEM")/Security Operations Center ("SOC") event monitoring and response and other advanced security options on a customized basis, as well as firewalling, Distributed Denial-of-Service ("DDoS") and other services.
GTT’s hybrid cloud service provides cloud and compute infrastructure services underpinned by GTT's cloud networking capabilities. We provide managed hybrid compute capabilities utilizing our own global compute platform, VDC ("Virtual Data Center"), as well as public cloud offerings from Amazon Web Services and Microsoft Azure.
GTT’s advanced services portfolio provides a broad array of managed services for our clients including tailored SLAs covering networking, compute, and application infrastructure. These services include consultancy and support for database systems - Oracle, Microsoft SQL, MySQL and others - as well as services further up the application stack.
GTT provides an array of professional services to support our clients and augment the standard portfolio services, providing service, technical, and project management, as well as consultancy for our clients across the globe.

Operations

Supplier Management

We have strong, long-standing relationships with a diverse group of over 3,000 suppliers from which we source our global network connectivity, last-mile bandwidth capacity, and other services. We maintain multiple supplier agreements covering diverse routes throughout our network to ensure service continuity, competitive pricing, bandwidth capacity, and improved carrier responsiveness.

For our core global network, supplier agreements for lit capacity are typically short-term commitments with an option to renew, which enables us to (i) maintain significant flexibility regarding the amount of bandwidth purchased and (ii) consistently benefit from the latest competitive pricing. For last-mile connections, we typically structure the term to match the term of the underlying client contract.

Our supplier management team continually monitors supplier performance, network information, and pricing to provide greater choice, flexibility, and cost savings for our clients.

Network Operations

Our network is supported by Network Operations Centers ("NOCs") located in the US, Ireland, Bulgaria, and India. The NOCs provide active monitoring, prioritization, and resolution of network-related events 24 hours per day, 365 days per year. Our NOCs also respond to client network inquiries, and coordinate and notify clients of maintenance activities.

IT Systems

We maintain several proprietary client facing and internally focused IT systems. We provide clients with advanced routing control and visibility into their network performance. Our proprietary online client portal (EtherVision) provides clients with online access to monitor their network performance and track real-time statistics.

We have developed a comprehensive Client Management Database ("CMD") that manages our network, client and supplier contracts, sales quoting, service provisioning, and client invoicing. CMD also supports our financial reporting and other operational processes as well as our integration of acquired companies. Our CMD system has been in operation since our inception, and its capabilities and processes are continually enhanced and automated. The CMD system provides our management team with visibility into all areas of our operations and allows us to operate with simplicity, speed and agility.

Sales and Marketing

We market our products and services through a global direct sales force and indirect sales channels. We have sales representatives throughout North America, Europe, South America, the Middle East, and Asia. Our sales activities are specifically focused on building relationships with new clients and driving expansion within existing client accounts. Because we typically sell to large, global clients and our markets are highly competitive, we believe that personal relationships and quality of service delivery remain important in winning new and repeat client business. Over the last 12 months, we have bolstered our direct salesforce with an expanded indirect sales organization as well as the hiring of sales development representatives who set appointments with new client prospects for our account directors.

We supplement our direct sales approach with a trusted community of agents and system integrators who already have personal relationships with many leading multinational clients.

GTT's marketing activities aim to generate broad awareness and promote our value proposition to multinational clients, applying both traditional and digital marketing methods that target key client decision makers.

Clients

Our client base consists of enterprise, carrier, and government clients around the world. Our multinational enterprise client base includes leading organizations in financial services, healthcare, technology, manufacturing, retail, media and entertainment, and professional services. Carrier clients include some of the largest telecommunications in the world, who rely on our global network to meet their large capacity requirements and extend their reach.

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

Competition

We operate in a highly competitive industry. Our competitors include the legacy telecom monopolist carriers, competitive telecom carriers, internet service providers, cable companies, and other facilities-based operators. Many of these competitors are large, well-capitalized, and have strong market presence, brand recognition, and existing client relationships. We also face competition from smaller providers who offer network services and managed enterprise solutions similar to ours. Specific competitors vary based on geography, product offering, and vertical market.

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

Where certification, licensing, or authorization is required, carriers are required to comply with certain ongoing responsibilities. For example, we are required to submit periodic reports to various telecommunications regulatory authorities relating to the provision of services within relevant jurisdictions. In addition, we are responsible for the payment of certain regulatory fees and the collection and remittance of certain surcharges and fees associated with the provision of telecommunications services depending upon the jurisdiction, the type of service, and the type of client.

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

ITEM 1A.    RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Below are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or telecommunications and/or technology companies in general, may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition, and operating results could be materially adversely affected.

Risks Related to Our Business and Operations

Our business could suffer delays and problems due to the actions of network providers on whom we are partially dependent.

Most of our clients are connected to our network by means of communications lines that are provided as services by local telephone companies and others. We may experience problems with the installation, maintenance, and pricing of these lines and other communications links, which could adversely affect our results of operations and our plans to add additional clients to our network using such services. We attempt to mitigate this risk by using many different providers so that we have alternatives for linking a client to our network. Competition among the providers tends to improve installation intervals, maintenance, and pricing.

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

Our business depends on our ability to limit and mitigate interruptions or degradation to our network availability. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, DDoS, and other security breaches. Cyber-attacks have increased in frequency, scope, and potential harm in recent years. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise client data transmitted over our network. If cyber-thieves gain improper access to our network, they may be able to access, steal, publish, delete, misappropriate, or modify confidential client data, and additional harm to clients could be perpetrated by third parties who are given access to such confidential client data. We cannot guarantee that our security measures will not be circumvented, thereby resulting in compromised client data or network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and operational results. We may be required to expend significant resources to protect against such threats, and may experience litigation, a reduction in revenues, and a diminution in goodwill, caused by a breach. Although our client contracts limit our liability, affected clients and third parties may seek to recover damages from us under various legal theories.

We are required to maintain, repair, upgrade, and replace our network and facilities and our network could suffer serious disruption if certain locations experience serious damage.

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

There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our subsea cable traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged, a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities, our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. Our subsea cables may require repairs for damage caused by natural disasters, fishing vessels, or intentional damage by activist groups. These repairs may take significant time and our ability to re-route traffic to other cable systems or procure services on competitors' subsea cables may affect our ability to service these clients.

In the event of such damage to any of our owned infrastructure, we will be required to incur expenses to repair such damage. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, we may lose clients or have difficulty attracting new clients, resulting in an adverse effect on our business, operating results, and cash flows.

We may have difficulty and experience disruptions as we add features and upgrade our network.

We are constantly upgrading our network and implementing new features and services. This process involves reconfiguring our network and making changes to our operating systems. In doing so we may experience disruptions that affect our clients, our revenue, and our ability to grow. We may require additional resources to accomplish this work in a timely manner. That could cause us to incur unexpected expenses or delay portions of this effort to the detriment of our ability to provide service to our clients.

We may make purchase commitments to vendors for longer terms or in excess of the volumes committed by our underlying clients, or we may occasionally have certain sales commitments to clients that extend beyond our commitments from our underlying suppliers.

We attempt to match our purchase of network capacity from our suppliers and service commitments from our clients. However, from time to time, we may contract for obligations to our suppliers that exceed the duration of the related client contracts or that are for capacity in excess of the amount for which we have client commitments. This could arise:

•	based upon the terms and conditions available from our suppliers;

•	from an expectation that we will be able to utilize the excess capacity;

•	as a result of a breach of a client’s commitment to us; and

•	to support fixed elements of our network.

Under any of these circumstances, we may incur the cost of the network capacity from our supplier without having corresponding revenue from clients, which could result in a material and adverse impact on our operating results.

Conversely, from time to time, our client may contract for services that extend beyond the duration of the underlying vendor commitment. This may cause us to seek a renewal of services for a shorter period than we typically seek, or a shortened service period at higher prices. Our financial results could be adversely affected if we are unable to purchase extended service from a supplier at a cost sufficiently low to maintain margins for the remaining term of our commitment to a client. While we have not historically encountered material price increases from suppliers with respect to continuation or renewal of services after expiration of initial contract terms, we cannot be certain that we would be able to obtain similar terms and conditions from suppliers going forward.

Our connections to the Internet require us to establish and maintain peering relationships with other providers, which we may not be able to maintain.

The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other providers, including many providers that are clients, and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points.

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships and to increase the capacity of these peering connections. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our clients with high performance or affordable or reliable services, which could cause us to lose existing and potential clients, damage our reputation, and have a material adverse effect on our business.

Our core network infrastructure equipment is provided by a concentrated number of vendors.

We purchase the majority of the routers and transmission equipment used in our core IP network from a concentrated number of vendors. If these vendors fail to provide equipment on a timely basis or fail to meet our performance expectations, including in the event that these vendors fail to enhance, maintain, upgrade, or improve their products, hardware, or software we purchase from them when and how we need, we may be delayed or unable to provide services as and when requested by our clients. Any disruption could increase our costs, decrease our operating efficiencies, and have an adverse effect on our business, results of operations, and financial condition.

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

If the information systems that we depend on to support our clients, network operations, sales, billing, and financial reporting do not perform as expected, our operations and our financial results may be adversely affected.

We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our clients for our services, and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us, and to prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, client and vendor dissatisfaction, loss of business or the inability to add new clients or additional services, and the inability to prepare accurate and timely financial statements, all of which would adversely affect our business and results of operations.

Our business depends on agreements with carrier neutral data center operators, which we could fail to obtain or maintain.

Our business depends upon access to clients in carrier neutral data centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us located in their facilities because we offer low-cost, high-capacity Internet service to their clients. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential client base.

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

We have also consistently consumed our entire positive cash flow generated from operating activities with our investing activities. Our investing activities have consisted principally of the acquisition of businesses and client contracts as well as additions to property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity and debt issuances.

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

Our revenue is relatively concentrated among a small number of clients, and the loss of any of these clients could significantly harm our business, financial condition, results of operations, and cash flows.

Revenues from our top five clients accounted for less than 10% of our revenue for the year ended December 31, 2019. We currently depend, and expect to continue to depend, upon a relatively small number of clients for a significant percentage of our revenue. Many of these clients are also competitors for some or all of our service offerings. Our client contracts typically have terms of one to three years. Our clients may elect not to renew these contracts. Furthermore, our client contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our client contracts become subject to renewal. Our clients may negotiate renewal of their contracts at lower rates, for fewer services, or for shorter terms. Many of our clients are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our clients combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our client contracts on commercially acceptable terms, or if our client contracts are terminated, our business could suffer.

We are also subject to credit risk associated with the concentration of our accounts receivable from our key clients. If one or more of these clients were to become bankrupt, insolvent, or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges.

Future acquisitions are a component of our strategic plan, and will include integration and other risks that could harm our business.

Although we currently have no plans to make significant acquisitions, we may acquire complementary businesses and assets in the future. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. Difficulties with integration could cause material client disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate, and any future acquisitions may cause disruption of our ongoing business and divert management’s attention from the management of daily operations. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect.

We are growing rapidly and may not maintain or efficiently manage our growth.

We have rapidly grown our company through acquisitions of companies and assets and the acquisition of new clients through our own sales efforts. In order to become consistently profitable and consistently cash flow positive, we need to both retain existing clients and continue to add a large number of new clients. Clients can be reluctant to switch providers of bandwidth services because it can involve substantial expense and technical difficulty. That can make it harder for us to add new clients through our own sales efforts. Our expansion may place strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop, and retain an effective sales force and other qualified personnel;

•	maintain the quality of our operations and our service offerings;

•	attract clients to switch from their current providers to us in spite of the costs associated with switching providers;

•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and

•	expand our operational information systems in order to support our growth, including integrating new clients without disruption.

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

We have operations and investments outside of the United States, as well as rights to subsea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social, and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the US;

•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions;

•
difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in US laws and regulations relating to foreign trade and investment.

In addition, on June 23, 2016, the citizens of the United Kingdom voted to leave the European Union (“Brexit”). In March 2017, the British government formally triggered a negotiation process to leave the European Union. On January 31, 2020, the United Kingdom officially withdrew from the European Union, beginning a transition period during which the British government will negotiate agreements with the European Union and other governments regarding various matters, including trade and immigration. The consequences for the economies of the European Union and the United Kingdom are unknown and unpredictable, and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements applicable to us as the United Kingdom determines which European Union laws to replace or replicate. Our operations in the United Kingdom and Europe, as well as our North American operations, could be impacted by the global economic uncertainty caused by Brexit. If we are unable to manage any of these risks effectively, our business could be adversely affected.

Some of our client agreements contain service level obligations that could subject us to liability or the loss of revenue.

Some of our contracts with clients contain service level guarantees (including network availability) and service delivery date targets, which, if not met, enable clients to claim credits and, under certain conditions, terminate their agreements. Our failure to meet our service level guarantees could adversely affect our business, financial condition, and results of operations. Lost revenue from failure to meet service level guarantees was de minimis for the years ended December 31, 2018 and 2019. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure, and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements, which could adversely affect our financial condition and operations.

Our international operations expose us to currency risk.

We conduct a portion of our business using foreign currencies, predominately the British Pound Sterling and the Euro. Fluctuation of the US Dollar could adversely affect our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, a large portion of our financing cash flow is denominated in US Dollars, and if the US Dollar fluctuates significantly, future revenues, operating income, and operating cash flows could be adversely affected.

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

We cannot assure you whether, when, or in what amounts we will be able to use our net operating losses, or when they will be depleted.

At December 31, 2019, we had $212.6 million of US federal net operating loss carryforwards (“NOLs”) net of limitations under Section 382 and $873.1 million of foreign NOLs. Under certain circumstances, these NOLs can be used to offset our future federal and certain state taxable income.

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

In 2019, our Board of Directors adopted a stockholder rights plan to protect our NOLs during the effective period of the rights plan. The rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us by imposing substantial ownership dilution on any stockholder who acquires 5% or more of our common stock. However, there is no assurance that the rights plan will prevent all transfers that could result in such an “ownership change." In addition, the rights plan could adversely affect the marketability of our common stock by discouraging potential investors who may be interested in acquiring our Company or a large block of our common stock, and the restriction on large new stockholders in the Company could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer, or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

We issue projected results and estimates for future periods from time to time, and such projections and estimates are subject to inherent uncertainties and may prove to be inaccurate.

Financial information, results of operations, and other projections that we may issue from time to time are based upon our assumptions and estimates. While we believe these assumptions and estimates to be reasonable when they are developed, they are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. You should understand that certain unpredictable factors could cause our actual results to differ from our expectations and those differences may be material. No independent expert participates in the preparation of these estimates. These estimates should not be regarded as a representation by us as to our results of operations during such periods as there can be no assurance that any of these estimates will be realized. In light of the foregoing, we caution you not to place undue reliance on these estimates. These estimates constitute forward-looking statements.

If we do not comply with laws regarding corruption and bribery, we may become subject to monetary or criminal penalties.

The United States Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We are subject to similar laws in other countries. We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under these laws even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the United States Foreign Corrupt Practices Act or laws of similar stringency, and hence we may be at a competitive disadvantage.

Risks Related to Our Industry

Consolidation among companies in the telecommunications industry could further strengthen our competitors and adversely impact our business.

The telecommunications industry is very competitive and continues to undergo significant consolidation. There are many reasons for consolidation in our industry, including the desire for companies to acquire clients or assets in regions where they currently have no or insufficient presence. The consolidation within the industry may cause clients to disconnect services, to move them to their own networks, or to consolidate buying with other providers. Additionally, consolidation in the industry could further strengthen our competitors, give them greater financial resources and geographic reach, and allow them to put additional pressure on prices for our services. Furthermore, consolidation can reduce the number of suppliers available to contract with, resulting in decreased flexibility and cost savings opportunity.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

We face significant competition from incumbent carriers, Internet service providers, and facilities-based network operators. Relative to us, many of these providers have significantly greater financial, technological, and personnel resources, more well-established brand names, superior marketing capabilities, greater network reach, larger client bases, and more diverse strategic plans and service offerings. Most of these competitors are also our clients and suppliers. Intense competition from these traditional and new communications companies has led to declining prices and margins for many communications services, and we expect this trend to continue as competition intensifies in the future. Our competitors may also introduce new technologies or services that could make our services less attractive to potential clients. Our total addressable market is flat to declining largely driven by SD-WAN and other cheaper networking infrastructure.

Certain of our services are subject to regulation that could change or otherwise impact us in an adverse manner.

Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. In the United States, both the FCC and the state PUCs or similar regulatory authorities typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification, or termination by a regulator of any approval or authorization, could have a material adverse effect on our business.

Our communications services and communications networks in Europe and elsewhere are also subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”). In addition, in April 2016, the European Commission adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. GDPR extends the scope of European privacy laws to any entity which processes personal data about European Union residents in connection with the offer of goods or services or the monitoring of behavior. GDPR imposes numerous new requirements for the collection, use and disclosure of personal information, including: more stringent requirements relating to data subject consent; what information must be shared with data subjects regarding how their personal information is used; the obligation to notify regulators and affected individuals of personal data breaches; extensive new internal privacy governance obligations; and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). Complying with GDPR and other emerging and changing privacy requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract clients.

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

As of December 31, 2019, we had operating authority from each of the 48 states and the District of Columbia in which we conducted operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. The FCC has primary jurisdiction over interstate services including the rates that we pay other telecommunications companies to use their network and other issues related to interstate service. Future revenues, costs, and capital investment in our acquired businesses could be adversely affected by material changes to or decisions regarding applicability of government requirements. Federal and state communications laws and regulations may be amended in the future, and other laws and regulations may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have. In addition, these regulations could create significant compliance costs for us.

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

Unfavorable general global economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and client demand for, our services, and could cause clients to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, including federal fiscal and monetary policy actions, may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.

Terrorist activity throughout the world, military action to counter terrorism, or natural disasters could adversely impact our business.

The continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial, and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy our Internet infrastructure and may adversely affect our ability to attract and retain clients, our ability to raise capital and the operation and maintenance of our network access points. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire, or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

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

Our ability to satisfy our obligations, including our debt, depends upon our future operating performance and upon economic, financial, competitive, and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

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

Borrowings under the credit agreement bear, and our future indebtedness may bear, interest at variable rates and expose us to interest rate risk. To mitigate the risk of rising interest rates, we may use interest rate swap agreements and exchange fixed and variable rate interest payment obligations over the life of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to manage our risks effectively, which could adversely affect our business, earnings and financial condition. Additionally, if interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, announced replacement of US dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by US Treasury securities called the Secured Overnight Financing Rate (“SOFR”). We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. If LIBOR ceases to exist, we may need to renegotiate our loan documents that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

The agreements governing our various debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;

•	create liens;

•	make certain investments;

•	grant guarantees of indebtedness;

•	consummate acquisitions;

•	enter into certain transactions with affiliates;

•	declare or pay dividends, redeem stock or make other distributions to stockholders; and

•	consolidate, merge or transfer or sell all or substantially all of our assets.

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

A breach of any of the covenants contained in our debt obligations, including our credit agreement, the indenture governing our notes or any future agreements related to indebtedness, or our inability to comply with the financial ratios in our credit agreement could result in an event of default, which would allow our lenders, noteholders or the trustee under the indenture to declare all borrowings or notes, as applicable, outstanding to be due and payable.

In addition, an event of default under our credit agreement would also allow our lenders to terminate the ability to borrow under our revolving line of credit facility ("Revolver"). If the amounts outstanding under our debt obligations or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed. In such a situation, we could be forced to file for bankruptcy or seek other protections from creditors.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends upon many factors, many of which are beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend upon our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory, and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of the indenture governing our notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations under our notes.

If we are unable to meet our debt service obligations, we would be in default under the terms of our credit agreement and indenture governing our notes, permitting acceleration of the amounts due under the credit agreement and the notes and eliminating our ability to draw on the Revolver. If the amounts outstanding under the credit facilities, the notes, or future indebtedness were to be accelerated, we could be forced to file for bankruptcy.

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

As of February 28, 2020, our executive officers, directors, and affiliated entities together beneficially owned approximately 47% of our outstanding common stock. In addition, based on filings with the Securities and Exchange Commission, four additional investors each held more than 5% of our common stock, representing approximately 24% of our common stock in aggregate. As a result, our management and these other stockholders have the ability to exert significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with your interests as a holder of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to you as a security holder. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts may require substantial additional financial, operational, and managerial resources. While we believe we have sufficient liquidity as of December 31, 2019 to fund our working capital and other operating requirements, we may raise additional funds for acquisitions or to expand our operations. If we obtain additional funding in the future, we may seek debt financing or obtain additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

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

Risks Related to the Proposed Sale of our Infrastructure Division

While a proposed sale of our Infrastructure Division is pending, we may be subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, clients, members, providers, or suppliers.

In November 2019, we announced that we are exploring the sale of our Infrastructure Division, which includes our pan-European fiber network, subsea transatlantic fiber, and data center infrastructure that we acquired as part of our Interoute and Hibernia acquisitions. At this time we have not agreed with any party regarding a sale transaction and we have no obligation to complete a sale transaction.

Undertaking this sale process may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us and also divert management’s attention and our resources from ongoing business and operations. Moreover, if we were to enter into an agreement to sell our Infrastructure Division, it is likely that the purchase and sale agreement would include certain restrictions on the conduct of our Infrastructure Division’s business prior to the completion of the transaction, requiring us to conduct the business in the ordinary course and subject to certain specified limitations absent the purchaser’s prior written consent. These and other contractual restrictions in the purchase and sale agreement could delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable.

In addition, our clients, suppliers, and employees may experience uncertainties about the effects of the proposed sale. It is possible that some clients, suppliers, and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change, or renegotiate their relationship with us as a result of the proposed sale. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the proposed sale, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our stock and/or bond prices, operating results, financial position and/or cash flows.

Failure to complete the sale of our Infrastructure Division could negatively impact our stock and/or bond prices, operating results, financial position, and/or cash flows.

If the proposed sale of our Infrastructure Division is not completed for any reason, our financial position, operating results, and/or cash flows and our stock and/or bond prices may be materially and adversely affected, and we will not have realized any of the potential benefits of having completed the transaction. In particular, we may experience negative reactions from the financial markets, including negative impacts on our stock and bond prices, and from our clients, vendors, regulators, and employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we lease approximately 725,000 square feet of space for offices, data centers, colocation facilities, and PoPs throughout North America, Europe, Asia, South America, Africa, and Australia. Additionally, as of December 31, 2019, we owned ten cable landing stations in North America and Europe comprising approximately 79,000 square feet.

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

On October 16, 2019, a purported shareholder derivative complaint was filed by a GTT stockholder against certain of the Company's present and former directors and officers in the US District Court for the District of Delaware (Case No. 19-cv-1961). The Company was named as a nominal defendant. The complaint asserted various causes of action against the individual defendants related to the alleged false or misleading statements and omissions at issue in the securities litigation described above. The complaint sought damages, costs and fees, including attorney's fees, and equitable relief. Defendants intended to file a motion to dismiss the complaint. The Company believed that the claims in this lawsuit were without merit and intended to defend against them vigorously. On December 10, 2019, the US District Court for the District of Delaware dismissed this case.

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
As of February 28, 2020, there were 107 holders of record of our common stock, par value $.0001 per share.
Dividends

We have not paid any dividends on our common stock to date, and do not anticipate paying any dividends in the foreseeable future. Moreover, restrictive covenants existing from the credit agreement that we have entered into preclude us from paying dividends until certain conditions are met.

Performance Graph

The following performance graph compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2014 to December 31, 2019, against the cumulative total return for the same period of (1) The Standard & Poor's 500 (S&P 500) Index, (2) The Standard & Poor's (S&P) Telecom Select Industry Index, and (3) NASDAQ Telecommunication Index. The comparison below assumes $100 was invested on December 31, 2014 in our common stock, the S&P 500 Index, the S&P Telecom Select Industry Index, and the NASDAQ Telecommunications Index.

* $100 invested on December 31, 2014 in stock or index. Fiscal year ending December 31.

Copyright © 2018, S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved

	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
GTT Communications, Inc.	100.00	128.95	217.31	354.88	178.84	85.79
S&P 500 ® Index	100.00	99.27	108.74	129.86	121.76	156.92
S&P Telecom Select Industry Index	100.00	96.97	120.18	118.30	109.36	121.43
NASDAQ Telecommunications Index	100.00	92.50	106.25	124.78	128.57	143.20
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The annual financial information set forth below has been summarized from our audited consolidated financial statements for GTT Communications, Inc. and its wholly owned subsidiaries, for the periods and as of the dates indicated. The information should be read in connection with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes included elsewhere in this report and in our SEC filings. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in millions, except for share and per share data)
Consolidated Statement of Operations Data:
Telecommunications services	$1,727.8	$1,490.8	$827.9	$527.3	$372.5
Operating expenses:
Cost of telecommunications services	941.9	819.4	432.1	279.6	207.7
Selling, general and administrative expenses	400.8	383.2	215.4	143.2	101.7
Severance, restructuring and other exit costs	13.0	37.1	22.4	0.9	12.7
Depreciation and amortization	248.8	211.4	132.6	62.8	46.7
Total operating expenses	1,604.5	1,451.1	802.5	486.5	368.8
Operating income	123.3	39.7	25.4	40.8	3.7
Interest expense, net	(194.7)	(146.9)	(71.2)	(29.4)	(13.9)
Loss on debt extinguishment	—	(13.8)	(8.6)	(1.6)	(3.4)
Other (expense) income, net	(31.3)	(127.9)	0.2	(0.6)	(1.2)
(Loss) income before income taxes	(102.7)	(248.9)	(54.2)	9.2	(14.8)
Provision for (benefit from) income taxes	3.2	(5.5)	17.3	3.9	(34.1)
Net (loss) income	$(105.9)	$(243.4)	$(71.5)	$5.3	$19.3
Net (loss) earnings per common share - basic	$(1.88)	$(4.80)	$(1.71)	$0.14	$0.55
Net (loss) earnings per common share - diluted	$(1.88)	$(4.80)	$(1.71)	$0.14	$0.54
Weighted average common shares - basic	56,265,166	50,718,279	41,912,952	37,055,663	34,973,284
Weighted average common shares - diluted	56,265,166	50,718,279	41,912,952	37,568,915	35,801,395

Consolidated Balance Sheet Data:
Cash and cash equivalents	$41.8	$55.3	$101.2	$29.7	$14.6
Restricted cash and cash equivalents	—	—	—	304.3	—
Property and equipment, net	1,817.4	1,870.4	499.3	43.4	38.8
Total assets	4,757.7	4,537.6	1,785.4	948.5	584.3
Long-term debt, including current portion	3,222.8	3,191.5	1,243.5	729.5	386.2
Total stockholders’ equity	291.1	414.7	231.4	127.8	110.5

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

Company Overview

GTT Communications, Inc. ("GTT," "we," "us," and "our") serves large enterprise and carrier clients with complex national and global networking needs, and differentiates itself from the competition by providing an outstanding service experience built on our core values of simplicity, speed and agility. We operate a Tier 1 internet network ranked among the largest in the industry, and own a fiber network that includes an expansive pan-European footprint and subsea cables. Our global network includes over 600 unique points of presence (PoPs) spanning six continents, and we provide services in more than 140 countries. Our comprehensive portfolio of cloud networking services includes:

•	Wide area networking, including software-defined wide area networking (“SD-WAN”), multiprotocol label switching ("MPLS"), and virtual private LAN service ("VPLS");

•	Internet, including IP transit, dedicated internet access, and broadband internet;

•	Ethernet transport, including dedicated Ethernet and video transport;

•	Infrastructure, including wavelength, colocation, and dark fiber;

•	Unified Communication ("UC"), including Session Initiation Protocol ("SIP") trunking, cloud unified communication service, and traditional analog voice (POTS);

•	Managed network, including managed equipment and managed security; and

•	Advanced solutions, including hybrid cloud services, database and application management, and premium security services.

Client and Network Contracts

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

Our revenue is composed of recurring revenue and non-recurring revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the client on a monthly basis for the contracted term. For the year ended December 31, 2019, recurring revenue was approximately 93% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, one-time termination charges for clients who cancel their services prior to the contract termination date, and usage revenue which represents variable revenue based on whether a client exceeds its committed usage threshold as specified in the contract.

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

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of

December 31, 2019, we had approximately 3,100 full-time equivalent employees. For the year ended December 31, 2019, the total employee cash compensation and benefits represented approximately 12% of total revenue.

Recent Developments Affecting Our Results

Business Acquisitions

Since our formation, we have consummated a number of transactions accounted for as business combinations which were executed as part of our strategy of expanding through acquisitions. These acquisitions, which are in addition to our periodic purchases of client contracts, have allowed us to increase the scale at which we operate, which in turn affords us the ability to increase our operating leverage, extend our network, and broaden our client base. The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

KPN International

In December 2019, we acquired KPN International ("KPN"). We paid $53.6 million in cash consideration, of which $1.5 million was net cash acquired, on a debt-free basis. The results of KPN have been included from December 1, 2019. The acquisition was considered a stock purchase for tax purposes.

Access Point

In October 2018, we acquired Access Point, Inc. ("Access Point"). We paid $36.3 million in cash consideration, of which $1.0 million was net cash acquired, and issued 115,194 unregistered shares of our common stock valued at $4.6 million at closing. The results of Access Point have been included from October 1, 2018. The acquisition was considered a stock purchase for tax purposes.

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

On May 31, 2018, we closed on the transaction and acquired Interoute. We paid the €1,915.2 million, or $2,239.3 million in cash consideration using the exchange rate in effect at closing (which at $1.17 to €1.00 was lower than at announcement) of which $66.1 million was net cash acquired, and assumed $27.7 million in debt. Concurrent with closing of the acquisition, and as a result of the decline in exchange rate, we settled the deal-contingent foreign currency hedge arrangement for $105.8 million, inclusive of fees. The $105.8 million has been recorded as a loss in the consolidated statement of operations within other expense. The combination of the consideration paid at closing plus the settlement of the hedge was consistent with the total expected price of the transaction as announced in February 2018.

The results of Interoute have been included from June 1, 2018. The acquisition was considered a stock purchase for tax purposes.

We partially funded the purchase price through the issuance of 9,589,094 shares of common stock to a group of institutional investors for proceeds of $425.0 million substantially concurrently with the closing of the Interoute acquisition. We also entered into a credit agreement to fund the remainder of the purchase price.

Accelerated Connections

In March 2018, we acquired Accelerated Connections, Inc. ("Accelerated Connections"). We paid $35.0 million in cash consideration, of which $0.8 million was net cash acquired, and issued 79,930 unregistered shares of our common stock valued at $4.2 million at closing. The results of Accelerated Connections have been included from March 1, 2018. The acquisition was considered a stock purchase for tax purposes.

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

Global Capacity

In September 2017, we acquired Global Capacity. We paid $104.0 million in cash consideration, of which $4.0 million was net cash acquired, and issued 1,850,000 unregistered shares of our common stock valued at $53.6 million at closing. The results of Global Capacity have been included from September 15, 2017. The acquisition was considered an asset purchase for tax purposes.

Perseus

In June 2017, we acquired Perseus Telecom ("Perseus"). We paid $37.5 million in cash consideration, of which $0.1 million was net cash acquired, and assumed $1.9 million in capital leases. The results of Perseus have been included from June 1, 2017. The acquisition was considered a stock purchase for tax purposes.

Hibernia

In January 2017, we acquired Hibernia Networks ("Hibernia"). We paid for $529.6 million in cash consideration, of which $14.6 million was net cash acquired, and issued 3,329,872 unregistered shares of our common stock valued at $86.1 million at closing. The results of Hibernia have been included from January 1, 2017. The acquisition was considered an asset purchase for tax purposes.

The acquisition of Access Point, Interoute, and Accelerated Connections are collectively referred to as "the 2018 Acquisitions," the acquisitions of Custom Connect, Transbeam, Global Capacity, Perseus, and Hibernia are collectively referred to as "the 2017 Acquisitions."

Asset Purchases

Periodically we acquire client contracts that we account for as an asset purchase and record a corresponding intangible asset that is amortized over its assumed useful life.

During 2019 and 2018, we did not acquire any material client contracts. During 2017, we acquired client contracts for an aggregate purchase price of $37.4 million.

Results of Operations of the Company

Year Ended December 31, 2019 Compared to Years Ended December 31, 2018 and 2017

Overview. The information presented in the tables below is composed of the consolidated financial information for the years ended December 31, 2019, 2018, and 2017 (amounts in millions):

	Year Ended December 31,			Year-over-Year
	2019	2018	2017	2019 to 2018	2018 to 2017
Revenue:
Telecommunications services	$1,727.8	$1,490.8	$827.9	15.9%	80.1%

Operating expenses:
Cost of telecommunications services	941.9	819.4	432.1	14.9%	89.6%
Selling, general and administrative expenses	400.8	383.2	215.4	4.6%	77.9%
Severance, restructuring and other exit costs	13.0	37.1	22.4	(65.0)%	65.6%
Depreciation and amortization	248.8	211.4	132.6	17.7%	59.4%
Total operating expenses	1,604.5	1,451.1	802.5	10.6%	80.8%
Operating income	123.3	39.7	25.4	210.6%	56.3%

Other expense:
Interest expense, net	(194.7)	(146.9)	(71.2)	32.5%	106.3%
Loss on debt extinguishment	—	(13.8)	(8.6)	*	*
Other (expense) income, net	(31.3)	(127.9)	0.2	(75.5)%	*
Total other expense	(226.0)	(288.6)	(79.6)	(21.7)%	262.6%
Loss before income taxes	(102.7)	(248.9)	(54.2)	(58.7)%	*
Provision for (benefit from) income taxes	3.2	(5.5)	17.3	(158.2)%	*
Net loss	$(105.9)	$(243.4)	$(71.5)	(56.5)%	*
  * Not meaningful

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue
Our revenue increased by $237.0 million, or 15.9%, from $1,490.8 million for the year ended December 31, 2018 to $1,727.8 million for the year ended December 31, 2019. Recurring revenue was approximately 93% of total revenue for both the years ended December 31, 2019 and 2018. The increase in revenue was primarily due to the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2018, revenue would have been higher by $45.0 million for the year ended December 31, 2019.

Cost of Telecommunications Services
Cost of telecommunications services increased by $122.5 million, or 14.9%, from $819.4 million for the year ended December 31, 2018 to $941.9 million for the year ended December 31, 2019. Recurring cost of telecommunications services was approximately

93% and 94% of total cost of telecommunications services for the years ended December 31, 2019 and 2018, respectively. Consistent with our increase in revenue, the increase in cost of telecommunications services was principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2018, cost of telecommunications services would have been higher by $21.6 million for the year ended December 31, 2019.

Operating Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $17.6 million, or 4.6%, from $383.2 million for the year ended December 31, 2018 to $400.8 million for the year ended December 31, 2019. The following table summarizes the major categories of selling, general and administrative expenses for the years ended December 31, 2019 and 2018 (amounts in millions):

	Year Ended December 31,
	2019	2018	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$214.1	$191.0	$23.1	12.1%
Share-based compensation	31.2	34.4	(3.2)	(9.3)%
Transaction and integration expense	23.0	40.5	(17.5)	(43.2)%
Other SG&A(1)	132.5	117.3	15.2	13.0%
Total	$400.8	$383.2	$17.6	4.6%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to the 2018 Acquisitions. Share-based compensation expense decreases were driven by the previously issued 2015 performance awards becoming fully vested in the first quarter of 2019 partially offset by an increase in the aggregate value of employee equity awards. Transaction and integration expense decreases were driven by the decline in acquisitions completed during 2019 as compared to 2018. Other SG&A expense increases were principally driven by the 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2018, selling, general and administrative expenses would have been higher by $8.7 million for the year ended December 31, 2019.

Severance, Restructuring and Other Exit Costs. For the year ended December 31, 2019, we incurred severance, restructuring and other exit costs of $13.0 million relating primarily to the 2018 Acquisitions and charges incurred in connection the termination of certain facility leases. We incurred severance, restructuring and other exit costs of $37.1 million for the year ended December 31, 2018 relating to the 2018 Acquisitions.

Depreciation and Amortization. Amortization of intangible assets decreased $1.2 million or 1.4%, from $86.4 million for the year ended December 31, 2018 to $85.2 million for the year ended December 31, 2019, primarily due to intangibles from prior year acquisitions becoming fully amortized during the current and prior period. Depreciation expense increased $38.6 million, or 30.9% from $125.0 million to $163.6 million for the year ended December 31, 2019, primarily due to assets acquired from the 2018 Acquisitions.

Other Expense
Other expense decreased by $62.6 million, or 21.7% from $288.6 million for the year ended December 31, 2018 to $226.0 million for the year ended December 31, 2019. This is primarily due to a decrease of $97.2 million in loss on derivative financial instruments as well as the 2018 period including a loss on debt extinguishment of $13.8 million, partially offset by higher interest expense due to higher debt levels driven by the 2018 Acquisitions.

Provision for (Benefit from) Income Taxes
Our provision for income taxes for the year ended December 31, 2019 was $3.2 million. Our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a valuation allowance recorded against U.S. and certain foreign net deferred tax assets and prior year true-ups related to the tax return filings due to differences in statutory accounting compared to US GAAP, which are estimated at the time of the provision.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue
Our revenue increased by $662.9 million, or 80.1%, from $827.9 million for the year ended December 31, 2017 to $1,490.8 million for the year ended December 31, 2018. Recurring revenue was approximately 93% and 94% of total revenue for the years ended December 31, 2018 and 2017, respectively. The increase in revenue was primarily due to the 2017 Acquisitions and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2017, revenue would have been lower by $24.1 million for the year ended December 31, 2018.

Cost of Telecommunications Services
Cost of telecommunications services increased by $387.3 million, or 89.6%, from $432.1 million for the year ended December 31, 2017 to $819.4 million for the year ended December 31, 2018. Recurring cost of telecommunications services was approximately 94% and 95% of total cost of telecommunications services for the years ended December 31, 2018 and 2017, respectively. Consistent with our increase in revenue, the increase in cost of telecommunications services was principally driven by the 2017 Acquisitions and 2018 Acquisitions.

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

Employee related compensation increased primarily due to the 2017 and 2018 Acquisitions. Share-based compensation expense increases were driven by the recognition of share-based compensation for performance awards and an increase in the aggregate value of employee equity awards. Transaction and integration expense increases were driven by the 2018 Acquisitions. Other SG&A expense increases were principally driven by the 2017 and 2018 Acquisitions.

On a constant currency basis using the average exchange rates in effect during the year ended December 31, 2017, selling, general and administrative expenses would have been lower by $5.7 million for the year ended December 31, 2018.

Severance, Restructuring and Other Exit Costs. For the year ended December 31, 2018, we incurred severance, restructuring and other exit costs of $37.1 million relating primarily to the 2018 Acquisitions. We incurred severance, restructuring and other exit costs of $22.4 million for the year ended December 31, 2017 relating to the 2017 Acquisitions.

Depreciation and Amortization. Amortization of intangible assets increased $17.4 million, or 25.2%, from $69.0 million for the year ended December 31, 2017 to $86.4 million for the year ended December 31, 2018, primarily due to the additional definite-lived intangible assets recorded in connection with the 2017 Acquisitions and 2018 Acquisitions. Depreciation expense increased

$61.4 million, or 96.5%, from $63.6 million for the year ended December 31, 2017 to $125.0 million for the year ended December 31, 2018, primarily due to assets acquired from the Interoute acquisition.

Other Expense
Other expense increased by $209.0 million, or 262.6%, from $79.6 million for the year ended December 31, 2017 to $288.6 million for the year ended December 31, 2018. This is primarily attributable to higher interest expense due to higher debt levels driven by the 2017 Acquisitions and 2018 Acquisitions, loss on derivative financial instruments of $128.6 million primarily related to the cost of the currency hedge for the Interoute acquisition of $105.8 million and loss due to changes in fair value on the interest rate swaps of $22.4 million, and a loss on debt extinguishment of $13.8 million.

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

Our provision for income taxes for the year ended December 31, 2017 was $17.3 million Our effective tax rate for the year ended December 31, 2017 differed from the U.S. federal statutory rate of 35% due to the recording of a $29.0 million valuation allowance against U.S. deferred tax assets and the one-time adjustments related to the Tax Act for which we recorded a provisional estimate of $17.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations and debt financing. Our principal uses of cash have been for acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate our principal uses of cash in the foreseeable future will be for capital expenditures, working capital, and debt service.

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

Our capital expenditures increased by $24.5 million, or 31.5%, from $77.7 million (5.2% of revenue) for the year ended December 31, 2018 to $102.2 million (5.9% of revenue) for the year ended December 31, 2019. The increase in capital expenditures was due mainly to 2018 Acquisitions. We anticipate that we will incur capital expenditures of approximately 5-6% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based (i.e., in support of specific revenue opportunities).

We believe our cash flows from operating activities, in addition to cash on hand and available capacity on the Revolving Line of Credit Facility, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

Cashflows

The following table summarizes the components of our cash flows for the years ended December 31, 2019, 2018, and 2017 (amounts in millions).

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$107.1	$82.4	$63.4
Net cash used in investing activities	(155.0)	(2,426.3)	(764.7)
Net cash provided by financing activities	35.0	2,304.3	469.7

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our clients. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and payments to third-party vendors such as agents, contractors, and professional service providers.

Net cash flows provided by operating activities increased by $24.7 million, from $82.4 million for the year ended December 31, 2018 to $107.1 million for the year ended December 31, 2019. This increase was primarily due to the 2018 Acquisitions, partially offset by higher interest expense, as well as non-recurring cash payments for severance and exit costs, and for transaction and integration costs.

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

Cash provided by operating activities during the year ended December 31, 2019 included $25.3 million cash paid for severance and exit costs and $20.9 million cash paid for transaction and integration costs. Cash provided by operating activities during the year ended December 31, 2018 included $34.7 million cash paid for severance and exit costs and $34.3 million cash paid for transaction and integration costs. Cash provided by operating activities during the year ended December 31, 2017 included $15.9 million cash paid for severance and exit costs and $19.1 million cash paid for transaction and integration costs.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchase of client contracts, and capital expenditures.

Net cash flows used in investing activities decreased by $2,271.3 million, from $2,426.3 million for the year ended December 31, 2018 to $155.0 million for the year ended December 31, 2019. Net cash flows from investing activities increased by $1,661.6 million, from $764.7 million for the year ended December 31, 2017 to $2,426.3 million for the year ended December 31, 2018.

Cash used in investing activities for the year ended December 31, 2019 primarily consisted of $52.6 million for the 2019 acquisition of KPN, as well as capital expenditures of approximately $102.2 million.

Cash used in investing activities for the year ended December 31, 2018 primarily consisted of $2,242.7 million for the 2018 Acquisitions, as well as capital expenditures of approximately $77.7 million.

Cash used in investing activities for the year ended December 31, 2017 primarily consisted of $706.3 million for the 2017 Acquisition, as well as the purchase of certain client contracts for which we paid $14.9 million, and capital expenditures of approximately $42.0 million.

Cash Provided by Financing Activities

Our primary sources of cash from financing activities are proceeds from debt and equity issuances. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows provided by financing activities decreased by $2,269.3 million, from $2,304.3 million for the year ended December 31, 2018 to $35.0 million for the year ended December 31, 2019. Net cash flows from financing activities increased by $1,834.6 million, from $469.7 million for the year ended December 31, 2017 to $2,304.3 million for the year ended December 31, 2018.

Net cash flows provided by financing activities for the year ended December 31, 2019 was $35.0 million, consisting primarily of net proceeds from the Revolving Line of Credit Facility, partially offset by repayments of principal on term loans and other secured borrowings and payment of holdbacks.

Net cash provided by financing activities for the year ended December 31, 2018 was $2,304.3 million consisting primarily of net proceeds from the new US Term Loan Facility and EMEA Term Loan Facility and proceeds from net equity issuance, partially offset by repayment of the prior term loan and payment of holdbacks.

Net cash provided by financing activities for the year ended December 31, 2017 was $469.7 million, consisting primarily of net proceeds from the term loan and issuance of senior notes to fund the 2017 Acquisitions.

Supplemental cash flows

During the years ended December 31, 2019, 2018 and 2017, we made cash payments for interest totaling $176.6 million, $158.8 million, and $47.2 million, respectively. The increase in interest payments is a result of the incremental debt associated with acquisitions, as discussed further in Note 9 - Debt of the notes to the consolidated financial statements (Part II, Item 8 of this Form 10-K). The cash payments for interest expense are directly correlated to our outstanding indebtedness.

During the years ended December 31, 2019, 2018 and 2017, we made cash payments for taxes totaling $1.3 million, $5.3 million, and $1.7 million, respectively. The increase in cash taxes paid in 2018 is primarily due to one-time events including a $1.5 million settlement of prior year uncertain tax positions and a $2.4 million payment related to an obligation assumed from a 2018 acquisition.

Indebtedness

As of December 31, 2019, and December 31, 2018, long-term debt was as follows (amounts in millions):

	December 31, 2019	December 31, 2018
US Term loan	$1,743.5	$1,761.2
EMEA Term loan	828.8	857.6
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	140.0	59.0
Other secured loans	4.3	18.1
Total debt obligations	3,291.6	3,270.9
Unamortized debt issuance costs	(28.0)	(31.6)
Unamortized original issuance discount, net	(40.8)	(47.8)
Carrying value of debt	3,222.8	3,191.5
Less current portion	(30.2)	(39.9)
Long-term debt less current portion	$3,192.6	$3,151.6

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

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. On August 8, 2019, the Company entered into Amendment No. 1 to the 2018 Credit Agreement ("Amendment No. 1"), which amends the Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility for each fiscal quarter ending September 30, 2019 through December 31, 2020. If triggered, the covenant requires the Company to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
December 31, 2019	6.50:1
March 31, 2020	6.50:1
June 30, 2020	6.50:1
September 30, 2020	6.25:1
December 31, 2020	6.25:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

As of December 31, 2019, the Company's Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was approximately 6.0:1, which is below the maximum permitted ratio of 6.50:1.

In addition, Amendment No. 1 to the 2018 Credit Agreement added certain restrictions, which remain in place from the effective date of the Amendment No. 1 until the delivery of the compliance certificate for the quarter ending March 31, 2021, demonstrating compliance with the Consolidated Net Secured Leverage Ratio for that quarter, including without limitation the following: the Company and its restricted subsidiaries (as defined in the 2018 Credit Agreement) may not make certain dividends, distributions and other restricted payments (as defined in the 2018 Credit Agreement), including that the Company may not pay dividends; the Company and its restricted subsidiaries may not designate any subsidiary an “Unrestricted Subsidiary” (which would effectively remove such subsidiary from the restrictions of the 2018 Credit Agreement); the Company and its restricted subsidiaries may not make “permitted acquisitions” (as defined in the 2018 Credit Agreement) or certain other investments, unless the Company and its restricted subsidiaries have liquidity (i.e., unrestricted cash and cash equivalents and availability under the revolving credit facility under the 2018 Credit Agreement) of at least $250 million (other than the acquisition of KPN Eurorings B.V., a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands with respect to which this liquidity requirement is not applicable); and the amount of incremental borrowings under the 2018 Credit Agreement that the Company and its subsidiaries may request when the Consolidated Net Secured Leverage Ratio is above 4.40 to 1.00 was reduced to $300 million minus amounts previously requested (which amount is $50 million requested under the Incremental Agreement described above).

On February 28, 2020, the Company entered into Amendment No. 2 to the 2018 Credit Agreement (“Amendment No. 2”), which established incremental term loan commitments for $140 million of EMEA term loans (the “2020 EMEA Term Loan Facility”), bringing the total amounts of EMEA term loans outstanding under the 2018 Credit Agreement, as modified by Amendment No. 2, to €750 million in Euro-denominated loans and $140 million in US Dollar-denominated loans. The EMEA term loans under the 2020 EMEA Term Loan Facility were incurred with an original issue discount of $5.6 million.
The 2020 EMEA Term Loan Facility has terms substantially identical to the existing EMEA Term Loan Facility, except that: (1) each quarterly amortization payment on the 2020 EMEA Term Loan Facility will be $350,000; (2) the EMEA Term Loan Facility has call protection of 2.0% for certain mandatory and voluntary prepayments occurring on or prior to the one year anniversary of the effective date of the EMEA Term Loan Facility and 1.0% for certain mandatory and voluntary prepayments occurring following the one year anniversary of the effective date of the EMEA Term Loan Facility and until the second year anniversary thereof; (3) Amendment No. 2 added, for the benefit of the lenders under the 2020 EMEA Term Loan Facility, the same covenant restrictions contained in Amendment No. 1, except that (a) the amount of secured debt that can be incurred on a pari passu basis with the 2020 EMEA Term Loan Facility and certain types of debt incurred by non-credit parties is limited to $50 million in the aggregate and (b) certain excess asset sale proceeds will be required to prepay outstanding EMEA term loans or reinvest in long-term assets useful in the business within 30 days following receipt of such proceeds, which covenant restrictions will remain in place for so long as the existing Revolving Line of Credit Facility and the 2020 EMEA Term Loan Facility remain in effect; and (4) the applicable margin for the 2020 EMEA Term Loan Facility is (a) 3.25% for Base Rate Loans and 4.25% for Eurocurrency Loans for the first two years following the effective date of the 2020 EMEA Term Loan Facility and (b) 3.75% for Base Rate Loans and 4.75% for Eurocurrency Loans on and following the second anniversary of the effective date of the 2020 EMEA Term Loan Facility.
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

Other Secured Loans

In connection with the Interoute acquisition in May 2018, the Company acquired other loans secured by certain network assets. The balance of other secured loans at December 31, 2019 was $4.3 million.

Effective Interest Rate

The effective interest rate on the long-term debt at December 31, 2019 and December 31, 2018 was 5.2% and 5.3%, respectively. The effective interest rate at December 31, 2019 considers the impact of the interest rate swaps.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2019 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,572.3	$26.1	$52.2	$52.2	$2,441.8
7.875% senior note	575.0	—	—	575.0	—
Revolving line of credit	140.0	—	—	140.0	—
Other secured loans	4.3	4.1	0.2	—	—
Operating leases	416.8	91.2	147.3	83.5	94.8
Finance leases	138.5	5.5	10.4	10.6	112.0
Network supplier agreements (1)	1,163.2	485.9	571.3	52.4	53.6
Other (2)	34.6	11.8	10.3	5.3	7.2
	$5,044.7	$624.6	$791.7	$919.0	$2,709.4
(1)Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) Primarily consists of vendor contracts associated with network monitoring and maintenance services.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), from time to time we may use or publicly disclose certain "non-GAAP financial measures" in the course of our financial presentations, earnings releases, earnings conference calls, and otherwise. For these purposes, the SEC defines a "non-GAAP financial measure" as a numerical measure of historical or future financial performance, financial positions, or cash flows that (i) excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in financial statements, and (ii) includes amounts, or is subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA")

Adjusted EBITDA is defined as net income or loss before interest, income taxes, depreciation and amortization ("EBITDA") adjusted to exclude severance, restructuring and other exit costs, acquisition-related transaction and integration costs, losses on extinguishment of debt, share-based compensation, and from time to time, other non-cash or non-recurring items.

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

The following is a reconciliation of Adjusted EBITDA from Net loss (amounts in millions):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(105.9)	$(243.4)	$(71.5)
Provision for (benefit from) income taxes	3.2	(5.5)	17.3
Interest and other expense, net	226.0	274.8	71.0
Loss on debt extinguishment	—	13.8	8.6
Depreciation and amortization	248.8	211.4	132.6
Severance, restructuring and other exit costs	13.0	37.1	22.4
Transaction and integration costs	23.0	40.5	19.1
Share-based compensation	31.2	34.4	22.2
Adjusted EBITDA	$439.3	$363.1	$221.7

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

We use Free Cash Flow and Adjusted Free Cash Flow as a measure to evaluate cash generated through normal operating activities. We believe that the presentation of Free Cash Flow and Adjusted Free Cash Flow is relevant and useful to investors because they provide measures of cash available to pay the principal on our debt and pursue acquisitions of businesses or other strategic investments or uses of capital. We use Adjusted Unlevered Free Cash Flow as a measure to evaluate cash generated through normal operating activities prior to debt service as our debt capital structure will change over time. We believe that the presentation of Adjusted Unlevered Free Cash Flow is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.

The following is a reconciliation of Adjusted Free Cash Flow and Adjusted Unlevered Free Cash Flow from Cash provided by operating activities (amounts in millions):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$107.1	$82.4	$63.4
Purchases of property and equipment	(102.2)	(77.7)	(42.0)
Free Cash Flow	4.9	4.7	21.4
Severance, restructuring and other exit costs	25.3	34.7	15.9
Transaction and integration costs	20.9	34.3	19.1
Adjusted Free Cash Flow	51.1	73.7	56.4
Cash paid for interest (1)	176.6	158.8	47.2
Adjusted Unlevered Free Cash Flow	$227.7	$232.5	$103.6
(1) Cash paid for interest for the year ended December 31, 2018 includes three semi-annual interest payments on the 7.875% Senior Unsecured Notes.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the Audit Committee of our Board of Directors. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements and believe that an understanding of these policies is important to a proper evaluation of the reported consolidated financial results. Our significant accounting policies are described in Note 2 – Significant Accounting Policies of the notes to the consolidated financial statements (Part II, Item 8 of this Form 10-K).

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.

Segment Reporting

We report operating results and financial data in one operating and reporting segment. Our Chief Executive Officer is the chief operating decision maker and manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across our entire client base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of our complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

We deliver comprehensive cloud networking services to our customers which include wide area networking; internet; transport; infrastructure; unified communication; managed network; and advanced solutions.

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

Fees charged for ongoing services are generally fixed in price and billed on a recurring monthly basis (generally one month in advance) for a specified term. Fees may also be based on specific usage of the related services, or usage above a fixed threshold, which are billed monthly in arrears. The usage based fees represent variable consideration; however, the nature of the fees are such that we are not able to estimate these amounts with a high degree of certainty and therefore the usage based fees are excluded from the transaction price and are instead recognized as revenue based on actual usage charges billed using the rates and/or thresholds specified in each contract. At the end of the term, most contracts provide for a continuation of services on the same terms, either for a specified renewal period (e.g., one year) or on a month-to-month basis. Revenue is generally recognized over time for these contracts as the customers simultaneously receive and consume the benefit of the service as we perform. Fees may also be billed for early terminations based on contractually stated amounts. The early termination fees represent variable consideration. We estimate the amount of variable consideration we expect to be entitled to receive for such arrangements using the expected value method.

We do not disclose information about remaining performance obligations that have original expectation durations of one year or less.

Primary geographical market. Our operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets are similar.

Contracts with multiple performance obligations. The majority of our contracts with customers have a single performance obligation - telecommunication services. The related installation services are generally considered not material within the context of the contract and we do not recognize these immaterial promised services as a separate performance obligation. Certain contracts with customers may include multiple performance obligations, specifically when the Company sells its connectivity services in addition to customer premise equipment ("CPE"). For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. The standalone selling price for each performance obligation is based on observable prices charged to customers in similar transactions or using expected cost-plus margin.

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

Share-Based Compensation

We issue three types of equity grants under our share-based compensation plan: time-based restricted stock, time-based stock options, and performance-based restricted stock. The time-based restricted stock and stock options generally vest over a four-year period, contingent upon meeting the requisite service period requirement. Performance awards typically vest over a shorter period, e.g., one to two years, starting when the performance criteria established in the grant have been met.

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

Estimating Allowances

Allowance for Doubtful Accounts

We establish an allowance for bad debts for accounts receivable amounts that may not be collectible. We state our accounts receivable balances at amounts due from the client net of an allowance for doubtful accounts. We determine this allowance by considering a number of factors, including the length of time receivables are past due, the client's payment history, and current ability to pay its obligation to the Company, and the condition of the general economy. The allowance for doubtful accounts was $14.3 million and $11.1 million as of December 31, 2019 and 2018, respectively.

Allowance for Vendor Disputes

In the normal course of business, we identify errors by suppliers with respect to the billing of services. We perform bill verification procedures to ensure that errors in our suppliers’ billed invoices are identified and resolved. If we conclude that a vendor has billed us inaccurately, we will record a liability only for the amount that we believe is owed. As of December 31, 2019, and 2018, we had $12.2 million and $9.1 million, respectively, in disputed billings from suppliers that were not accrued because we do not believe we owe them.

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

We identified a triggering event during the three months ended June 30, 2019 due to the significant decline in our stock price. Accordingly, we performed an assessment of fair value using the policy outlined above and concluded no impairment existed at that time. We again identified a triggering event during the three months ended September 30, 2019 due to the further decline in our stock price. Accordingly, we performed another assessment of fair value using the policy outlined above.

Based upon the results of our fair value analysis for the three months ended September 30, 2019, we estimated fair value exceeded our carrying value by approximately 17%.

We did not identify a triggering event during the three months ended December 31, 2019, though we did update the quantitative assessment of fair value using the policy outlined above. Based upon the results of our analysis for the three months ended December 31, 2019, the Company's estimated fair value exceeded our carrying value by approximately 21%. We consider the assumptions used in our analysis to be our best estimates across a range of possible outcomes based on available evidence at the time of the assessment. While we concluded no impairment existed at this time, our goodwill is at risk of future impairment in the event of significant unexpected changes in our foretasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.

There were no triggering events or goodwill impairments identified for the years ended December 31, 2018 and 2017.

Intangible assets arising from business combinations, such as acquired client contracts and relationships (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. We amortize these intangible assets over the determined useful life, which generally ranges from 3 to 20 years. We review our intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the years ended December 31, 2019, 2018, and 2017.

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

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from client relationships and developed technology, discount rates, and terminal values. Our estimate of fair value is based upon assumptions believed to be reasonable, but actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 – Business Acquisitions of the notes to the consolidated financial statements (Part II, Item 8 of this Form 10-K).

Derivative Financial Instruments

We may use derivatives to partially offset our business exposure to foreign currency or interest rate risk on expected future cash flows. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. We do not hold derivatives for trading or speculative purposes.

Our use of derivative financial instruments exposes us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. We mitigate such risk on these transactions by limiting our counterparties to major, creditworthy financial institutions.

We record the fair value of our derivative financial instruments in the consolidated balance sheet as a component of prepaid expenses and other current assets when in a net asset position and as a component of accrued expenses and other current liabilities when in a net liability position. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings on the consolidated statement of operations as other expense, net.

As of December 31, 2019 and 2018, we had derivative financial instruments in the form of interest rate swaps outstanding.

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

For operating leases, we recognize a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments. We use the incremental borrowing rate for leases which do not have a readily determinable implicit rate to determine the present value of the lease payments. Our incremental borrowing rates are the rates of interest that we would have to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Operating leases result in a straight-line lease expense, while finance leases result in an accelerated expense pattern.

The lease term at the lease commencement date is determined based on the non-cancellable period for which we have the right to use the underlying asset, together with any periods covered by an option to extend the lease if we are reasonably certain to exercise that option. We consider a number of factors when evaluating whether the options in our lease contracts are reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Certain of our leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and non-lease components that transfer an additional service to us, such as common area maintenance services. We have elected not to separate the accounting for lease components and non-lease components for lessee contracts, for all classes of leased assets except for our dark fiber arrangements.

Lessor

Lease contracts from a lessor perspective are classified as either sales-type, direct financing, or operating. Lessor arrangements include dark fiber, duct, and colocation services. The arrangements are operating leases that can also include non-lease components such as operations and maintenance or power services. For our dark fiber and duct arrangements, we account for lease and non-lease components separately. Revenue attributable to the lease components in these arrangements is recognized on a straight-line basis over the term of the lease while revenue attributable to non-lease components is accounted for in accordance with other applicable GAAP. We elected not to separate the accounting for non-lease components from lease components in our accounting for colocation arrangements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of December 31, 2019, we had $2,572.3 million in term loans and $140.0 million in revolving loans with variable interest rates. The interest expense associated with our term loan and revolving loan will vary with market rates.

The US Term Loan Facility carries an interest rate equal to either Base Rate Loans with applicable margin at 1.75% or Eurocurrency Loans at 2.75%, subject to a floor of 0.00%. Based on current rates and the amount of our variable interest rate debt as of December 31, 2019, a hypothetical 100 basis point increase in Eurodollar rate would increase annual interest expense by approximately $7.4 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the LIBOR-based interest rate swaps entered into during 2018.

The EMEA Term Loan Facility carries an interest rate equal to the European Money Markets Institute EURIBOR plus the applicable margin of 3.25%, subject to a EURIBOR floor of 0.00%. Based on current rates and the amount of our variable interest rate debt as of December 31, 2019, a hypothetical 100 basis point increase in EURIBOR would increase annual interest expense by approximately €2.4 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the EURIBOR-based interest rate swap entered into during 2018.

We may enter into additional derivative financial instruments in the future.

Exchange Rate Sensitivity

Our exposure to market risk for changes in foreign currency rate relates to our global operations. Our consolidated financial statements are denominated in US Dollars, but a portion of our revenue and expenses are generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the US Dollar will affect the translation of each foreign subsidiary’s financial results into US Dollars for purposes of reporting consolidated financial results.

The following is a summary of our revenues and expenses generated by non-US entities for the three months ended December 31, 2019:

	Three Months Ended December 31, 2019
	Revenues	Cost of Telecommunication Services	Selling, general and administrative expenses	Depreciation and amortization	Interest expense, net
EUR	37%	27%	33%	37%	20%
GBP	12%	18%	4%	9%	—%
Other	2%	2%	2%	4%	—%
Total non-US	51%	47%	39%	50%	20%

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and interim chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Changes in Internal Control Over Financial Reporting

Except for the Company’s design and implementation of certain controls related to the adoption of the new leases standard (ASC 842), there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. The Company implemented new controls as part of its effort to adopt Topic 842. The adoption of Topic 842 required the implementation of new accounting processes, which changed the Company's internal controls over lease accounting. We implemented these internal controls to ensure we adequately evaluated our leases and properly assessed the impact of Topic 842 on our financial statements to facilitate its adoption in 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GTT Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited GTT Communications, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of the Company and our report dated March 2, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CohnReznick LLP

New York, New York
March 2, 2020

ITEM 9B.    OTHER INFORMATION

On February 28, 2020, the Company entered into Amendment No. 2 to the 2018 Credit Agreement, which established incremental term loan commitments for $140 million of EMEA term loans. The EMEA term loans under the 2020 EMEA Term Loan Facility were incurred with an original issue discount of $5.6 million. The net proceeds of the 2020 EMEA Term Loan Facility were used to repay outstanding revolving loans and for general corporate purposes. Amendment No. 2 amended the terms of the 2018 Credit Agreement as described in Note 9 - Debt within the Notes to Consolidated Financial Statements included in this Form 10-K.
The foregoing is a summary of Amendment No. 2 and does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 2, which is attached as Exhibit 10.23 to this Form 10-K and incorporated in this Item 9B by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

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

3.3
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock, dated August 7, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 8, 2019).

3.4	Amended and Restated Bylaws, dated April 16, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 22, 2019).
3.5	Amendment No. 1 to Amended and Restated Bylaws, dated February 19, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2020).
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006).
4.2
Section 382 Rights Agreement, dated as of August 7, 2019, between GTT Communications, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 8, 2019).

4.3	Form of Right Certificate (included as Exhibit B to the Section 382 Rights Agreement and incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 8, 2019).
4.4
Form of Registration Rights Agreement, dated as of 2005, among the Registrant, Universal Telecommunications, Inc., Hackman Family Trust, Charles Schwab & Company Custodian FBO David Ballarini IRA and Mercator Capital L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-122303) filed January 26, 2005)

4.5
Registration Rights Agreement, dated April 30, 2012, among the Registrant, Jordon Lowe and Daniel Brosk Trust dated December 22, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 4, 2012).

4.6
Amended and Restated Securities Purchase Agreement, dated as of February 23, 2018, by and between GTT Communications, Inc., a Delaware corporation, and The Spruce House Partnership LP, a Delaware limited partnership (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed February 27, 2018).

4.7
Amended and Restated Securities Purchase Agreement, dated as of February 23, 2018, by and among GTT Communications, Inc., a Delaware corporation, Acacia Partners, L.P. and the funds affiliated with Acacia Partners, L.P. named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2018).

4.8
Securities Purchase Agreement, dated as of March 25, 2018, by and between GTT Communications, Inc., a Delaware corporation, and Aleph Tiger Investors LP, a Guernsey limited partnership (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2018).

4.9
Amended and Restated Securities Purchase Agreement, dated as of May 30, 2018, by and between GTT Communications, Inc. and The Spruce House Partnership LP (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 6, 2018).

4.10
Amended and Restated Securities Purchase Agreement, dated as of May 30, 2018, by and among GTT Communications, Inc., Acacia Partners, L.P and the funds affiliated with Acacia Partners, L.P. named therein (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed June 6, 2018).

4.11
Investor Rights Agreement, dated as of May 31, 2018, by and among GTT Communications, Inc., The Spruce House Partnership LP, Acacia Partners, LP, and the funds affiliated with Acacia Partners, L.P. named therein (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed June 6, 2018).

4.12
Amendment No. 2, dated November 27, 2019 to the Investor Rights Agreement, dated May 31, 2018, by and among GTT Communications, Inc., The Spruce House Partnership LP and Acacia Partners, L.P. and certain of its affiliated funds (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 29, 2019).

4.13
Letter Agreement, dated November 27, 2019 between the Company and The Spruce House Partnership LP (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 29, 2019).

4.14
Investor Rights Agreement, dated as of May 31, 2018, by and between GTT Communications, Inc. and Aleph Tiger Investors LP (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed June 6, 2018).

4.15
Indenture, dated as of December 22, 2016, by and between GTT Escrow Corporation and Wilmington Trust, National Association, as trustee December 22, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 22, 2016).

4.16
First Supplemental Indenture, dated as of January 9, 2017, by and among the Registrant, the Guaranteeing Subsidiaries party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 13, 2017).

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
10.14
Credit Agreement, dated as of May 31, 2018, by and among by and among (1) the Company, as U.S. Borrower, (2) GTT Communications B.V., a subsidiary of the Company formed under the laws of The Netherlands, as EMEA Borrower, (3) KeyBank National Association, as administrative agent and letter of credit issuer, and (4) the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2018).

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

10.21
Incremental Revolving Credit Assumption Agreement, dated as of June 5, 2019, by and among GTT Communications, Inc., KeyBank National Association, as administrative agent and a letter of credit issuer, and the incremental revolving credit lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 11, 2019).

10.22
Amendment No. 1 to Credit Agreement, dated as of August 8, 2019, among GTT Communications, Inc., a Delaware corporation, as the borrower, GTT Communications B.V., KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 8, 2019).

10.23*
Amendment No. 2 to Credit Agreement, dated as of February 28, 2020, among GTT Communications, Inc., a Delaware corporation, as the borrower, GTT Communications B.V., KeyBank National Association, as administrative agent, and the lenders party thereto.

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
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: March 2, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Calder, Jr. and Daniel M. Fraser, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on or before March 2, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Richard D. Calder, Jr.	President, Chief Executive Officer and
Richard D. Calder, Jr.	Director (Principal Executive Officer)

/s/ Daniel M. Fraser	Senior Vice President, Corporate Controller and Interim Chief Financial Officer
Daniel M. Fraser	(Principal Financial Officer and Principal Accounting Officer)

/s/ H. Brian Thompson	Chairman of the Board and Executive
H. Brian Thompson	Chairman

/s/ Nicola A. Adamo	Director
Nicola A. Adamo

/s/ S. Joseph Bruno	Director
S. Joseph Bruno

/s/ Julius Erving	Director
Julius Erving

/s/ Rhodric C. Hackman	Director
Rhodric C. Hackman

/s/ Howard Janzen	Director
Howard Janzen

/s/ Elizabeth Satin	Director
Elizabeth Satin

/s/ Theodore B. Smith, III	Director
Theodore B. Smith, III

/s/ Benjamin Stein	Director
Benjamin Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GTT Communications, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GTT Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the index at 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 2, 2020, expressed an unqualified opinion.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Goodwill
As disclosed in Note 2 to the financial statements, goodwill is tested for impairment annually at the reporting unit level on October 1 unless an interim test is required due to the presence of indicators that goodwill may be impaired. The Company's goodwill is initially assigned to its reporting units as of the acquisition date. At December 31, 2019, the Company's goodwill was $1.8 billion.
We identified the testing of the valuation of goodwill as a critical audit matter. Auditing the Company's annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. Fair value is estimated by management based on an income approach using a discounted cash flow model which is corroborated with an implied fair value of the reporting units using market-based approaches, including the publicly traded guideline company method and guideline transaction method. In particular, the fair value estimates are sensitive to significant assumptions such as the operating performance projections, terminal growth rate, industry factors, discount rates, and the use of comparable market data in the fair value model, which are affected by expected future market or economic conditions.
Our audit procedures related to the testing of the Company’s annual goodwill impairment test included the following, among others:

•	We tested the effectiveness of the controls relating to the Company’s goodwill impairment testing and review process,

including management’s controls over the development and review of significant assumptions and inputs used to derive the estimates.

•	We evaluated the following significant judgments made by management, including:

◦	the identification of a single reporting unit including the consideration of whether discrete financial information was available and level of review of the operating results for each reporting unit;

◦
the Company’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans and performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates to evaluate the changes in the fair value of the reporting unit that would result from a change in assumptions; and

◦	management’s ability to estimate future cash flows, including projected revenues, by comparing the Company’s historical cash flow forecasts to actual results.

•	With the assistance of our firm’s valuation professionals with specialized skills and knowledge in valuation methods and models, we tested:

◦	the Company’s discounted cash flow models, including certain assumptions including the terminal value and discount rates; and

◦	the Company’s market valuation, including the evaluation of the comparable publicly traded companies and the multiples derived from the analysis.
Accounting for Income Taxes
As disclosed in Note 10 to the financial statements, the Company is subject to income tax in each tax jurisdiction in which it operates, and judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, including the complexity of taxes on foreign earnings. The total provision for income taxes for the year ended December 31, 2019 was $3.2 million.
We identified the evaluation of the accounting for income taxes as a critical audit matter. Auditing the Company’s provision for income taxes was complex and highly judgmental due to the Company’s global structure, with legal entities in numerous foreign jurisdictions, and required complex auditor judgment to evaluate the Company’s interpretation and application of tax laws in relevant jurisdictions, evaluate communications with the relevant tax authorities and evaluate the income tax impact of the legal entity ownership structure.
Our audit procedures related to the accounting for income taxes included the following, among others:

•
We tested the effectiveness of the controls relating to the Company’s income tax process, including controls over the identification and completeness of, and recognition for, changes to tax laws in the various jurisdictions in which it operates and uncertain tax positions, including management’s controls over the underlying key assumptions and inputs used to derive the estimates.

•
We obtained an understanding of the Company’s overall legal entity structure and transfer pricing methodology by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.

•	With the assistance of our firm’s income tax professionals with specialized skills and knowledge in international tax, transfer pricing and uncertain tax positions, we tested and evaluated:

◦	management’s assumptions and tax calculation resulting from changes in the Company’s legal entity structure and relevant tax laws;

◦	applicable tax rates applied by management;

◦	management’s assumptions and the accuracy of data used in the Company’s tax calculations;

◦	tax positions taken by management, including evaluating the reasonableness of the management’s determination of the probability of sustaining the positions under tax examination; and

◦	the impact of taxes on foreign earnings.

/s/ CohnReznick LLP
We have served as the Company’s auditor since 2005.
New York, New York
March 2, 2020

GTT Communications, Inc.
Consolidated Balance Sheets
(Amounts in millions, except for share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41.8	$55.3
Accounts receivable, net of allowances of $14.3 and $11.1, respectively	162.1	174.5
Prepaid expenses and other current assets	50.4	49.2
Total current assets	254.3	279.0
Property and equipment, net	1,817.4	1,870.4
Operating lease right of use assets	357.5	—
Intangible assets, net	490.7	552.4
Goodwill	1,768.6	1,738.0
Other long-term assets	69.2	97.8
Total assets	$4,757.7	$4,537.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.4	$89.2
Accrued expenses and other current liabilities	240.8	226.8
Operating lease liabilities	74.9	—
Finance lease liabilities	4.6	6.7
Long-term debt	30.2	39.9
Deferred revenue	67.0	84.2
Total current liabilities	486.9	446.8
Operating lease liabilities, long-term portion	272.9	—
Finance lease liabilities, long-term portion	37.3	35.1
Long-term debt, long-term portion	3,192.6	3,151.6
Deferred revenue, long-term portion	266.5	287.0
Deferred tax liabilities	171.3	176.2
Other long-term liabilities	39.1	26.2
Total liabilities	4,466.6	4,122.9
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 56,686,459 and 55,625,149 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	842.4	809.9
Accumulated deficit	(474.2)	(368.3)
Accumulated other comprehensive loss	(77.1)	(26.9)
Total stockholders’ equity	291.1	414.7
Total liabilities and stockholders’ equity	$4,757.7	$4,537.6

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Operations
(Amounts in millions, except for share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Telecommunications services	$1,727.8	$1,490.8	$827.9

Operating expenses:
Cost of telecommunications services	941.9	819.4	432.1
Selling, general and administrative expenses	400.8	383.2	215.4
Severance, restructuring and other exit costs	13.0	37.1	22.4
Depreciation and amortization	248.8	211.4	132.6
Total operating expenses	1,604.5	1,451.1	802.5
Operating income	123.3	39.7	25.4

Other expense:
Interest expense, net	(194.7)	(146.9)	(71.2)
Loss on debt extinguishment	—	(13.8)	(8.6)
Other (expense) income, net	(31.3)	(127.9)	0.2
Total other expense	(226.0)	(288.6)	(79.6)
Loss before income taxes	(102.7)	(248.9)	(54.2)
Provision for (benefit from) income taxes	3.2	(5.5)	17.3
Net loss	$(105.9)	$(243.4)	$(71.5)

Loss per share:
Basic	$(1.88)	$(4.80)	$(1.71)
Diluted	$(1.88)	$(4.80)	$(1.71)

Weighted average shares:
Basic	56,265,166	50,718,279	41,912,952
Diluted	56,265,166	50,718,279	41,912,952

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Amounts in millions)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(105.9)	$(243.4)	$(71.5)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(50.2)	(23.0)	1.0
Comprehensive loss	$(156.1)	$(266.4)	$(70.5)

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2016	37,228,144	$—	$197.3	$(64.6)	$(4.9)	$127.8
Share-based compensation for options issued	—	—	1.4	—	—	1.4
Share-based compensation for restricted stock issued	1,864,265	—	20.6	—	—	20.6
Tax withholding related to the vesting of restricted stock	(257,613)	—	(4.0)	—	—	(4.0)
Stock issued in connection with employee stock purchase plan	28,958	—	0.9	—	—	0.9
Stock issued in connection with acquisitions	5,229,813	—	141.9	—	—	141.9
Stock options exercised	438,338	—	2.1	—	—	2.1
Cumulative effect of adjustment for unrecognized windfall benefits	—	—	—	11.2	—	11.2
Net loss	—	—	—	(71.5)	—	(71.5)
Foreign currency translation	—	—	—	—	1.0	1.0
Balance, December 31, 2017	44,531,905	—	360.2	(124.9)	(3.9)	231.4
Share-based compensation for options issued	—	—	1.1	—	—	1.1
Share-based compensation for restricted stock issued	1,590,042	—	33.3	—	—	33.3
Tax withholding related to the vesting of restricted stock	(478,320)	—	(21.0)	—	—	(21.0)
Stock issued in connection with employee stock purchase plan	34,616	—	1.3	—	—	1.3
Stock issued in connection with acquisitions	195,124	—	8.8	—	—	8.8
Equity offerings, net of issuance costs	9,589,094	—	424.5	—	—	424.5
Stock options exercised	162,688	—	1.7	—	—	1.7
Net loss	—	—	—	(243.4)	—	(243.4)
Foreign currency translation	—	—	—	—	(23.0)	(23.0)
Balance, December 31, 2018	55,625,149	—	809.9	(368.3)	(26.9)	414.7
Share-based compensation for options issued	—	—	0.4	—	—	0.4
Share-based compensation for restricted stock issued	915,634	—	30.8	—	—	30.8
Tax withholding related to the vesting of restricted stock	(28,002)	—	(0.4)	—	—	(0.4)
Stock issued in connection with employee stock purchase plan	93,862	—	1.1	—	—	1.1
Stock issued in connection with acquisitions	(6,954)	—	(0.3)	—	—	(0.3)
Stock options exercised	86,770	—	0.9	—	—	0.9
Net loss	—	—	—	(105.9)	—	(105.9)
Foreign currency translation	—	—	—	—	(50.2)	(50.2)
Balance, December 31, 2019	56,686,459	$—	$842.4	$(474.2)	$(77.1)	$291.1

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Consolidated Statements of Cash Flows
(Amounts in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(105.9)	$(243.4)	$(71.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	248.8	211.4	132.6
Share-based compensation	31.2	34.4	22.2
Debt discount amortization	7.0	3.5	0.4
Loss on debt extinguishment	—	13.8	8.6
Amortization of debt issuance costs	4.8	4.4	3.8
Change in fair value of derivative financial liability	31.4	128.5	—
Excess tax benefit from share-based compensation	1.9	(5.9)	(6.2)
Deferred income taxes	(20.4)	0.1	16.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6.3	4.5	14.2
Prepaid expenses and other current assets	(3.4)	26.1	6.2
Other long-term assets	1.3	14.9	1.0
Accounts payable	(26.9)	(7.7)	(22.7)
Accrued expenses and other current liabilities	(29.8)	(74.5)	7.7
Operating lease liabilities	(6.7)	—	—
Deferred revenue	(34.2)	(14.2)	(39.7)
Other long-term liabilities	1.7	(13.5)	(9.7)
Net cash provided by operating activities	107.1	82.4	63.4

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(52.6)	(2,242.7)	(706.3)
Purchase of customer contracts	(0.2)	(0.1)	(14.9)
Settlement of deal-contingent foreign currency hedge	—	(105.8)	—
Purchases of property and equipment	(102.2)	(77.7)	(42.0)
Purchases of intangible assets	—	—	(1.5)
Net cash used in investing activities	(155.0)	(2,426.3)	(764.7)

Cash flows from financing activities:
Proceeds from revolving line of credit	145.0	96.5	50.0
Repayment of revolving line of credit	(64.0)	(37.5)	(70.0)
Proceeds from term loans	—	2,633.7	696.5
Repayment of term loans	(26.1)	(706.2)	(432.8)
Proceeds from senior note	—	—	291.5
Repayment of other secured borrowings	(12.8)	(9.7)	—
Payment of holdbacks	(6.5)	(13.0)	(28.7)
Debt issuance costs paid to third parties and lenders	(1.2)	(63.3)	(34.0)
Proceeds from equity issuance, net of issuance costs	—	424.5	—
Repayment of finance leases	(1.3)	(2.7)	(1.6)
Proceeds from issuance of common stock under employee stock purchase plan	1.4	1.3	0.7
Tax withholding related to the vesting of restricted stock	(0.4)	(21.0)	(4.0)
Exercise of stock options	0.9	1.7	2.1
Net cash provided by financing activities	35.0	2,304.3	469.7

Effect of exchange rate changes on cash	(0.6)	(6.3)	(1.2)

Net decrease in cash, cash equivalents, and restricted cash	(13.5)	(45.9)	(232.8)

Cash, cash equivalents, and restricted cash at beginning of period	55.3	101.2	334.0

Cash, cash equivalents, and restricted cash at end of period	$41.8	$55.3	$101.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$176.6	$158.8	$47.2
Cash paid for income taxes, net	$1.3	$5.3	$1.7

Supplemental disclosure of non-cash investing and financing activities:
Fair value of current assets acquired	$5.7	$249.6	$76.8
Fair value of non-current assets acquired*	$39.3	$1,687.4	$772.0
Fair value of current liabilities assumed	$12.5	$355.7	$87.7
Fair value of non-current liabilities assumed	$7.3	$423.0	$215.5
Fair value of shares issued in connection with acquisition	$(0.3)	$8.8	$141.9
* Excludes goodwill

The accompanying notes are an integral part of these consolidated financial statements.

GTT Communications, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BUSINESS

Organization and Business

GTT Communications, Inc. ("GTT" or the "Company") serves large enterprise and carrier clients with complex national and global networking needs, and differentiates itself from the competition by providing an outstanding service experience built on its core values of simplicity, speed and agility. The Company operates a Tier 1 internet network ranked among the largest in the industry, and owns a fiber network that includes an expansive pan-European footprint and subsea cables. The Company's global network includes over 600 unique points of presence ("PoPs") spanning six continents, and the Company provides services in more than 140 countries.

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

Changes in Basis of Presentation and Accounting

Certain prior period amounts have been reclassified for consistency with the current year period presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations.

Segment Reporting

The Company reports operating results and financial data in one operating and reportable segment. The Company's Chief Executive Officer is the chief operating decision maker and manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across its entire client base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company's complex business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

The Company's comprehensive portfolio of cloud networking services includes: wide area networking; internet; transport; infrastructure; unified communication; managed network; and advanced solutions.

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

Primary geographical market. The Company’s operations are located primarily in the United States and Europe. The nature and timing of revenue from contracts with customers across geographic markets is similar. The following table presents the Company's revenue from contracts with customers disaggregated by primary geographic market based on legal entities (in millions):

	Year Ended December 31,
	2019	2018
Primary geographic market:
United States	$779.7	$785.4
Europe	745.9	598.7
Other	42.6	46.2
Total revenue from contracts with customers	1,568.2	1,430.3
Lease revenue	159.6	60.5
Total telecommunications services revenue	$1,727.8	$1,490.8

Contracts with multiple performance obligations. The majority of the Company’s contracts with customers have a single performance obligation - telecommunication services. The related installation services are generally considered not material within the context of the contract and the Company does not recognize these immaterial promised services as a separate performance obligation. Certain contracts with customers may include multiple performance obligations, specifically when the Company sells its connectivity services in addition to customer premise equipment ("CPE"). For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. The standalone selling price for each performance obligation is based on observable prices charged to customers in similar transactions or using expected cost-plus margin.

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

Universal Service Fund ("USF"), Gross Receipts Taxes and Other Surcharges. The Company is liable in certain cases for collecting regulatory fees and/or certain sales taxes from its customers and remitting the fees and taxes to the applicable governing authorities. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Conversely, USF contributions are assessed to the Company by and paid to the Universal Service Administration Company ("USAC") and are based on the Company’s interstate and inter-nation end-user revenues. The Company may assess its customers a separate fee to recoup its USF expense. These fees are included in telecommunications services revenue and costs of telecommunications services. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $25.2 million, $23.4 million, and $17.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Contract balances. Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). The Company does not have contract assets that represent conditional rights to consideration. The Company’s accounts receivable balance at December 31, 2019 and 2018 includes $145.9 million and $157.6 million, respectively, related to contracts with customers. There were no other contract assets as of December 31, 2019 or 2018.

Contract liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales noted above, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period. The Company's contract liabilities were $76.0 million and $75.7 million as of December 31, 2019 and 2018, respectively. The change in contract liabilities during the year ended December 31, 2019 included $24.8 million for revenue recognized that was included in the contract liability balance as of January 1, 2019 and $25.9 million for new contract liabilities net of amounts recognized as revenue during the period.

The following table includes estimated revenue from contracts with customers expected to be recognized for each of the years subsequent to December 31, 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at December 31, 2019 and have an original expected duration of greater than one year (amounts in millions):

2020	$16.7
2021	13.8
2022	13.1
2023	11.4
2024	6.6
2025 and beyond	14.4
$76.0

For a table of estimated revenue to be recognized for consolidated deferred revenue for each of the years subsequent to December 31, 2019 refer to Note 8 - Deferred revenue.

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

Deferred sales commissions were $23.0 million and $11.3 million as of December 31, 2019 and 2018, respectively. There were no other significant amounts of assets recorded related to contract costs as of December 31, 2019 or 2018.

Cost of Telecommunications Services

Cost of telecommunications services includes direct costs incurred in accessing other telecommunications providers’ networks in order to maintain the Company's Tier 1 IP network and provide telecommunication services to the Company's clients, including access, colocation, usage-based charges, and certain excise taxes and surcharges recorded on a gross basis.

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

Marketing and Advertising Costs

Costs related to marketing and advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Third-party marketing and advertising expense was $9.3 million, $9.8 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator for basic and diluted EPS – net loss available to common stockholders	$(105.9)	$(243.4)	$(71.5)
Denominator for basic EPS – weighted average shares	56,265,166	50,718,279	41,912,952
Effect of dilutive securities	—	—	—
Denominator for diluted EPS – weighted average shares	56,265,166	50,718,279	41,912,952

Loss per share:
Basic	$(1.88)	$(4.80)	$(1.71)
Diluted	$(1.88)	$(4.80)	$(1.71)

All outstanding stock options were anti-dilutive as of December 31, 2019, 2018, and 2017 due to the net loss incurred during the periods.

Cash and Cash Equivalents

Cash and cash equivalents may include deposits with financial institutions as well as short-term money market instruments, certificates of deposit and debt instruments with maturities of three months or less when purchased.

The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its 2018 Credit Agreement (as defined in Note 9 - Debt), which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. As of December 31, 2019, the Company held no investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or non-government guaranteed mortgage-backed securities.

Restricted Cash and Cash Equivalents

The Company had no restricted cash and cash equivalents as of December 31, 2019, 2018, and 2017.
Accounts Receivable, Net

Accounts receivable balances are stated at amounts due from the client net of an allowance for doubtful accounts. Credit extended is based on an evaluation of the client’s financial condition and is granted to qualified clients on an unsecured basis.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the client’s payment history and current ability to pay its obligation to the Company, and the condition of the general economy. Specific reserves are also established on a case-by-case basis by management. Credit losses have historically been within management's estimates. Actual bad debts, when determined, reduce the allowance, the adequacy of which management then reassesses. The Company writes off accounts after a determination by management that the amounts are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management's determination that the costs of pursuing collection outweigh the likelihood of recovery. The allowance for doubtful accounts was $14.3 million and $11.1 million as of December 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on these assets is computed on a straight-line basis over the estimated useful lives of the assets. Assets are recorded at acquired cost. Costs associated with the initial client installations and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal labor costs, and related indirect labor costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance, and other benefits. Capitalized labor costs include the direct costs of engineers and service delivery technicians involved in the installation and upgrades of services, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs are based on standards developed by position for the percentage of time spent on capitalizable projects while overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service, or reconnecting service are expensed as incurred. The Company capitalized labor costs, including indirect and overhead costs, of $16.1 million, $14.9 million, and $5.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Assets and liabilities under finance leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements and assets under finance leases are amortized over the shorter of the term of the lease, excluding optional extensions, or the useful life. Expenditures for maintenance and repairs are expensed as incurred. Depreciable lives used by the Company for its classes of assets are as follows:

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

Software Capitalization

Software development costs include costs to develop software programs to be used solely to meet the Company's internal needs. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company capitalized software costs of $4.1 million, $4.7 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company did not identify a triggering event during the three months ended December 31, 2019, though management did update the quantitative assessment of fair value using the policy outline above.

Based upon the results of its fair value analysis for the three months ended December 31, 2019, the Company’s estimated fair value exceeded its carrying value by approximately 21%. Management considers the assumptions used in its analysis to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. While the Company concluded no impairment existed at this time, the Company’s goodwill is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate, or if there is a further decline in the stock price.

There were no triggering events or goodwill impairments identified for the years ended December 31, 2018 and 2017.

Intangible assets arising from business combinations, such as acquired client contracts and relationships (collectively "customer relationships"), trade names, and/or intellectual property, are initially recorded at fair value. The Company amortizes these intangible assets over the determined useful life, which generally ranges from 3 to 20 years. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the years ended December 31, 2019, 2018, and 2017.

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

Asset Purchases

Periodically the Company acquires client contracts that the Company accounts for as an asset purchase and records a corresponding intangible asset that is amortized over its assumed useful life. Any excess of the fair value of the purchase price over the fair value of the identifiable assets and liabilities is allocated on a relative fair value basis. No goodwill is recorded in an asset acquisition.

During the years ended December 31, 2019 and 2018, the Company did not acquire any such client contracts. During the year ended December 31, 2017, the Company acquired client contracts for an aggregate purchase price of $37.4 million.

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of December 31, 2019, and 2018, the Company had open disputes not accrued for of $12.2 million and $9.1 million, respectively.

Acquisition Holdbacks

Acquisition holdbacks represent fixed deferred consideration to be paid out at some point in the future, typically on the one-year anniversary of an acquisition or asset purchase. The portion of the deferred consideration due within one year is recorded as a current liability until paid, and any consideration due beyond one year is recorded in other long-term liabilities. The Company had no acquisition holdbacks as of December 31, 2019. As of December 31, 2018, acquisition holdbacks were included within accrued expenses and other current liabilities within the consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs represent costs that qualify for deferral associated with the issuance of new debt or the modification of existing debt facilities. The unamortized balance of debt issuance costs is presented as a reduction to the carrying value of long-term debt. Debt issuance costs are amortized and recognized on the consolidated statements of operations as interest expense. The unamortized debt issuance costs were $28.0 million and $31.6 million as of December 31, 2019 and 2018, respectively.

Original Issuance Discounts and Premiums

Original issuance discounts and premiums ("OID") is the difference between the face value of debt and the amount of principal received when the loan was originated. When the debt reaches maturity, the face value of the debt is payable. The Company recognizes OID by accretion of the discount or premium as interest expense, net over the term of the debt. The unamortized portion of the OID was a $40.8 million net discount and a $47.8 million net discount as of December 31, 2019 and 2018, respectively.

Translation of Foreign Currencies

For non-U.S. subsidiaries, the functional currency is evaluated at the time of the Company's acquisition of such subsidiaries and on a periodic basis for financial reporting purposes. These consolidated financial statements have been reported in U.S. Dollars by translating asset and liability amounts of foreign subsidiaries at the closing currency exchange rate, equity amounts at historical rates, and the results of operations and cash flows at the average currency exchange rate prevailing during the periods reported. The net effect of such translation gains and losses is reflected in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets.

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

The Company recognized net exchange losses (gains) of $7.5 million, $2.5 million, and $(0.3) million for the years ended December 31, 2019, 2018, and 2017, respectively.

Derivative Financial Instruments

The Company may use derivatives to partially offset its business exposure to foreign currency or interest rate risk on expected future cash flows. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. The Company does not hold derivatives for trading or speculative purposes.

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

As of December 31, 2019 and 2018, the Company had derivative financial instruments in the form of interest rate swaps outstanding.

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

The Company measures all derivatives at fair value and recognizes them as either assets or liabilities in its consolidated balance sheets. The Company's derivative financial instruments are valued primarily using models based on readily observable market parameters for all substantial terms of derivative contracts and, therefore, have been classified as Level 2. None of the Company's derivative financial instruments qualify for hedge accounting and, therefore, all changes in the fair values of derivative instruments are recognized in earnings in the current period.

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

The Company's trade accounts receivable are unsecured and geographically dispersed. No single client's trade accounts receivable balance as of December 31, 2019 and 2018 exceeded 10% of the Company's consolidated accounts receivable, net. No single client accounted for more than 5% of revenue for the years ended December 31, 2019, 2018, and 2017.

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

In August 2018, the SEC issued several final rules, including but not limited to SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification (“Final Rule”), which amends certain redundant, duplicative, outdated, superseded or overlapping disclosure requirements.  This Final Rule is intended to facilitate disclosure information provided to investors and simplify compliance without significantly impacting the mix of information provided to investors. The amendments also expand the disclosure requirements regarding the analysis of stockholders' equity for interim financial statements, in which entities will be required to present a reconciliation for each period for which a statement of comprehensive income is required to be filed. The Final Rule was effective on November 5, 2018; however, the SEC staff announced that it would not object if the filer's first presentation of the changes in stockholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company used the new presentation of a condensed consolidated statement of stockholders' equity within its interim financial statements beginning in its Form 10-Q for the quarter ended March 31, 2019

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendment to the initial guidance, ASU 2018-19, in November 2018. The updated guidance introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The updated guidance is to be applied using a modified retrospective transition approach and is effective for annual and interim reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact the updated guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The guidance will be effective for the Company's interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 840): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of Topic 740 by clarifying and amending existing guidance. The guidance will be effective for the Company's interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB during 2019 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITIONS

Since its formation, the Company has consummated a number of transactions accounted for as business combinations as part of its growth strategy. The acquisitions of these businesses, which are in addition to periodic purchases of client contracts, have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network, and broaden its client base.

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

The following is a list of business combinations the Company completed during 2019, 2018, and 2017.

2019 Acquisition

KPN International

In December 2019, the Company acquired KPN International ("KPN"). The Company paid $53.6 million in cash consideration, of which $1.5 million was net cash acquired, on a debt-free basis. The results of KPN have been included from December 1, 2019. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered a stock purchase for tax purpose.

2018 Acquisitions

Access Point

In October 2018, the Company acquired Access Point, Inc. ("Access Point"). The Company paid $36.3 million in cash consideration, of which $1.0 million was net cash acquired, and issued 115,194 unregistered shares of the Company's common stock valued at $4.6 million at closing. During the year ended December 31, 2019, the Company paid $0.5 million of additional cash consideration, which is included within Acquisitions of business, net of cash acquired within our consolidated statement of cash flows. The results of Access Point have been included from October 1, 2018. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered a stock purchase for tax purposes.

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

Accelerated Connections

In March 2018, the Company acquired Accelerated Connections, Inc. ("Accelerated Connections"). The Company paid $35.0 million in cash consideration, of which $0.8 million was net cash acquired, and issued 79,930 unregistered shares of the Company's common stock valued at $4.2 million at closing. Substantially all of the consideration was allocated to goodwill and identifiable intangible assets. The results of Accelerated Connections have been included from March 1, 2018. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated results of operations. The acquisition was considered a stock purchase for tax purposes.

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

Purchase Price Allocation

The table below reflects the Company's estimates of the acquisition date fair values of the purchase consideration, assets acquired, and liabilities assumed for its material 2018 acquisition (amounts in millions):

Interoute
Purchase Price
Cash paid at closing	$2,239.3
Purchase consideration	$2,239.3

Purchase Price Allocation
Assets acquired:
Cash	$66.1
Accounts receivable	86.3
Prepaid expenses and other current assets	51.3
Property and equipment	1,435.9
Other assets	24.5
Intangible assets - customer lists	171.5
Intangible assets - tradename	2.1
Intangible assets - other	15.4
Deferred tax assets	35.9
Goodwill	1,040.6
Total assets acquired	2,929.6

Liabilities assumed:
Accounts payable	(75.5)
Accrued expenses and other current liabilities	(115.2)
Capital leases (1)	(42.4)
Debt	(27.7)
Deferred revenue	(242.7)
Deferred tax liabilities	(148.8)
Other long-term liabilities	(38.0)
Total liabilities assumed	(690.3)
Net assets acquired	$2,239.3
(1) Includes $38.8 million of assumed long-term building leases.

The table below reflects the Company's estimates of the acquisition date fair values of the purchase consideration, assets acquired, and liabilities assumed for its material 2017 acquisitions (amounts in millions):

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

During the year ended December 31, 2019, certain measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2018.

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

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisitions, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $23.0 million, $40.5 million, and $19.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during the years then ended.

Pro forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s material 2018 acquisition as if the acquisition occurred on January 1, 2018. The pro forma net loss for the year ended December 31, 2018 includes adjustments to revenue and cost of telecommunications services to eliminate inter-company activity, adjustments to deferred revenue and deferred cost from the acquired companies, and IFRS to US GAAP adjustments for Interoute. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018 (amounts in millions, except per share data).

Year Ended December 31,
2018
Revenue	$1,836.0
Net loss	$(91.1)

Loss per share:
Basic	$(1.80)
Diluted	$(1.80)

Denominator for basic EPS – weighted average shares	50,718,279
Denominator for diluted EPS – weighted average shares	50,718,279

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,768.6 million and $1,738.0 million as of December 31, 2019 and 2018, respectively. Additionally, the Company's intangible asset balance was $490.7 million and $552.4 million as of December 31, 2019 and 2018, respectively. The additions to both goodwill and intangible assets during the years ended December 31, 2019 and 2018 relate primarily to the 2019 and 2018 Acquisition (refer to Note 3 - Business Acquisitions).

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows (amounts in millions):

Goodwill - December 31, 2017	$644.5
Initial goodwill associated with 2018 business combinations	1,130.9
Adjustments to 2018 business combinations	(37.9)
Adjustments to 2017 business combinations	22.2
Foreign currency translation adjustments	(21.7)
Goodwill - December 31, 2018	1,738.0
Initial goodwill associated with 2019 business combinations	28.8
Adjustments to 2018 business combinations	47.8
Foreign currency translation adjustments	(46.0)
Goodwill - December 31, 2019	$1,768.6

The following tables summarize the Company’s intangible assets (amounts in millions):

		December 31, 2019			December 31, 2018
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-20 years	$781.1	$313.7	$467.4	$757.7	$233.7	$524.0
Non-compete agreements	3-5 years	4.7	4.6	0.1	4.7	4.6	0.1
Intellectual property	10 years	38.3	15.4	22.9	38.6	11.3	27.3
Tradename	1-3 years	6.2	5.9	0.3	6.0	5.0	1.0
		$830.3	$339.6	$490.7	$807.0	$254.6	$552.4

Amortization expense was $85.2 million, $86.4 million, and $69.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Estimated amortization expense related to intangible assets subject to amortization at December 31, 2019 in each of the years subsequent to December 31, 2019 is as follows (amounts in millions):

Total
2020	$89.1
2021	84.6
2022	70.1
2023	56.7
2024	50.6
2025 and beyond	139.6
Total	$490.7

NOTE 5 — PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment as of December 31, 2019 and 2018 (amounts in millions):

	December 31,
	2019	2018
Land and freehold buildings	$90.7	$14.1
Furniture and fixtures	6.7	6.4
Fiber optic cable	702.2	777.9
Duct	686.1	669.6
Fiber optic network equipment	613.9	582.9
Leasehold improvements	62.3	58.1
Computer hardware and software	41.6	66.2
Property and equipment, gross	2,203.5	2,175.2
Less accumulated depreciation	(386.1)	(304.8)
Property and equipment, net	$1,817.4	$1,870.4

Depreciation expense associated with property and equipment, including amortization of finance lease assets, was $163.6 million, $125.0 million, and $63.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes the Company’s prepaid expenses and other current assets as of December 31, 2019 and 2018 (amounts in millions):

	December 31,
	2019	2018
Prepaid cost of telecommunications services	$11.8	$18.9
Prepaid selling, general and administrative	13.1	14.7
Short-term deposits	0.3	1.3
Taxes receivable	—	2.5
Deferred commissions	9.8	3.4
Receivable from supplier	10.7	—
Other	4.7	8.4
	$50.4	$49.2

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of December 31, 2019 and 2018 (amounts in millions):

	December 31,
	2019	2018
Compensation and benefits	$24.4	$36.9
Cost of telecommunications services	105.3	101.1
Restructuring, current portion	6.4	25.8
Interest rate swaps	53.5	22.4
Interest	0.4	3.2
Acquisition holdbacks	—	6.7
Taxes payable	28.3	2.8
Selling, general and administrative	18.1	8.3
Capital expenditures	0.2	7.7
Other	4.2	11.9
	$240.8	$226.8

NOTE 8 — DEFERRED REVENUE

The total deferred revenue as of December 31, 2019 and 2018 was $333.5 million and $371.2 million, respectively, consisting of unamortized prepaid services, IRUs, and deferred non-recurring revenue. Deferred revenue is recognized as current and noncurrent deferred revenue on the consolidated balance sheets.

Significant changes in deferred revenue balances during the years ended December 31, 2019 and 2018 are as follows (amounts in millions):

	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
Balance, December 31, 2017	$18.6	$130.3	$148.9
Revenue recognized from beginning balance	(18.6)	(21.7)	(40.3)
Increase in deferred revenue, net	28.9	15.9	44.8
Business combinations (gross)	0.4	242.6	243.0
Revenue recognized from business combinations	(0.4)	(18.3)	(18.7)
Foreign currency translation adjustments	(0.2)	(6.3)	(6.5)
Balance, December 31, 2018	28.7	342.5	371.2
Revenue recognized from beginning balance	(28.8)	(53.5)	(82.3)
Increase in deferred revenue, net	21.7	26.4	48.1
Business combinations (gross)	—	1.2	1.2
Revenue recognized from business combinations	—	—	—
Foreign currency translation adjustments	0.9	(5.6)	(4.7)
Balance, December 31, 2019	$22.5	$311.0	$333.5

Remaining amortization at December 31, 2019 and in each of the years subsequent to December 31, 2019 is as follows (amounts in millions):

	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
2020	$22.5	$44.5	$67.0
2021	—	38.9	38.9
2022	—	36.8	36.8
2023	—	35.0	35.0
2024	—	28.0	28.0
2025 and beyond	—	127.8	127.8
	$22.5	$311.0	$333.5

NOTE 9 — DEBT

Long-term debt is summarized as follows (amounts in millions):

	December 31,
	2019	2018
US Term loan	$1,743.5	$1,761.2
EMEA Term loan	828.8	857.6
7.875% Senior unsecured notes	575.0	575.0
Revolving line of credit	140.0	59.0
Other secured loans	4.3	18.1
Total debt obligations	3,291.6	3,270.9
Unamortized debt issuance costs	(28.0)	(31.6)
Unamortized original issuance discount, net	(40.8)	(47.8)
Carrying value of debt	3,222.8	3,191.5
Less current portion	(30.2)	(39.9)
Long-term debt less current portion	$3,192.6	$3,151.6

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

The unused and available amount of the Revolving Line of Credit Facility at December 31, 2019 was as follows (amounts in millions):

Committed capacity	$250.0
Borrowings outstanding	(140.0)
Letters of credit issued	(10.9)
Unused and available	$99.1

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

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. On August 8, 2019, the Company entered into Amendment No. 1 to the 2018 Credit Agreement ("Amendment No. 1"), which amends the Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility for each fiscal quarter ending September 30, 2019 through December 31, 2020. If triggered, the covenant, as amended, requires the Company to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
December 31, 2019	6.50:1
March 31, 2020	6.50:1
June 30, 2020	6.50:1
September 30, 2020	6.25:1
December 31, 2020	6.25:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

As of December 31, 2019, the Company's Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was approximately 6.0:1, which is below the maximum permitted ratio of 6.50:1.

In addition, Amendment No. 1 to the 2018 Credit Agreement added certain restrictions, which remain in place from the effective date of the Amendment No. 1 until the delivery of the compliance certificate for the quarter ending March 31, 2021, demonstrating compliance with the Consolidated Net Secured Leverage Ratio for that quarter, including without limitation the following: the Company and its restricted subsidiaries (as defined in the 2018 Credit Agreement) may not make certain dividends, distributions and other restricted payments (as defined in the 2018 Credit Agreement), including that the Company may not pay dividends; the Company and its restricted subsidiaries may not designate any subsidiary an “Unrestricted Subsidiary” (which would effectively remove such subsidiary from the restrictions of the 2018 Credit Agreement); the Company and its restricted subsidiaries may not make “permitted acquisitions” (as defined in the 2018 Credit Agreement) or certain other investments, unless the Company and its restricted subsidiaries have liquidity (i.e., unrestricted cash and cash equivalents and availability under the revolving credit facility under the 2018 Credit Agreement) of at least $250 million (other than the acquisition of KPN Eurorings B.V., a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands with respect to which this liquidity requirement is not applicable); and the amount of incremental borrowings under the 2018 Credit Agreement that the Company and its subsidiaries may request when the Consolidated Net Secured Leverage Ratio is above 4.40 to 1.00 was reduced to $300 million minus amounts previously requested (which amount is $50 million requested under the Incremental Agreement described above).

On February 28, 2020, the Company entered into an amendment to the 2018 Credit Agreement (“Amendment No. 2”), which established incremental term loan commitments for $140 million of EMEA term loans (the “2020 EMEA Term Loan Facility”), bringing the total amounts of EMEA term loans outstanding under the 2018 Credit Agreement, as modified by Amendment No. 2, to €750 million in Euro-denominated loans and $140 million in US Dollar-denominated loans. The EMEA term loans under the 2020 EMEA Term Loan Facility were incurred with an original issue discount of $5.6 million.
The 2020 EMEA Term Loan Facility has terms substantially identical to the existing EMEA Term Loan Facility, except that: (1) each quarterly amortization payment on the 2020 EMEA Term Loan Facility will be $350,000; (2) the EMEA Term Loan Facility has call protection of 2.0% for certain mandatory and voluntary prepayments occurring on or prior to the one year anniversary of the effective date of the EMEA Term Loan Facility and 1.0% for certain mandatory and voluntary prepayments occurring following the one year anniversary of the effective date of the EMEA Term Loan Facility and until the second year anniversary thereof; (3) Amendment No. 2 added, for the benefit of the lenders under the 2020 EMEA Term Loan Facility, the same covenant restrictions contained in Amendment No. 1, except that (a) the amount of secured debt that can be incurred on a pari passu basis with the 2020 EMEA Term Loan Facility and certain types of debt incurred by non-credit parties is limited to $50 million in the aggregate and (b) certain excess asset sale proceeds will be required to prepay outstanding EMEA term loans or reinvest in long-term assets useful in the business within 30 days following receipt of such proceeds, which covenant restrictions will remain in place for so long as the existing Revolving Line of Credit Facility and the 2020 EMEA Term Loan Facility remain in effect; and (4) the applicable margin for the 2020 EMEA Term Loan Facility is (a) 3.25% for Base Rate Loans and 4.25% for Eurocurrency Loans for the first two years following the effective date of the 2020 EMEA Term Loan Facility and (b) 3.75% for Base Rate Loans and 4.75% for Eurocurrency Loans on and following the second anniversary of the effective date of the 2020 EMEA Term Loan Facility.
The proceeds of the 2020 EMEA Term Loan Facility were used to repay amounts outstanding under the Revolving Line of Credit Facility and for general corporate purposes.
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

The interest rate swaps were not designated as hedges and, therefore, do not qualify for hedge accounting. Accordingly, the interest rate swaps are adjusted to fair value through earnings on the consolidated statement of operations as other expense, net.

The fair value of the interest rate swaps at December 31, 2019 and December 31, 2018 were as follows (in millions):

				Fair Value
				December 31, 2019		December 31, 2018
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$—	$(18.2)	$—	$(4.4)
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(15.3)	—	(6.9)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(5.8)	—	(2.8)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(14.2)	—	(8.3)
				$—	$(53.5)	$—	$(22.4)

The Company records the fair value of interest rate swaps in its consolidated balance sheets within prepaid expenses and other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. Due to the change in fair value of its interest rate swaps, the Company recognized a loss of $31.4 million and $22.4 million in other expense, net for the years ended December 31, 2019 and 2018, respectively.

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

The 7.875% Senior Unsecured Notes are guaranteed by the Company’s domestic subsidiaries that guarantee the Company’s obligations under the U.S. Term Loan Facility and the Revolving Line of Credit Facility, but not by any of the Company’s foreign subsidiaries. The Company is in compliance with the subsidiary guarantee requirements for the 7.875% Senior Unsecured Notes.

Other Secured Loans

In connection with the Interoute acquisition in May 2018, the Company acquired other loans secured by certain network assets. The balance of other secured loans at December 31, 2019 and 2018 was $4.3 million and $18.1 million, respectively.

Effective Interest Rate

The effective interest rate on the long-term debt at December 31, 2019 and 2018 was 5.2% and 5.3%, respectively. The effective interest rate at considers the impact of the interest rate swaps.

Long-term Debt Contractual Maturities

The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized OID) were as follows as of December 31, 2019 (amounts in millions):

Total debt
2020	$30.2
2021	26.4
2022	26.1
2023	166.1
2024	601.1
2025 and beyond	2,441.7
$3,291.6

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the years ended December 31, 2019 and 2018 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2017	$(14.7)	$—	$(16.1)	$(3.0)	$(33.8)
Debt issuance costs incurred	(4.7)	(3.4)	—	(0.6)	(8.7)
Amortization	1.8	0.2	1.8	0.6	4.4
Loss on debt extinguishment	6.1	—	—	0.4	6.5
Balance, December 31, 2018	(11.5)	(3.2)	(14.3)	(2.6)	(31.6)
Debt issuance costs incurred	—	—	—	(1.2)	(1.2)
Amortization	1.6	0.5	2.0	0.7	4.8
Balance, December 31, 2019	$(9.9)	$(2.7)	$(12.3)	$(3.1)	$(28.0)

Debt issuance costs are presented on the consolidated balance sheets as a reduction to long-term debt. Interest expense associated with the amortization of debt issuance costs was $4.8 million, $4.4 million, and $3.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes the original issuance (discount) and premium activity for the years ended December 31, 2019 and 2018 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2017	$(6.5)	$—	$15.8	$9.3
New Original Issuance Discount	(8.9)	(4.4)	—	(13.3)
Fees paid to lenders	(35.2)	(19.4)	—	(54.6)
Amortization	3.5	1.8	(1.8)	3.5
Loss on debt extinguishment	7.3	—	—	7.3
Balance, December 31, 2018	(39.8)	(22.0)	14.0	(47.8)
Amortization	5.6	3.3	(1.9)	7.0
Balance, December 31, 2019	$(34.2)	$(18.7)	$12.1	$(40.8)

Original issuance discounts and premiums are presented on the consolidated balance sheets as a reduction to long-term debt. Amortization of original issuance discounts and premiums was $7.0 million, $3.5 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company expensed an aggregate of $13.8 million and $8.6 million of debt issuance costs and OID that did not qualify for deferral as loss on debt extinguishment in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. No such costs were incurred during the year ended December 31, 2019.

NOTE 10 — INCOME TAXES

The components of (loss) income before income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows (amounts in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(118.3)	$(243.6)	$(87.1)
Foreign	15.6	(5.3)	32.9
Total	$(102.7)	$(248.9)	$(54.2)

The components of the (benefit from) provision for income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows (amounts in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$0.7	$—	$(0.5)
State	0.2	0.2	—
Foreign	19.4	1.4	7.3
Total current	20.3	1.6	6.8

Federal	0.7	(2.9)	8.0
State	—	(0.6)	0.4
Foreign	(17.8)	(3.6)	2.1
Total deferred	(17.1)	(7.1)	10.5
Income tax expense (benefit)	$3.2	$(5.5)	$17.3

The following is a reconciliation of the U.S. federal statutory income taxes to the amounts reported in the financial statements for the years ended December 31, 2019, 2018, and 2017 (amounts in millions):

	Year Ended December 31,
	2019		2018		2017
	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
U.S. federal statutory income tax	$(21.6)	21.0%	$(52.3)	21.0%	$(19.0)	35.0%
Permanent items	0.3	(0.3)%	0.2	(0.1)%	1.2	(2.2)%
State taxes, net of federal benefit	(3.1)	3.0%	(10.1)	4.1%	(3.0)	5.5%
Foreign tax rate differential	2.7	(2.6)%	(0.5)	0.2%	(9.3)	17.2%
Compensation related items	2.0	(1.9)%	(3.3)	1.3%	(5.1)	9.4%
Change in valuation allowance	17.3	(16.8)%	59.0	(23.7)%	29.0	(53.5)%
Unrecognized tax positions	—	—%	6.2	(2.5)%	2.8	(5.2)%
Prior year true-ups	5.6	(5.4)%	6.8	(2.7)%	3.4	(6.3)%
Tax Cuts and Jobs Act	—	—%	(11.5)	4.6%	17.3	(31.9)%
Total income tax provision (benefit)	$3.2	(3.0)%	$(5.5)	2.2%	$17.3	(32.0)%

The components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (amounts in millions):

	December 31,
	2019	2018
Deferred tax assets:
Tax loss and credit carryforwards	$276.0	$275.3
Business interest expense carryforward	62.9	30.9
Reserves and allowances	1.4	3.9
Share-based compensation	5.8	5.1
Other	—	—
Total deferred tax assets before valuation allowance	346.1	315.2
Less: Valuation allowance	(211.4)	(162.9)
Total deferred tax assets	134.7	152.3

Deferred tax liabilities:
Intangible assets and goodwill	(54.7)	(66.4)
Property and equipment	(216.5)	(219.7)
Other	—	(3.6)
Total deferred tax liabilities	(271.2)	(289.7)
Net deferred tax liabilities (1)	$(136.5)	$(137.4)
(1) The 2019 and 2018 net deferred tax liability is reflected on the consolidated balance sheets as a deferred tax liability of $171.3 million and $176.2 million, respectively, partially offset by a deferred tax asset of $34.8 million and $38.8 million, respectively, included as a component of Other long-term assets on the consolidated balance sheets.

The Tax Act was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company reasonably estimated the effects of the Tax Act and recorded provisional amounts in the fourth quarter of 2017 totaling $17.3 million. In 2018, the Company finalized the 2017 impact of the Tax Act, specifically the remeasurement of its U.S. Federal deferred tax assets and liabilities and the post-1986 earnings and profits transition tax, which resulted in a $11.5 million benefit.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to treat any potential GILTI inclusions as a period cost.

As of December 31, 2019, the Company had $212.6 million of U.S. federal net operating loss ("NOL") carryforwards net of limitations under Section 382 and tax-effected state NOL carryforwards of approximately $8.6 million. The Company's U.S. federal NOL carryforwards generated in 2017 and prior, if not utilized to reduce taxable income in future years, will expire between 2021 and 2037.

As of December 31, 2019, the Company had foreign NOL carryforwards of $873.1 million, the majority of which have no expiration date.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2019 and 2018, the Company recognized a valuation allowance against its net U.S. deferred tax assets under the criteria of ASC 740 of $100.7 million and $73.3 million, respectively, and the Company recognized a valuation allowance against its net foreign deferred tax assets under the criteria of ASC 740 of $110.6 million and $89.6 million, respectively. The amount of U.S. deferred tax asset considered realizable has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with ASC 740.

As of December 31, 2019, the Company will continue to permanently reinvest undistributed earnings of its non-U.S. subsidiaries. If the Company were to repatriate indefinitely reinvested foreign funds, the Company would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations and exchange rate fluctuations.

Accounting for Uncertainty in Income Taxes

The Company had unrecognized tax benefits of $6.2 million as of both December 31, 2019 and 2018. The unrecognized tax benefit was not material as of December 31, 2017. To the extent interest and penalties related to uncertain tax positions would be assessed on any underpayment of income tax, such accrued amounts are classified as a component of income tax expense. Changes in unrecognized tax benefits are set forth below (amounts in millions):

	2019	2018	2017
Balance, January 1	$6.2	$1.5	$—
Changes for tax positions of prior years	—	—	2.8
Increases for tax positions related to the current year	—	6.2	—
Settlements and lapsing of statutes of limitations	—	(1.5)	(1.3)
Balance, December 31	$6.2	$6.2	$1.5

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Tax years that remain subject to examination vary by legal entity but are generally open in the U.S. for tax years ending after 2015 and outside of the U.S for tax years ending after 2013.

NOTE 11 — SEVERANCE, RESTRUCTURING AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with 2019 and 2018 acquisitions. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions. The Company records the current portion of severance, restructuring and other exit costs as a component of accrued expenses and other current liabilities and the long-term portion of severance, restructuring and other exit costs as a component of other long-term liabilities.

The exit costs recorded and paid are summarized as follows for the year ended December 31, 2019 (amounts in millions):

	Balance, December 31, 2018	Charges	Payments	Foreign Currency Translation Adjustments	Balance, December 31, 2019
Employee termination benefits	$7.4	$6.2	$(12.1)	$1.2	$2.7
Lease terminations	9.3	5.0	(5.7)	(1.0)	7.6
Other contract terminations	9.1	1.8	(7.5)	0.2	3.6
	$25.8	$13.0	$(25.3)	$0.4	$13.9

The exit costs recorded and paid are summarized as follows for the year ended December 31, 2018 (amounts in millions):

	Balance, December 31, 2017	Charges	Acquired Costs	Payments	Foreign Currency Translation Adjustments	Balance, December 31, 2018
Employee termination benefits	$5.5	$19.2	$6.0	$(23.2)	$(0.1)	$7.4
Lease terminations	2.4	2.6	7.8	(3.5)	—	9.3
Other contract terminations	1.8	15.3	—	(8.0)	—	9.1
	$9.7	$37.1	$13.8	$(34.7)	$(0.1)	$25.8

The exit costs recorded and paid are summarized as follows for the year ended December 31, 2017 (amounts in millions):

	Balance, January 1, 2017	Charges	Payments	Balance, December 31, 2017
Employee termination benefits	$—	$16.6	$(11.1)	$5.5
Lease terminations	0.9	3.5	(2.0)	2.4
Other contract terminations	2.3	2.3	(2.8)	1.8
	$3.2	$22.4	$(15.9)	$9.7

NOTE 12 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Communications, Inc. 2018 Stock Option and Incentive Plan (the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 14,250,000 shares, of which 11,055,975 have been issued and are outstanding as of December 31, 2019.

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

Performance-based restricted stock is granted under the GTT Stock Plan subject to the achievement of certain performance measures. Once achievement of these performance measures is considered probable, the Company starts to expense the fair value of the grant over the vesting period. The performance-based restricted stock is valued at the share price of the Company's common stock as reported on the NYSE on the date of grant. The performance grant vests quarterly over the vesting period once achievement of the performance measure has been met and approved by the Compensation Committee, typically one to two years.

The Compensation Committee of the Board of Directors, as administrator of the GTT Stock Plan, has the discretion to authorize a different vesting schedule for any awards.

In 2019, the Company implemented a sell-to-cover program for employees who elect to sell shares to cover any withholding taxes due upon vesting. Previously, the Company netted shares upon vesting and paid the withholding taxes directly.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized as a selling, general and administrative expense in the consolidated statements of operations (amounts in millions):

	Year Ended December 31,
	2019	2018	2017
Time-based stock options	$0.4	$1.1	$1.4
Restricted stock (1)	30.4	33.0	20.6
ESPP	0.4	0.3	0.2
Total	$31.2	$34.4	$22.2

As of December 31, 2019, there was $58.2 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	December 31, 2019
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$0.1	0.17
Time-based restricted stock	55.4	2.43
Performance-based restricted stock (1)	2.7	0.50
Total	$58.2	2.34
(1) Excludes $25.2 million and $12.3 million of unrecognized compensation cost related to the 2018 Performance Awards and 2017 Performance Awards, respectively, as achievement of the performance criteria was not probable as of December 31, 2019.

Time-Based Stock Options

The Company uses the Black-Scholes option-pricing model method to calculate the fair value of the time-based stock options as of the grant date. The use of option valuation models requires the input by management of certain assumptions, including the expected stock price volatility, the expected life of the option term, and the forfeiture rate. These assumptions are utilized by the Company in determining the estimated fair value of the time-based stock options. There were no time-based stock options granted during the years ended December 31, 2019, 2018, and 2017.

The following table summarizes the time-based stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2017	1,163,908	$10.84	$5.66
Granted	—	—	—
Exercised	(438,338)	7.89	3.45
Forfeited or canceled	(37,607)	16.44	7.82
Balance, December 31, 2017	687,963	12.40	6.85
Granted	—	—	—
Exercised	(162,688)	10.12	5.26
Forfeited or canceled	(5,989)	17.71	8.47
Balance, December 31, 2018	519,286	13.06	7.33
Granted	—	—	—
Exercised	(86,770)	10.40	5.51
Forfeited or canceled	(15,699)	14.19	7.40
Balance, December 31, 2019	416,817	$13.57	$7.71	4.84	$—
Exercisable	409,614	$13.59	$7.01	4.82	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

As of December 31, 2019, the total vested portion of share-based compensation expense for time-based stock options was $9.2 million.

Time-Based Restricted Stock

The following table summarizes our time-based restricted stock activity:

	Shares	Weighted Average Fair Value
Unvested balance, January 1, 2017	1,048,970	$11.59
Granted	1,035,496	30.19
Forfeited	(112,887)	22.27
Vested	(728,228)	31.61
Unvested balance, December 31, 2017	1,243,351	14.39
Granted	944,009	46.42
Forfeited	(196,920)	37.74
Vested	(667,402)	42.99
Unvested balance, December 31, 2018	1,323,038	19.33
Granted	1,447,671	20.13
Forfeited	(291,110)	35.91
Vested	(702,291)	20.54
Unvested balance, December 31, 2019	1,777,308	$16.59

The fair value of time-based restricted stock awarded totaled $29.1 million, $43.8 million and $31.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Performance-Based Restricted Stock

The following table summarizes the performance-based restricted stock activity:

	Shares	Weighted Average Fair Value
Unvested balance, January 1, 2017	928,436	$12.66
Granted	930,000	35.15
Forfeited	—	—
Vested	(48,436)	28.74
Unvested balance, December 31, 2017	1,810,000	23.79
Granted	905,500	33.59
Forfeited	—	—
Vested	(673,503)	43.44
Unvested balance, December 31, 2018	2,041,997	21.65
Granted	44,000	27.00
Forfeited	(318,658)	36.08
Vested	(280,404)	22.08
Unvested balance, December 31, 2019	1,486,935	$18.64

The Company granted $8.5 million of restricted stock during 2014 and early 2015 contingent upon the achievement of certain performance criteria (the "2014 Performance Awards"). The fair value of the 2014 Performance Awards was calculated using the value of GTT common stock on the grant date. The Company started recognizing share-based compensation expense for these grants when the achievement of the performance criteria became probable, which was in the third quarter of 2015. The 2014 Performance Awards started vesting in the fourth quarter of 2015 when the performance criteria were met and they continued to vest ratably through the third quarter of 2017. As of December 31, 2019, the 2014 Performance Awards were fully vested.

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition continued through the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition continued through the fourth quarter of 2019. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.2 million, $7.8 million, and $6.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the 2015 Performance Awards were fully vested.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $7.2 million and $5.4 million for the years ended December 31, 2019 and 2018, respectively. No share-based compensation expense was recognized related to the 2017 Performance Awards during the 2017 period. As of December 31, 2019, $5.1 million of unvested 2017 Performance Awards had been forfeited due to employee departures and remaining unrecognized compensation cost related to the unvested 2017 Performance Awards was $14.9 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of December 31, 2019.

The Company granted $31.2 million of restricted stock during 2018 and 2019 contingent upon the achievement of certain performance criteria (the "2018 Performance Awards"). The fair value of the 2018 Performance Awards was calculated using the value of GTT common stock on the grant date. As of December 31, 2019, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense for the year ended December 31, 2019. As of December 31, 2019, $6.0 million of unvested 2018 Performance Awards had been forfeited due to employee departures and remaining unrecognized compensation cost related to the unvested 2018 Performance Awards was $25.2 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the Company's common stock during each of the three-month offering periods. The offering periods generally commence on the first day and the last day of each quarter. At December 31, 2019, 292,897 shares were available for issuance under the ESPP.

NOTE 13 — DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code ("IRC") that covers substantially all U.S. based employees. The plan allows eligible employees to contribute from 1% to 100% of their pre-tax eligible earnings, subject to defined limits. The Company matches 50% of an employee's voluntary contributions per pay period up to the annual maximum as defined by the IRS. Employer's matching contributions under the Company's plan vest at a rate of 25% for each year of employment and are fully vested after four years of employment for all current and future contributions. During the years ended December 31, 2019, 2018, and 2017, the Company incurred 401(k) matching expense of $5.8 million, $3.9 million, and $1.7 million, respectively.

NOTE 14 — LEASES

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

The Company's lease expense is split between cost of telecommunications services and selling, general and administrative expenses in the consolidated statement of operations based on the use of the asset for which lease expense is being paid. The components of lease expense for the period were as follows (amounts in millions):

Year Ended December 31, 2019
Operating lease expense	$103.1
Finance lease expense:
Amortization of right of use assets	2.2
Interest on lease liabilities	5.0
Total finance lease expense	7.2
Short-term lease expense	20.8
Variable lease expense	30.4
Total lease expense	$161.5

Supplemental cash flow information related to leases for the period was as follows (amounts in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$109.8
Operating cash flows from finance leases	5.0
Financing cash flows from finance leases	1.3

Right of use assets obtained in exchange for new operating lease liabilities	20.9
Right of use assets obtained in exchange for new finance lease liabilities	1.3

Supplemental balance sheet information related to leases for the period was as follows:

December 31, 2019
Weighted average remaining lease term (amounts in years)
Operating leases	6.37
Finance leases	22.99

Weighted average discount rate
Operating leases	5.6%
Finance leases	13.0%

Maturities of lease liabilities were as follows (amounts in millions):

	Operating Leases	Finance Leases
2020	$91.2	$5.5
2021	82.9	5.2
2022	64.4	5.2
2023	48.8	5.3
2024	34.7	5.3
2025 and beyond	94.8	112.0
Total lease payments	416.8	138.5
Less: Present value discount	(69.0)	(96.6)
Present value of lease obligations	$347.8	$41.9

NOTE 15 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and 2018. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

December 31, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(53.5)	$—	$(53.5)	$—

December 31, 2018
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(22.4)	$—	$(22.4)	$—

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

Other Fair Value Measurements

As of December 31, 2019 and 2018, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of December 31, 2019 and 2018. The carrying amounts exclude any debt issuance costs or original issuance discount (amounts in millions):

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan	$1,743.5	$1,761.2	$1,464.5	$1,648.9
EMEA Term loan	828.8	857.6	787.9	827.5
7.875% Senior unsecured notes	575.0	575.0	435.6	488.8
Revolving line of credit	140.0	59.0	140.0	59.0
Other secured loans	4.3	18.1	4.3	18.1
Total long-term debt, including current portion	$3,291.6	$3,270.9	$2,832.3	$3,042.3
(1) Fair value based on the bid quoted price, except for the revolving line of credit and other secured loans for which carrying value approximates fair value.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations, excluding those related to long-term debt and operating and finance leases, are as follows at December 31, 2019 (amounts in millions):

	Network Supply(1)	Other(2)
2020	$485.9	$11.8
2021	320.0	6.4
2022	251.3	3.9
2023	28.2	2.9
2024	24.2	2.4
2025 and beyond	53.6	7.2
	$1,163.2	$34.6
(1) Excludes contracts where the initial term has expired and currently in month-to-month status.
(2) Primarily consists of vendor contracts associated with network monitoring and maintenance services.

Refer to Note 9 - Debt for the aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) at December 31, 2019 and refer to Note 14 - Leases for the aggregate contractual maturities of operating leases and finance leases at December 31, 2019.

Network Supply Agreements

As of December 31, 2019, the Company had purchase obligations of $1,163.2 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers. The Company’s supplier agreements fall into two key categories: the Company's core IP backbone and client specific locations (also referred to as 'last mile' locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one-year term and do not relate to any specific underlying client commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

Supplier agreements associated with the Company's client specific locations, which represent the substantial majority of the Company's network spending, are typically contracted so the terms and conditions in both the vendor and client contracts are substantially the same in terms of duration and capacity. The back-to-back nature of the Company’s contracts means that its network supplier obligations are generally mirrored by its clients' commitments to purchase the services associated with those obligations.

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

On October 16, 2019, a purported shareholder derivative complaint was filed by a GTT stockholder against certain of the Company's present and former directors and officers in the U.S. District Court for the District of Delaware (Case No. 19-cv-1961). The Company was named as a nominal defendant. The complaint asserts various causes of action against the individual defendants related to the alleged false or misleading statements and omissions at issue in the securities litigation described above. The complaint seeks damages, costs and fees, including attorney's fees, and equitable relief. Defendants intend to file a motion to dismiss the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. On December 10, 2019, the US District Court for the District of Delaware dismissed this case.

NOTE 17 — FOREIGN OPERATIONS

The Company’s operations are located primarily in the United States and Europe. The following geographic area data is based upon the location of the legal entity reporting the revenue or long-lived assets (amounts in millions):

	Revenues			Long-lived Assets (1)
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
United States	$789.1	$785.4	$627.6	$740.5	$788.2
Europe	895.9	659.2	186.2	3,255	3,290.1
Other	42.8	46.2	14.1	81.2	82.5
Total	$1,727.8	$1,490.8	$827.9	$4,076.7	$4,160.8
(1) Long-lived assets includes property and equipment, net, intangible assets, net, and goodwill.

NOTE 18 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables are unaudited consolidated quarterly results of operations for the years ended December 31, 2019 and 2018 (amounts in millions, except per share data). The financial information presented should be read in conjunction with other information included in the Company's consolidated financial statements.

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue:
Telecommunications services	$450.2	$433.8	$420.0	$423.9

Operating expenses:
Cost of telecommunications services	241.8	237.5	232.8	229.9
Operating income	38.7	31.1	30.1	23.5
Net loss	(27.3)	(33.3)	(26.2)	(19.1)

Loss per share:
Basic	$(0.49)	$(0.59)	$(0.46)	$(0.34)
Diluted	$(0.49)	$(0.59)	$(0.46)	$(0.34)

Weighted average shares:
Basic	55,839,212	56,248,530	56,370,178	56,580,466
Diluted	55,839,212	56,248,530	56,370,178	56,580,466

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue:
Telecommunications services	$260.7	$326.7	$448.6	$454.8

Operating expenses:
Cost of telecommunications services	141.5	179.3	247.4	251.2
Operating income	9.2	4.2	14.5	11.8
Net loss	(30.7)	(136.3)	(23.4)	(53.0)

Loss per share:
Basic	$(0.69)	$(2.83)	$(0.43)	$(0.96)
Diluted	$(0.69)	$(2.83)	$(0.43)	$(0.96)

Weighted average shares:
Basic	44,632,365	48,221,341	54,671,787	55,191,175
Diluted	44,632,365	48,221,341	54,671,787	55,191,175

SCHEDULE II
GTT COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Allowance for Doubtful Accounts
Year	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Other	Balance at End of Year
2017	$2.7	$15.1	$(12.8)	$0.1	$5.1
2018	$5.1	$13.7	$(7.7)	$—	$11.1
2019	$11.1	$13.2	$(10.0)	$—	$14.3

	Deferred Tax Asset Valuation Allowance
Year	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions	Other	Balance at End of Year
2017	$0.3	$29.0	$—	$9.9	$39.2
2018	$39.2	$34.1	$—	$89.6	$162.9
2019	$162.9	$17.3	$—	$31.2	$211.4