Form 10-K/A
period 2019-12-31
GTT Communications, Inc.
filed 2020-05-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	GTT	NYSE
Series A Junior Participating Cumulative Preferred Stock Purchase Rights
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

Documents Incorporated by Reference
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of GTT Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the "Original Filing") is being filed solely to (i) incorporate certain updates to the cover page of Form 10-K that were inadvertently not incorporated on the cover page of the Original Filing, and (ii) file an Exhibit 4.17, Description of GTT Communications, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which was inadvertently omitted from the Original Filing.

This Form 10-K/A contains only the cover page, this explanatory note, the exhibit index, the signature page and the exhibits described above.

Except as described above, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company's filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

1.	Financial Statements are listed in the Index to Financial Statements on page F-1 of the Original Filing.

2.	Financial Statement Schedules. The Financial Statement Schedule described below were filed as part of the Original Filing.

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

iv

4.17*	Description of GTT Communications, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 +	2006 Employee, Director and Consultant Stock Plan, as amended (incorporated by reference to Annex E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 2, 2006).
10.2 +	2011 Employee, Director and Consultant Stock Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2011).
10.3 +	2015 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015).
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

v

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

10.23
Amendment No. 2 to Credit Agreement, dated as of February 28, 2020, among GTT Communications, Inc., a Delaware corporation, as the borrower, GTT Communications B.V., KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on From 10-K filed March 2, 2020).

21.1***	Subsidiaries of the Registrant.
23.1***	Consent of CohnReznick LLP.
24.1***	Power of Attorney
31.1*	Section 302 Certification of Richard D. Calder, Jr., Chief Executive Officer
31.2*	Section 302 Certification of Steven Berns, Chief Financial Officer
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 +	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210488) filed March 30, 2016).
101.SCH**,***	Inline XBRL Taxonomy Extension Schema Document
101.CAL**,***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**,***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**,***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**,***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

***	Filed or furnished as an exhibit to the Annual Report on Form 10-K filed by GTT Communications, Inc. on March 2, 2020.

vi

+	Denotes a management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT COMMUNICATIONS, INC.

By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President and Chief Executive Officer
Date: May 8, 2020

vii