Form 10-Q
period 2020-03-31
GTT Communications, Inc.
filed 2020-05-08
CIK 1315255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number 001-35965
GTT Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		20-2096338
(State or Other Jurisdiction of		(I.R.S. Employer Identification No.)
Incorporation or Organization)

7900 Tysons One Place
Suite 1450
McLean	Virginia	22102
(Address of principal executive offices)		(Zip code)

(703) 442-5500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	GTT	The New York Stock Exchange
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

As of May 6, 2020, 58,819,538 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GTT Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in millions, except for share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$106.4	$41.8
Accounts receivable, net of allowances of $23.0 and $14.3, respectively	149.9	162.1
Prepaid expenses and other current assets	82.1	50.4
Total current assets	338.4	254.3
Property and equipment, net	1,765.4	1,817.4
Operating lease right of use assets	335.9	357.5
Intangible assets, net	465.4	490.7
Goodwill	1,763.7	1,768.6
Other long-term assets	70.2	69.2
Total assets	$4,739.0	$4,757.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101.4	$69.4
Accrued expenses and other current liabilities	273.4	240.8
Operating lease liabilities	72.6	74.9
Finance lease liabilities	5.4	4.6
Long-term debt, current portion	29.6	30.2
Deferred revenue	83.8	67.0
Total current liabilities	566.2	486.9
Operating lease liabilities, long-term portion	254.7	272.9
Finance lease liabilities, long-term portion	36.4	37.3
Long-term debt, long-term portion	3,228.4	3,192.6
Deferred revenue, long-term portion	255.2	266.5
Deferred tax liabilities	167.7	171.3
Other long-term liabilities	33.6	39.1
Total liabilities	4,542.2	4,466.6
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 58,451,083 and 56,686,459 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	850.4	842.4
Accumulated deficit	(566.6)	(474.2)
Accumulated other comprehensive loss	(87.0)	(77.1)
Total stockholders’ equity	196.8	291.1
Total liabilities and stockholders’ equity	$4,739.0	$4,757.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in millions, except for share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Telecommunications services	$424.7	$450.2

Operating expenses:
Cost of telecommunications services	237.7	241.8
Selling, general and administrative expenses	108.2	104.1
Severance, restructuring and other exit costs	2.1	2.8
Depreciation and amortization	67.5	62.8
Total operating expenses	415.5	411.5
Operating income	9.2	38.7

Other expenses:
Interest expense, net	(48.8)	(48.2)
Loss on debt extinguishment	(2.3)	—
Other expenses, net	(43.3)	(16.0)
Total other expenses	(94.4)	(64.2)
Loss before income taxes	(85.2)	(25.5)
(Benefit from) provision for income taxes	(1.9)	1.8
Net loss	$(83.3)	$(27.3)

Loss per share:
Basic	$(1.45)	$(0.49)
Diluted	$(1.45)	$(0.49)

Weighted average shares:
Basic	57,259,699	55,839,212
Diluted	57,259,699	55,839,212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2020	2019
Net loss	$(83.3)	$(27.3)

Other comprehensive loss:
Foreign currency translation adjustment	(9.9)	(35.9)
Comprehensive loss	$(93.2)	$(63.2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in millions, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2019	56,686,459	$—	$842.4	$(474.2)	$(77.1)	$291.1
Adoption of ASU 2016-13	—	—	—	(9.1)	—	(9.1)
Share-based compensation for restricted stock issued	1,764,788	—	8.2	—	—	8.2
Tax withholding related to the vesting of restricted stock	(23,783)	—	(0.3)	—	—	(0.3)
Stock issued in connection with employee stock purchase plan	23,619	—	0.1	—	—	0.1
Net loss	—	—	—	(83.3)	—	(83.3)
Foreign currency translation	—	—	—	—	(9.9)	(9.9)
Balance, March 31, 2020	58,451,083	$—	$850.4	$(566.6)	$(87.0)	$196.8

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance, December 31, 2018	55,625,149	$—	$809.9	$(368.3)	$(26.9)	$414.7
Share-based compensation for options issued	—	—	0.2	—	—	0.2
Share-based compensation for restricted stock issued	562,385	—	8.5	—	—	8.5
Tax withholding related to the vesting of restricted stock	(9,307)	—	(0.3)	—	—	(0.3)
Stock issued in connection with employee stock purchase plan	14,061	—	0.1	—	—	0.1
Stock issued in connection with acquisitions	(6,954)	—	(0.3)	—	—	(0.3)
Stock options exercised	41,704	—	0.4	—	—	0.4
Net loss	—	—	—	(27.3)	—	(27.3)
Foreign currency translation	—	—	—	—	(35.9)	(35.9)
Balance, March 31, 2019	56,227,038	$—	$818.5	$(395.6)	$(62.8)	$360.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GTT Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(83.3)	$(27.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67.5	62.8
Share-based compensation	8.3	8.7
Debt discount amortization	1.8	1.9
Loss on debt extinguishment	2.3	—
Amortization of debt issuance costs	1.4	1.2
Change in fair value of derivative financial liability	33.5	15.3
Excess tax benefit from stock-based compensation	1.0	0.3
Deferred income taxes	(4.5)	1.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	0.2	(53.7)
Prepaid expenses and other current assets	(32.5)	(5.4)
Other long-term assets	9.7	1.8
Accounts payable	26.2	12.1
Accrued expenses and other current liabilities	3.0	(12.1)
Operating lease liabilities	2.1	—
Deferred revenue	9.7	2.6
Other long-term liabilities	(4.9)	6.9
Net cash provided by operating activities	41.5	16.1

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(0.5)
Purchases of property and equipment	(22.0)	(32.1)
Net cash used in investing activities	(22.0)	(32.6)

Cash flows from financing activities:
Proceeds from revolving line of credit	55.0	26.0
Repayment of revolving line of credit	(130.0)	—
Proceeds from term loans, net of original issuance discount and costs paid to lenders	131.0	—
Repayment of term loans	(6.5)	(6.5)
Repayment of other secured borrowings	(2.3)	(5.1)
Payment of holdbacks	—	(3.3)
Debt issuance costs paid to third parties	(2.3)	—
Repayment of finance leases	(2.1)	(0.6)
Proceeds from issuance of common stock under employee stock purchase plan	0.4	0.1
Tax withholding related to the vesting of restricted stock	(0.3)	(0.3)
Exercise of stock options	—	0.4
Net cash provided by financing activities	42.9	10.7

Effect of exchange rate changes on cash	2.2	1.2

Net increase (decrease) in cash, cash equivalents, and restricted cash	64.6	(4.6)

Cash, cash equivalents, and restricted cash at beginning of period	41.8	55.3

Cash, cash equivalents, and restricted cash at end of period	$106.4	$50.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$32.0	$32.0
Cash paid for income taxes, net	—	(0.1)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed on March 2, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and its results of operations. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year 2020 or for any other interim period. The December 31, 2019 consolidated balance sheet is condensed from the audited financial statements as of that date.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, accruals for billing disputes and exit activities, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, assessing the fair value of derivative financial instruments, accounting for income taxes and related valuation allowances against deferred tax assets, and estimating the grant date fair values used to compute the share-based compensation expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions, including but not limited to assumptions or conditions due to uncertainty of the magnitude and duration of the impacts of the COVID-19 pandemic in the current economic environment.

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

Company's revenue from contracts with customers disaggregated by primary geographic market based on legal entities (in millions):

	Three Months Ended March 31,
	2020	2019
Primary geographic market:
United States	$171.7	$204.2
Europe	205.3	196.5
Other	9.0	11.9
Total revenue from contracts with customers	386.0	412.6
Lease revenue	38.7	37.6
Total telecommunications services revenue	$424.7	$450.2

Universal Service Fund ("USF"), Gross Receipts Taxes and Other Surcharges. USF fees and other surcharges billed to customers and recorded on a gross basis (as service telecommunications services revenue and cost of telecommunications services) were $5.6 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively.

Contract balances. Contract assets consist of conditional or unconditional rights to consideration. Accounts receivable represent amounts billed to customers where the Company has an enforceable right to payment for performance completed to date (i.e., unconditional rights to consideration). The Company does not have contract assets that represent conditional rights to consideration. The Company’s accounts receivable balance at March 31, 2020 and December 31, 2019 includes $134.4 million and $145.9 million, respectively, related to contracts with customers. There were no other contract assets as of March 31, 2020 or December 31, 2019.

Contract liabilities are generally limited to deferred revenue. Deferred revenue is a contract liability, representing advance consideration received from customers primarily related to the pre-paid capacity sales, where transfer of control occurs over time, and therefore revenue is recognized over the related contractual service period. The Company's contract liabilities were $82.0 million and $76.0 million as of March 31, 2020 and December 31, 2019, respectively. The change in contract liabilities during the three months ended March 31, 2020 included $3.8 million for revenue recognized that was included in the contract liability balance as of January 1, 2020 and $10.7 million for new contract liabilities net of amounts recognized as revenue during the three months ended March 31, 2020.

The following table includes estimated revenue from contracts with customers expected to be recognized for each of the years subsequent to March 31, 2020 related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2020 and have an original expected duration of greater than one year (amounts in millions):

2020 remaining	$13.7
2021	15.2
2022	14.4
2023	12.8
2024	8.0
2025 and beyond	17.9
$82.0

For a table of estimated revenue to be recognized for consolidated deferred revenue for each of the years subsequent to March 31, 2020 refer to Note 6 - Deferred revenue.

Deferred costs to obtain a contract. Deferred sales commissions were $24.7 million and $23.0 million as of March 31, 2020 and December 31, 2019, respectively. There were no other significant amounts of assets recorded related to contract costs as of March 31, 2020 or December 31, 2019.

Property and Equipment

Depreciation expense associated with property and equipment, including amortization of finance lease assets, was $46.4 million and $40.7 million for the three months ended March 31, 2020 and 2019, respectively.

The Company capitalized labor costs, including indirect and overhead costs, of $3.8 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized software costs of $1.1 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

Disputed Supplier Expenses

In the normal course of business, the Company identifies errors by suppliers with respect to the billing of services. The Company performs bill verification procedures to ensure that errors in the Company's suppliers' billed invoices are identified and resolved. If the Company concludes that a vendor has billed inaccurately, the Company will record a liability only for the amount that it believes is owed. As of March 31, 2020 and December 31, 2019, the Company had open disputes not accrued for of $28.8 million and $12.2 million, respectively, and open paid disputes in the form of receivables from suppliers of $36.0 million and $10.7 million, respectively.

Newly Adopted Accounting Principles

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendment to the initial guidance, ASU 2018-19, in November 2018. The updated guidance introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach related to its accounts receivables, resulting in a cumulative adjustment to retained earnings of approximately $9.1 million.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The removed and modified disclosures are adopted on a retrospective basis and the new disclosures are adopted on a prospective basis. The Company adopted the guidance as of January 1, 2020. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB during 2020 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

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

There were no acquisitions completed during the three months ended March 31, 2020.

For material acquisitions completed during 2019, 2018, and 2017, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the three months ended March 31, 2020, certain immaterial measurement period adjustments were recorded to adjust provisional amounts for acquisitions completed during 2019.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a period of no longer than one year following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

Transaction Costs

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. There are two types of costs that the Company accounts for:

•Severance, restructuring and other exit costs
•Transaction and integration costs

Severance, restructuring and other exit costs include severance and other one-time benefits for terminated employees, termination charges for leases and supplier contracts, and other costs incurred associated with an exit activity. These costs are reported separately in the condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019. Refer to Note 12 - Severance, Restructuring, and Other Exit Costs of these condensed consolidated financial statements for further information.

Transaction and integration costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. Transaction and integration costs are expensed as incurred in support of the integration. The Company incurred transaction and integration costs of $2.2 million and $9.2 million during the three months ended March 31, 2020 and 2019, respectively. Transaction and integration costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The goodwill balance was $1,763.7 million and $1,768.6 million as of March 31, 2020 and December 31, 2019, respectively. Additionally, the Company's intangible asset balance was $465.4 million and $490.7 million as of March 31, 2020 and December 31, 2019, respectively.

The change in the carrying amount of goodwill for the three months ended March 31, 2020 was as follows (amounts in millions):

Goodwill - December 31, 2019	$1,768.6
Adjustments to 2019 business combinations	(0.6)
Foreign currency translation adjustments	(4.3)
Goodwill - March 31, 2020	$1,763.7

Goodwill is reviewed for impairment at least annually, in October, or more frequently if a triggering event occurs between impairment testing dates. There were no triggering events or goodwill impairments identified for the three months ended March 31, 2020 and 2019.

The following table summarizes the Company’s intangible assets as of March 31, 2020 and December 31, 2019 (amounts in millions):

		March 31, 2020			December 31, 2019
	Amortization Period	Gross Asset Cost	Accumulated Amortization	Net Book Value	Gross Asset Cost	Accumulated Amortization	Net Book Value
Customer lists	3-20 years	$775.2	$331.7	$443.5	$781.1	$313.7	$467.4
Non-compete agreements	3-5 years	4.7	4.7	—	4.7	4.6	0.1
Intellectual property	10 years	38.0	16.3	21.7	38.3	15.4	22.9
Tradename	1-3 years	6.1	5.9	0.2	6.2	5.9	0.3
		$824.0	$358.6	$465.4	$830.3	$339.6	$490.7

Amortization expense was $21.1 million and $22.1 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense related to intangible assets subject to amortization at March 31, 2020 in each of the years subsequent to March 31, 2020 is as follows (amounts in millions):

2020 remaining	$63.3
2021	82.6
2022	69.5
2023	57.0
2024	51.5
2025 and beyond	141.5
Total	$465.4

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no triggering events or intangible asset impairments recognized for the three months ended March 31, 2020 and 2019.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes the Company’s prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 (amounts in millions):

	March 31, 2020	December 31, 2019
Receivables from suppliers	$36.0	$10.7
Prepaid cost of telecommunications services	19.4	11.8
Prepaid selling, general and administrative	12.6	13.1
Deferred commissions	11.3	9.8
Other	2.8	5.0
	$82.1	$50.4

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 (amounts in millions):

	March 31, 2020	December 31, 2019
Cost of telecommunications services	$91.7	$105.3
Interest rate swaps	86.7	53.5
Compensation and benefits	25.6	24.4
Taxes payable	26.2	28.3
Selling, general and administrative	19.4	18.1
Interest	11.8	0.4
Restructuring, current portion	6.7	6.4
Other	5.3	4.4
	$273.4	$240.8

NOTE 6 — DEFERRED REVENUE

Total deferred revenue as of March 31, 2020 and December 31, 2019 was $339.0 million and $333.5 million, respectively, consisting of unamortized prepaid services, IRUs, and deferred non-recurring revenue. Deferred revenue is recognized as current and long-term deferred revenue on the condensed consolidated balance sheets.

Significant changes in deferred revenue balances during the period are as follows (amounts in millions):

	Three Months Ended March 31, 2020
	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
Balance, December 31, 2019	$22.5	$311.0	$333.5
Revenue recognized from beginning balance	(17.9)	(10.3)	(28.2)
Increase in deferred revenue (gross)	49.2	10.9	60.1
Revenue recognized on increase in deferred revenue	(22.0)	(0.2)	(22.2)
Foreign currency translation adjustments	(0.1)	(4.1)	(4.2)
Balance, March 31, 2020	$31.7	$307.3	$339.0

Remaining amortization at March 31, 2020 and in each of the years subsequent to March 31, 2020 is as follows (amounts in millions):

	Contract Term
	Less than 1 Year	Greater than 1 Year	Total
2020 remaining	$31.6	$32.7	$64.3
2021	0.1	41.3	41.4
2022	—	37.8	37.8
2023	—	36.0	36.0
2024	—	28.2	28.2
2025 and beyond	—	131.3	131.3
	$31.7	$307.3	$339.0

NOTE 7  — DEBT

As of March 31, 2020 and December 31, 2019, long-term debt was as follows (amounts in millions):

	March 31, 2020	December 31, 2019
US Term loan due 2025	$1,739.0	$1,743.5
EMEA Term loan due 2025	951.5	828.8
7.875% Senior unsecured notes due 2024	575.0	575.0
Revolving line of credit due 2023	65.0	140.0
Other secured loans	2.1	4.3
Total debt obligations	3,332.6	3,291.6
Unamortized debt issuance costs	(26.6)	(28.0)
Unamortized original issuance discount, net	(48.0)	(40.8)
Carrying value of debt	3,258.0	3,222.8
Less current portion	(29.6)	(30.2)
Long-term debt less current portion	$3,228.4	$3,192.6

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

The proceeds from the US Term Loan Facility and EMEA Term Loan Facility were used to finance the acquisition of Interoute Communications Holdings S.A., to repay amounts outstanding under the Company's prior term loan facility, and to pay costs associated with such transactions.
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

The 2020 EMEA Term Loan Facility has terms substantially identical to the existing EMEA Term Loan Facility, except that: (1) each quarterly amortization payment on the 2020 EMEA Term Loan Facility will be $350,000; (2) the EMEA Term Loan Facility has a prepayment penalty of 2.0% for certain mandatory and voluntary prepayments occurring on or prior to the one year anniversary of the effective date of the EMEA Term Loan Facility and 1.0% for certain mandatory and voluntary prepayments occurring following the one year anniversary of the effective date of the EMEA Term Loan Facility and until the second year anniversary thereof; (3) Amendment No. 2 added, for the benefit of the lenders under the 2020 EMEA Term Loan Facility, the same covenant restrictions contained in Amendment No. 1, except that (a) the amount of secured debt that can be incurred on a pari passu basis with the 2020 EMEA Term Loan Facility and certain types of debt incurred by non-credit parties is limited to $50 million in the aggregate and (b) certain excess asset sale proceeds will be required to prepay outstanding EMEA term loans or reinvest in long-term assets useful in the business within 30 days following receipt of such proceeds, which covenant restrictions will remain in place for so long as the existing Revolving Line of Credit Facility and the 2020 EMEA Term Loan Facility remain in effect; and (4) the applicable margin for the 2020 EMEA Term Loan Facility is (a) 3.25% for Base Rate Loans and 4.25% for Eurocurrency Loans for the first two years following the effective date of the 2020 EMEA Term Loan Facility and (b) 3.75% for Base Rate Loans and 4.75% for Eurocurrency Loans on and following the second anniversary of the effective date of the 2020 EMEA Term Loan Facility.
The proceeds of the 2020 EMEA Term Loan Facility were used to repay amounts outstanding under the Revolving Line of Credit Facility and for general corporate purposes.
The unused and available amount of the Revolving Line of Credit Facility at March 31, 2020 was as follows (amounts in millions):

Committed capacity	$250.0
Borrowings outstanding	(65.0)
Letters of credit issued	(10.9)
Unused and available	$174.1

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

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. At March 31, 2020, the Company's utilization (as defined) of the Revolving Line of Credit Facility commitment was approximately 26%. On August 8, 2019, the Company entered into Amendment No. 1 to the 2018 Credit Agreement, which amends the Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility for each fiscal quarter ending September 30, 2019 through December 31, 2020. If triggered, the covenant, as amended, requires the Company to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
March 31, 2020	6.50:1
June 30, 2020	6.50:1
September 30, 2020	6.25:1
December 31, 2020	6.25:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

While the financial covenant was not required to be measured as a result of the utilization level of the Revolving Line of Credit Facility as of March 31, 2020, the Company's Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was approximately 6.53:1.

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

Interest Rate Swaps

In April and May 2018, the Company entered into the following interest rate swap arrangements to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on our term loans under the 2018 Credit Agreement:

Trade date	April 6, 2018	May 17, 2018	May 17, 2018	May 17, 2018
Notional amount (in millions)	$500.0	$200.0	$300.0	€317.0
Term (years)	5	7	3	7
Effective date	4/30/2018	6/29/2018	6/29/2018	6/29/2018
Termination date	4/30/2023	5/31/2025	6/30/2021	5/31/2025
Fixed rate	2.6430%	3.0370%	2.8235%	0.8900%
Floating rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month EURIBOR

The interest rate swaps do not qualify for hedge accounting.

The fair value of the interest rate swaps at March 31, 2020 and December 31, 2019 was as follows (in millions):

				Fair Value
				March 31, 2020		December 31, 2019
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap	$500.0	4/30/2018	4/30/2023	$—	$(36.1)	$—	$(18.2)
Interest rate swap	$200.0	6/29/2018	5/31/2025	—	(27.1)	—	(15.3)
Interest rate swap	$300.0	6/29/2018	6/30/2021	—	(9.5)	—	(5.8)
Interest rate swap	€317.0	6/29/2018	5/31/2025	—	(14.0)	—	(14.2)
				$—	$(86.7)	$—	$(53.5)

The Company records the fair value of interest rate swaps in its condensed consolidated balance sheets within prepaid expenses and other current assets when in an asset position and within accrued expenses and other current liabilities when in a liability position. Due to the change in fair value of its interest rate swaps, the Company recognized a loss of $33.5 million and $15.3 million in other expense, net for the three months ended March 31, 2020 and 2019, respectively.

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

Other Secured Loans

In connection with the Interoute acquisition in May 2018, the Company acquired other loans secured by certain network assets. The balance of other secured loans at March 31, 2020 and December 31, 2019 was $2.1 million and $4.3 million, respectively.

Effective Interest Rate

The effective interest rate on the Company's long-term debt at March 31, 2020 and December 31, 2019 was 5.2% and 5.2%, respectively. The effective interest rate considers the impact of the interest rate swaps.

Long-term Debt Contractual Maturities
The aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) were as follows as of March 31, 2020 (amounts in millions):

Total Debt
2020 remaining	$22.9
2021	27.3
2022	27.5
2023	92.5
2024	602.4
2025 and beyond	2,560.0
$3,332.6

Debt Issuance Costs and Original Issuance Discounts and Premiums

The following table summarizes the debt issuance costs activity for the three months ended March 31, 2020 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Revolving Line of Credit	Total
Balance, December 31, 2019	$(9.9)	$(2.7)	$(12.3)	$(3.1)	$(28.0)
Debt issuance costs incurred	—	(2.3)	—	—	(2.3)
Amortization	0.4	0.3	0.5	0.2	1.4
Loss on debt extinguishment	—	2.3	—	—	2.3
Balance, March 31, 2020	$(9.5)	$(2.4)	$(11.8)	$(2.9)	$(26.6)

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Interest expense associated with the amortization of debt issuance costs was $1.4 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the original issuance (discount) and premium activity for the three months ended March 31, 2020 (amounts in millions):

	US Term Loan	EMEA Term Loan	7.875% Senior Unsecured Notes	Total
Balance, December 31, 2019	$(34.2)	$(18.7)	$12.1	$(40.8)
New Original Issuance Discount	—	(5.6)	—	(5.6)
Fees paid to lenders	—	(3.4)	—	(3.4)
Amortization	1.4	0.9	(0.5)	1.8
Balance, March 31, 2020	$(32.8)	$(26.8)	$11.6	$(48.0)

Original issuance discounts and premiums are presented in the condensed consolidated balance sheets as a reduction to long-term debt. Amortization of original issuance discounts and premiums was $1.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. For additional information on the Company's fair value policies refer to Note 2 - Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are required to be measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.

March 31, 2020
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(86.7)	$—	$(86.7)	$—

December 31, 2019
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$(53.5)	$—	$(53.5)	$—

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

Other Fair Value Measurements

As of March 31, 2020 and December 31, 2019, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated fair value due to the short-term nature of these instruments.

The table below presents the fair values for the Company's long-term debt as well as the input level used to determine these fair values as of March 31, 2020 and December 31, 2019. The carrying amounts exclude any debt issuance costs or original issuance discount (amounts in millions):

			Fair Value Measurement Using
	Total Carrying Value in Consolidated Balance Sheet		Unadjusted Quoted Prices in Active Markets for Identical Assets or Liabilities (1) (Level 1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Liabilities not recorded at fair value in the Financial Statements:
Long-term debt, including the current portion:
US Term loan due 2025	$1,739.0	$1,743.5	$1,208.6	$1,464.5
EMEA Term loan due 2025	951.5	828.8	777.9	787.9
7.875% Senior unsecured notes due 2024	575.0	575.0	370.9	435.6
Revolving line of credit due 2023	65.0	140.0	65.0	140.0
Other secured loans	2.1	4.3	2.1	4.3
Total long-term debt, including current portion	$3,332.6	$3,291.6	$2,424.5	$2,832.3
(1) Fair value based on the bid quoted price, except for the revolving line of credit and other secured loans for which carrying value approximates fair value.

NOTE 9 — SHARE-BASED COMPENSATION

Share-Based Compensation Plan

The Company grants share-based equity awards, including stock options and restricted stock, under the GTT Communications, Inc. 2018 Stock Option and Incentive Plan (the "GTT Stock Plan"). The GTT Stock Plan is limited to an aggregate 14,250,000 shares of which 12,622,117 have been issued and are outstanding as of March 31, 2020.

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

Share-Based Compensation Expense

The following tables summarize the share-based compensation expense recognized as a component of selling, general and administrative expenses in the condensed consolidated statements of operations (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Stock options	$—	$0.2
Restricted stock	8.2	8.3
ESPP	0.1	0.2
Total	$8.3	$8.7

As of March 31, 2020, there was $50.1 million of total unrecognized compensation cost related to unvested share-based compensation awards. The following table summarizes the unrecognized compensation cost and the weighted average period over which the cost is expected to be amortized (amounts in millions):

	March 31, 2020
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (Years)
Time-based stock options	$—	0.25
Time-based restricted stock	48.1	2.64
Performance-based restricted stock (1)	2.0	0.25
Total	$50.1	2.54
(1) Excludes $8.1 million, $25.1 million, and $12.1 million of unrecognized compensation cost related to the 2020 Performance Awards, 2018 Performance Awards, and 2017 Performance Awards, respectively, where achievement of the performance criteria was not probable as of March 31, 2020.

The following table summarizes the restricted stock granted during the three months ended March 31, 2020 and 2019 (amounts in millions, except shares data):

	Three Months Ended March 31,
	2020	2019
Time-based restricted stock granted	1,183,525	598,141
Fair value of time-based restricted stock granted	$14.6	$19.3

Performance-based restricted stock granted	651,350	24,000
Fair value of performance-based restricted stock granted	$8.1	$0.8

No stock options were issued in any period presented.

Performance-based Restricted Stock

The Company granted $17.4 million of restricted stock during 2015 and 2017 contingent upon the achievement of certain performance criteria (the "2015 Performance Awards"). The fair value of the 2015 Performance Awards was calculated using the value of GTT common stock on the respective grant dates. Upon announcement of the Hibernia acquisition in November 2016, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition concluded during the first quarter of 2019. Additionally, upon announcement of the Global Capacity acquisition in June 2017, the achievement of the final two performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. The Company did not recognize share-based compensation expense related to the 2015 Performance awards during the three months ended March 31, 2020 as the awards were fully vested. The Company recognized share-based compensation expense related to the 2015 Performance Awards of $1.1 million for the three months ended March 31, 2019. As of December 31, 2019, the 2015 Performance Awards were fully vested, and accordingly, the Company recognized no share-based compensation expense for the three months ended March 31, 2020.

The Company granted $32.6 million of restricted stock during 2017 and 2018 contingent upon the achievement of certain performance criteria (the "2017 Performance Awards"). The fair value of the 2017 Performance Awards was calculated using the value of GTT common stock on the grant date. Upon the closing of the Interoute acquisition in May 2018, the achievement of two of the four performance criteria became probable and the Company started recognizing share-based compensation expense for these grants. Expense recognition is expected to continue through the second quarter of 2020. The Company recognized share-based compensation expense related to the 2017 Performance Awards of $1.0 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, $5.4 million of unvested 2017 Performance Awards had been forfeited due to departures and remaining unrecognized compensation cost related to the unvested 2017 Performance Awards was $13.8 million, inclusive of unrecognized compensation cost where achievement of the performance criteria was not probable as of March 31, 2020.

The Company granted $31.2 million of restricted stock during 2018 and 2019 contingent upon the achievement of certain performance criteria (the "2018 Performance Awards"). The fair value of the 2018 Performance Awards was calculated using the value of GTT common stock on the grant date. As of March 31, 2020, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense for the three months ended March 31, 2020. As of March 31, 2020, $6.1 million of unvested 2018 Performance Awards had been forfeited due to departures and remaining unrecognized compensation cost related to the unvested 2018 Performance Awards was $25.1 million.

The Company granted $8.1 million of restricted stock during the three months ended March 31, 2020 contingent upon the achievement of certain performance criteria ("the 2020 Performance Awards"). The fair value of the 2020 Performance Awards was calculated using the value of GTT common stock on the grant date. As of March 31, 2020, achievement of the performance criteria was not probable. Accordingly, the Company recognized no share-based compensation expense for the three months ended March 31, 2020.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to purchase common stock through payroll deductions at the lesser of the opening stock price or 85% of the closing stock price of the common stock during each of the three-month offering periods. The Company expenses the discount offered as additional share-based compensation expense. The offering periods generally commence on the first day and the last day of each quarter. At March 31, 2020, 241,902 shares were available for issuance under the ESPP.

NOTE 10 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflects, in periods with earnings and in which it has a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The table below details the calculations of loss per share (in millions, except for share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted EPS – net loss available to common stockholders	$(83.3)	$(27.3)
Denominator for basic EPS – weighted average shares	57,259,699	55,839,212
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted average shares	57,259,699	55,839,212

Loss per share:
Basic	$(1.45)	$(0.49)
Diluted	$(1.45)	$(0.49)

All outstanding stock options were anti-dilutive as of March 31, 2020 and 2019 due to the net loss incurred during the periods. There were approximately 376,960 and 474,880 outstanding stock options as of March 31, 2020 and 2019, respectively.

NOTE 11 — INCOME TAXES

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

The Company recorded a (benefit from) provision for income taxes of $(1.9) million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence identified during the Company's evaluation was the cumulative loss incurred over the three year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of March 31, 2020 and December 31, 2019, the Company recognized a valuation allowance against its net U.S. deferred tax assets under the criteria of ASC 740 of $100.7 million and $100.7 million, respectively, and the Company recognized a valuation allowance against its net foreign deferred tax assets under the criteria of ASC 740 of $111.3 million and $110.6 million, respectively. The amount of U.S. deferred tax asset considered realizable, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as forecasted taxable income. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with ASC 740.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which will result in adjustments to certain deferred tax assets and liabilities. Due to the Company’s U.S. valuation allowance, the Company does not expect the provisions of the CARES Act to have a material impact on its consolidated financial statements.

NOTE 12 — SEVERANCE, RESTRUCTURING, AND OTHER EXIT COSTS

The Company incurred severance, restructuring and other exit costs associated with 2019 and 2018 acquisitions and in connection with the termination of certain facility leases. These costs include employee severance costs, termination costs associated with facility leases and network agreements, and other exit costs related to the transactions. The Company records the current portion of severance, restructuring and other exit costs as a component of accrued expenses and other current liabilities and the long-term portion of severance, restructuring and other exit costs as a component of other long-term liabilities.

The exit costs recorded and paid are summarized as follows for the three months ended March 31, 2020 (amounts in millions):

	Balance, December 31, 2019	Charges	Payments	Balance, March 31, 2020
Employee termination benefits	$2.7	$0.1	$(0.6)	$2.2
Lease terminations	7.6	2.0	(0.8)	8.8
Other contract terminations	3.6	—	(0.4)	3.2
	$13.9	$2.1	$(1.8)	$14.2

During the three months ended March 31, 2019, the Company incurred severance, restructuring and other exit costs of $2.8 million and made payments of $8.4 million.

NOTE 13 — LEASES

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

The Company's lease expense is split between cost of telecommunications services and selling, general and administrative expenses in the condensed consolidated statement of operations based on the use of the asset for which lease expense is being paid. The components of lease expense for the period were as follows (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$23.8	$28.6
Finance lease expense:
Amortization of right of use assets	0.5	0.6
Interest on lease liabilities	1.3	1.1
Total finance lease expense	1.8	1.7
Short-term lease expense	5.0	6.2
Variable lease expense	5.6	7.7
Total lease expense	$36.2	$44.2

Supplemental cash flow information related to leases for the period was as follows (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.7	$34.0
Operating cash flows from finance leases	1.3	1.1
Financing cash flows from finance leases	2.1	0.6

Right of use assets obtained in exchange for new operating lease liabilities	2.4	8.0
Right of use assets obtained in exchange for new finance lease liabilities	1.0	—

Supplemental balance sheet information related to leases for the period was as follows:

March 31, 2020
Weighted average remaining lease term (amounts in years)
Operating leases	6.25
Finance leases	22.82

Weighted average discount rate
Operating leases	5.6%
Finance leases	13.0%

Maturities of lease liabilities were as follows (amounts in millions):

	Operating Leases	Finance Leases
2020 remaining	$68.0	$5.1
2021	81.5	5.1
2022	63.5	5.2
2023	48.0	5.2
2024	34.3	5.3
2025 and beyond	95.3	111.2
Total lease payments	390.6	137.1
Less: Present value discount	(63.3)	(95.3)
Present value of lease obligations	$327.3	$41.8

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Estimated annual commitments under contractual obligations, excluding those related to long-term debt and operating and finance leases, are as follows at March 31, 2020 (amounts in millions):

	Network Supply	Other
2020 remaining	$369.1	$12.1
2021	367.1	6.6
2022	272.5	3.7
2023	85.0	2.8
2024	26.6	2.4
2025 and beyond	65.6	7.2
	$1,185.9	$34.8

Refer to Note 7 - Debt for the aggregate contractual maturities of long-term debt (excluding unamortized debt issuance costs and unamortized original issuance discounts and premiums) at March 31, 2020 and refer to Note 13 - Leases for the aggregate contractual maturities of operating leases and finance leases at March 31, 2020.

Network Supply Agreements

As of March 31, 2020, the Company had purchase obligations of $1,185.9 million associated with the telecommunications services that the Company has contracted to purchase from its suppliers that are not accounted for as operating leases. The Company’s supplier agreements fall into two key categories, the Company's core IP backbone and client specific locations (also referred to as "last mile" locations). Supplier agreements associated with the Company's core IP backbone are typically contracted on a one year term and do not relate to any specific underlying client commitments. The short-term duration allows the Company to take advantage of favorable pricing trends.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and Management's Discussion and Analysis ("MD&A") in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.
We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. Our actual results, performance or achievements could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to:
•We are subject to risks associated with the actions of network providers and a concentrated number of vendors and clients.
•We could be subject to cyber-attacks and other security breaches.
•Our network could suffer serious disruption if certain locations experience damage or as we add features and update our network.
•We are subject to risks associated with purchase commitments to vendors for longer terms or in excess of the volumes committed by our underlying clients, or sales commitments to clients that extend beyond our commitments from our underlying suppliers.
•We may be unable to establish and maintain peering relationships with other providers or agreements with carrier neutral data center operators.
•Our business, results of operation and financial condition are subject to the impacts of the COVID-19 pandemic and related market and economic conditions.
•We may be affected by information systems that do not perform as expected or by consolidation, competition, regulation, or a downturn in our industry.
•We may be liable for the material that content providers distribute over our network.
•We have generated net losses historically and may continue to do so.
•We may fail to successfully integrate any future acquisitions or to efficiently manage our growth.
•We may be unable to retain or hire key employees.
•We are subject to risks relating to the international operations of our business.
•We may be affected by future increased levels of taxation.
•We have substantial indebtedness, which could prevent us from fulfilling our obligations under our debt agreements or subject us to interest rate risk.
For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we refer to as our Annual Report and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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

Executive Summary

GTT Communications, Inc. serves large enterprise and carrier clients with complex national and global networking needs, and differentiates itself from the competition by providing an outstanding service experience built on our core values of simplicity, speed and agility. We operate a Tier 1 internet network ranked among the largest in the industry, and own a fiber network that includes an expansive pan-European footprint and subsea cables. Our global network includes over 600 unique points of presence (PoPs) spanning six continents, and we provide services in more than 140 countries. Our comprehensive portfolio of cloud networking services includes:

•Wide area networking, including software-defined wide area networking (“SD-WAN”), multiprotocol label switching ("MPLS"), and virtual private LAN service ("VPLS");
•Internet, including IP transit, dedicated internet access, and broadband internet;
•Transport, including dedicated Ethernet and video transport;
•Infrastructure, including wavelength, colocation, and dark fiber;
•Unified Communication ("UC"), including Session Initiation Protocol ("SIP") trunking, cloud unified communication service, and traditional analog voice (POTS);
•Managed network services, including managed equipment and managed security; and
•Advanced solutions, including premium security services, hybrid cloud services, database and application management.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain. It has disrupted the business of our clients and suppliers, will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We believe that our financial resources will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, but we are continuing to actively monitor the situation and are developing plans should we begin to experience material impacts.

During the three months ended March 31, 2020, the pandemic did not have a material impact on our financial results.

With respect to the remainder of 2020, the negative impact COVID-19 may have on the broader global economy and the pace of the economic recovery is unknown. Given the unknown magnitude of the depth and duration of this crisis, we anticipate a more challenging macroeconomic environment in the remainder of the year.

In March 2020, we directed our workforce to work from home and severely limited all international and domestic travel.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next 12 months from the date of this filing.

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

Internet

GTT operates one of the largest Tier 1 global IP networks. Utilizing that platform we offer clients scalable, high-bandwidth global internet connectivity and IP transit with guaranteed availability and packet delivery. Over 60 percent of our clients' IP traffic is delivered on-net, utilizing our Tier 1 global IP network that is ranked among the largest in the industry for the breadth of connections to other autonomous systersm ("AS") numbers.*

Our internet services offer flexible connectivity with ports available at up to 100 Gbps. We also offer a wide range of broadband internet and wireless internet access services. We support a dual stack of IPv4 and IPv6 protocols, enabling the delivery of seamless IPv6 services alongside existing IPv4 services.

* Based on CAIDA's ranking of AS which approximately map to internet service providers and organizations (which are a collection of one or more ASes). This ranking is derived from topological data collected by CAIDA's Archipelago Measurement Infrastructure and Border Gateway Protocol (BGP) routing data collected by the Route Views Project and RIPE NCC.

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

Infrastructure

We provide a suite of infrastructure services over our fiber network, enabling the transport of high volume data between data centers, large enterprise office locations, and media hubs. Our service is differentiated based on an expansive pan-European fiber footprint and subsea cable infrastructure, network diversity, and low latency connections between major financial and commercial centers in North America and Europe. Our clients for these services include internet-based technology companies and Over-The-Tops, large banks, and other service providers requiring network infrastructure. All services are available on a protected basis with the ability to specify pre-configured alternate routes to minimize the impact of any network disruption.

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

Unified Communication

We offer unified communications globally including local voice services in over 55 countries around the world, along with global long-distance and toll-free services. Our Session Initiation Protocol trunking service delivers worldwide Public Switched Telephone Network access to client telephony equipment over an integrated data connection, driving efficiency and productivity organization-wide while allowing clients to retain control of their core voice infrastructure. Our Cloud UC service allows clients to eliminate traditional voice infrastructure with communication services delivered through the cloud, based on a soft client, offering a wide array of features and customization choices for each site and user. In the US, we offer traditional analog voice services for clients with legacy or specialized telephony needs.

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

Advanced Solutions

The advanced solutions portfolio comprises three areas - (i) advanced security, (ii) hybrid cloud, and (iii) advanced and professional services.

GTT’s advanced security portfolio provides premium and standard security services including security consulting, Security Information and Event Management/Security Operations Center event monitoring and response and other advanced security options on a customized basis, as well as firewalling, Distributed Denial-of-Service and other services.

GTT’s hybrid cloud service provides cloud and compute infrastructure services underpinned by GTT's cloud networking capabilities. We provide managed hybrid compute capabilities utilizing our own global compute platform, Virtual Data Center, as well as public cloud offerings from Amazon Web Services and Microsoft Azure.

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

Our revenue is composed of recurring revenue and non-recurring revenue. Recurring revenue relates to contracted ongoing service that is generally fixed in price and paid by the client on a monthly basis for the contracted term. For the three months ended March 31, 2020, recurring revenue was approximately 94% of our total revenue. Non-recurring revenue primarily includes installation and equipment charges to clients, one-time termination charges for clients who cancel their services prior to the contract termination date, and usage revenue which represents variable revenue based on whether a client exceeds its committed usage threshold as specified in the contract.

Our network supplier contracts do not have any market related net settlement provisions. We have not entered into, and do not plan to enter into, any supplier contracts which involve financial or derivative instruments. The supplier contracts are entered into solely for the direct purchase of telecommunications capacity, which is resold by us in the normal course of business.

Other than cost of telecommunication services provided, our most significant operating expenses are employment costs. As of March 31, 2020, we had approximately 3,100 full-time equivalent employees. For the three months ended March 31, 2020, the total employee cash compensation and benefits represented approximately 14% of total revenue.

Recent Developments Affecting Our Results

Business Acquisitions

Since our formation, we have consummated a number of transactions accounted for as business combinations which were executed as part of our strategy of expanding through acquisitions. These acquisitions, which are in addition to our periodic purchases of client contracts, have allowed us to increase the scale at which we operate which in turn affords us the ability to increase our operating leverage, extend our network, and broaden our client base. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

There were no acquisitions completed during the three months ended March 31, 2020.

For material acquisitions completed during 2019, 2018, and 2017, refer to Note 3 - Business Acquisitions to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Indebtedness

As of March 31, 2020 and December 31, 2019, long-term debt was as follows (amounts in millions):

	March 31, 2020	December 31, 2019
US Term loan due 2025	$1,739.0	$1,743.5
EMEA Term loan due 2025	951.5	828.8
7.875% Senior unsecured notes due 2024	575.0	575.0
Revolving line of credit due 2023	65.0	140.0
Other secured loans	2.1	4.3
Total debt obligations	3,332.6	3,291.6
Unamortized debt issuance costs	(26.6)	(28.0)
Unamortized original issuance discount, net	(48.0)	(40.8)
Carrying value of debt	3,258.0	3,222.8
Less current portion	(29.6)	(30.2)
Long-term debt less current portion	$3,228.4	$3,192.6

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

The 2018 Credit Agreement does not contain a financial covenant for the US Term Loan Facility or the EMEA Term Loan Facility, but it does include a maximum Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility in the event that utilization exceeds 30% of the revolving loan facility commitment. At March 31, 2020, our utilization (as defined) of the Revolving Line of Credit Facility commitment was approximately 26%. On August 8, 2019, we entered into Amendment No. 1 to the 2018 Credit Agreement, which amends the Consolidated Net Secured Leverage Ratio applicable to the Revolving Line of Credit Facility for each fiscal quarter ending September 30, 2019 through December 31, 2020. If triggered, the covenant, as amended, requires us to maintain a Consolidated Net Secured Leverage Ratio, on a Pro Forma Basis, below the maximum ratio specified as follows:

Fiscal Quarter Ending	Maximum Ratio
March 31, 2020	6.50:1
June 30, 2020	6.50:1
September 30, 2020	6.25:1
December 31, 2020	6.25:1
March 31, 2021	5.50:1
June 30, 2021	5.00:1
September 30, 2021	5.00:1
December 31, 2021	4.50:1
March 31, 2022	4.50:1
June 30, 2022 and thereafter	4.25:1

While the financial covenant was not required to be measured as a result of the utilization level of the Revolving Line of Credit Facility as of March 31, 2020, our Consolidated Net Secured Leverage Ratio, as defined in the 2018 Credit Agreement, was 6.53:1.

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

The 2020 EMEA Term Loan Facility has terms substantially identical to the existing EMEA Term Loan Facility, except that: (1) each quarterly amortization payment on the 2020 EMEA Term Loan Facility will be $350,000; (2) the EMEA Term Loan Facility has a prepayment penalty of 2.0% for certain mandatory and voluntary prepayments occurring on or prior to the one year anniversary of the effective date of the EMEA Term Loan Facility and 1.0% for certain mandatory and voluntary prepayments occurring following the one year anniversary of the effective date of the EMEA Term Loan Facility and until the second year anniversary thereof; (3) Amendment No. 2 added, for the benefit of the lenders under the 2020 EMEA Term Loan Facility, the same covenant restrictions contained in Amendment No. 1, except that (a) the amount of secured debt that can be incurred on a pari passu basis with the 2020 EMEA Term Loan Facility and certain types of debt incurred by non-credit parties is limited to $50 million in the aggregate and (b) certain excess asset sale proceeds will be required to prepay outstanding EMEA term loans or reinvest in long-term assets useful in the business within 30 days following receipt of such proceeds, which covenant restrictions will remain in place for so long as the existing Revolving Line of Credit Facility and the 2020 EMEA Term Loan Facility remain in effect; and (4) the applicable margin for the 2020 EMEA Term Loan Facility is (a) 3.25% for Base Rate Loans and 4.25% for Eurocurrency Loans for the first two years following the effective date of the 2020 EMEA Term Loan Facility and (b) 3.75% for Base Rate Loans and 4.75% for Eurocurrency Loans on and following the second anniversary of the effective date of the 2020 EMEA Term Loan Facility.
The proceeds of the 2020 EMEA Term Loan Facility were used to repay amounts outstanding under the Revolving Line of Credit Facility and for general corporate purposes.
Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 2 - Significant Accounting Policies to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report, except as described in Note 1 - Organization and Business to our condensed consolidated financial statements contained herein.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Overview. The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information for the three months ended March 31, 2020 and 2019 (amounts in millions):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Change

Revenue:
Telecommunications services	$424.7	$450.2	$(25.5)	(5.7)%

Operating expenses:
Cost of telecommunications services	237.7	241.8	(4.1)	(1.7)%
Selling, general and administrative expenses	108.2	104.1	4.1	3.9%
Severance, restructuring and other exit costs	2.1	2.8	(0.7)	(25.0)%
Depreciation and amortization	67.5	62.8	4.7	7.5%
Total operating expenses	415.5	411.5	4.0	1.0%
Operating income	9.2	38.7	(29.5)	(76.2)%

Other expenses:
Interest expense, net	(48.8)	(48.2)	(0.6)	1.2%
Loss on debt extinguishment	(2.3)	—	(2.3)	*
Other expenses, net	(43.3)	(16.0)	(27.3)	170.6%
Total other expenses	(94.4)	(64.2)	(30.2)	47.0%
Loss before income taxes	(85.2)	(25.5)	(59.7)	234.1%
(Benefit from) provision for income taxes	(1.9)	1.8	(3.7)	(205.6)%
Net loss	$(83.3)	$(27.3)	$(56.0)	205.1%
* - Not meaningful

Revenue

Our revenue decreased by $25.5 million, or 5.7%, from $450.2 million for the three months ended March 31, 2019 to $424.7 million for the three months ended March 31, 2020. Recurring revenue was approximately 94% and 93% of total revenue for the three months ended March 31, 2020 and 2019, respectively. The decrease in revenue was primarily due to negative net installs, non-recurring revenue, and the effects of fluctuating foreign currency exchange rates, partially offset by an increase in revenue from the 2019 acquisition of KPN International ("KPN").

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2019, revenue would have been higher by $5.8 million for the three months ended March 31, 2020.
Cost of Telecommunications Services Provided

Cost of telecommunications services provided decreased by $4.1 million, or 1.7%, from $241.8 million for the three months ended March 31, 2019 to $237.7 million for the three months ended March 31, 2020. Recurring cost of telecommunications services was approximately 92% and 94% of total cost of telecommunications services for the three months ended March 31, 2020 and 2019, respectively. Consistent with our decrease in revenue, the decrease in cost of telecommunications services provided was principally driven by a corresponding reduction in costs related to negative net installs, cost synergies realized in 2020, and the effects of fluctuating foreign currency exchange rates, partially offset by an increase in cost of telecommunications services from KPN.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2019, cost of telecommunications services provided would have been higher by $3.1 million for the three months ended March 31, 2020.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.1 million, or 3.9%, from $104.1 million for the three months ended March 31, 2019 to $108.2 million for the three months ended March 31, 2020. The following table summarizes the major categories of selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 (amounts in millions):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Change
Employee related compensation (excluding share-based compensation)	$59.6	$53.6	$6.0	11.2%
Share-based compensation	8.3	8.7	(0.4)	(4.6)%
Transaction and integration expense	2.2	9.2	(7.0)	(76.1)%
Other SG&A(1)	38.1	32.6	5.5	16.9%
Total	$108.2	$104.1	$4.1	3.9%
(1) Includes bad debt expense, professional fees, marketing costs, facilities, and other general support costs.

Employee related compensation increased primarily due to an increased investment in headcount. Share-based compensation expense decreases were primarily driven by the 2015 performance awards becoming fully vested in the first quarter of the prior year. Transaction and integration costs decreased as we have not made any acquisitions in 2020 and we continue to move away from the 2018 and 2019 Acquisitions. Other SG&A expense increased due to an increase in bad debt expense.

On a constant currency basis using the average exchange rates in effect during the three months ended March 31, 2019, selling, general and administrative expenses would have been higher by $1.1 million for the three months ended March 31, 2020.

Severance, Restructuring and Other Exit Costs. For the three months ended March 31, 2020, we incurred severance, restructuring and other exit costs of $2.1 million primarily costs associated with charges incurred in connection with the termination of certain lease facilities. For the three months ended March 31, 2019, we incurred exit costs of $2.8 million primarily relating to Interoute Communications Holdings S.A ("Interoute").

Depreciation and Amortization. Amortization of intangible assets decreased $1.0 million or 5%, from $22.1 million for the three months ended March 31, 2019 to $21.1 million for the three months ended March 31, 2020, primarily due to intangibles from prior year acquisitions becoming fully amortized during the current and prior periods partially offset by the amortization of KPN intangibles. Depreciation expense increased $5.7 million or 14%, from $40.7 million for the three months ended March 31, 2019 to $46.4 million for the three months ended March 31, 2020, primarily due to depreciation on prior year and current year capital expenditures as well as depreciation of KPN assets.

Other Expense. Other expense increased by $30.2 million to $94.4 million for the three months ended March 31, 2020, compared to $64.2 million for the three months ended March 31, 2019. This is primarily due to the three months ended March 31, 2020 including a non-cash mark-to-market loss on derivative financial instruments of $33.5 million whereas the three months ended March 31, 2019 included a non-cash mark-to-market gain on derivative financial instruments of $15.3 million.

Liquidity and Capital Resources

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain and ensuring adequate liquidity is critical. We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, but we are continuing to actively monitor the situation and are developing plans should we begin to experience material impacts.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next 12 months from the date of this filing.

Our primary sources of liquidity have been cash provided by operations, equity offerings, and debt financings. Our principal uses of cash have been acquisitions, working capital, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

Management monitors cash flow and liquidity requirements on a regular basis, including an analysis of the anticipated working capital requirements for the next 12 months from the date of this filing. This analysis assumes our ability to manage expenses, capital expenditures, indebtedness, and the anticipated revenue trajectory. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants. In addition, if we are unable to fully fund our cash requirements through operations and current cash on hand, we may need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms of our existing debt. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing or modifying our existing debt terms.

Our capital expenditures decreased by $10.1 million, or 31.5% from $32.1 million (7.1% of revenue) for the three months ended March 31, 2019 to $22.0 million (5.2% of revenue) for the three months ended March 31, 2020. We anticipate that we will incur capital expenditures of approximately 5-6% of revenue going forward. We continue to expect that our capital expenditures will be primarily success-based, i.e., in support of specific revenue opportunities.

We believe that our cash flows from operating activities, in addition to cash on-hand and undrawn Revolving Line of Credit Facility, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months from the date of this filing. However, no assurance can be given that this will be the case.

The Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions, exchange transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any such retirement, purchase or exchange of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Cash Flows

The following table summarizes the components of our cash flows for the three months ended March 31, 2020 and 2019 (amounts in millions):

Condensed Consolidated Statements of Cash Flows Data	Three Months Ended March 31,
	2020	2019	$ Variance
Net cash provided by operating activities	$41.5	$16.1	$25.4
Net cash used in investing activities	(22.0)	(32.6)	10.6
Net cash provided by financing activities	42.9	10.7	32.2

Cash Provided by Operating Activities

Our largest source of cash provided by operating activities is monthly recurring revenue from our clients. Our primary uses of cash are payments to network suppliers, compensation-related costs, interest expense, and third-party vendors such as agents, contractors, and professional service providers.

Net cash flows from operating activities increased by $25.4 million, from $16.1 million for the three months ended March 31, 2019 to $41.5 million for the three months ended March 31, 2020. This increase was primarily due to the three months ended March 31, 2019 being negatively impacted by a use of cash related to an increase in accounts receivable, due to the integration of Interoute's clients into GTT's billing system, which led to delays in invoice deliveries and corresponding client payments, as well as lower non-recurring cash payments for severance and exit costs, and for transaction and integration costs during three months ended March 31, 2020.

Cash Used in Investing Activities

Our primary uses of cash include acquisitions, purchases of client contracts, and capital expenditures.

Net cash flows used in investing activities decreased by $10.6 million, from $32.6 million for the three months ended March 31, 2019 to $22.0 million for the three months ended March 31, 2020.

Cash used for the three months ended March 31, 2020 consisted of capital expenditures of approximately $22.0 million. Cash used for the three months ended March 31, 2019 consisted of $0.5 million of additional cash consideration paid for API and capital expenditures of $32.1 million.

Cash Provided by Financing Activities

Our primary source of cash from financing activities are proceeds from debt and equity issuances. Our primary use of cash for financing activities is the refinancing of our debt and repayment of principal pursuant to the debt agreements.

Net cash flows provided by financing activities increased by $32.2 million, from $10.7 million for the three months ended March 31, 2019 to $42.9 million for the three months ended March 31, 2020. Cash provided for the three months ended March 31, 2019 consisted primarily of proceeds from the Revolving Line of Credit Facility, partially offset by repayments of principal on term loans and other secured borrowings. Cash provided for the three months ended March 31, 2020 consisted primarily of net proceeds from the 2020 EMEA Term Loan Facility, partially offset by net repayments on the Revolving Line of Credit Facility, payment of debt issuance costs in connection with Amendment No. 2 to the 2018 Credit Agreement, and repayments of principal on term loans and other secured borrowings.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of March 31, 2020 (amounts in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans	$2,690.5	$27.6	$55.2	$55.2	$2,552.5
7.875% senior note	575.0	—	—	575.0	—
Other secured loans	2.1	2.1	—	—	—
Revolving line of credit	65.0	—	—	65.0	—
Operating leases	390.6	87.6	138.7	75.6	88.7
Finance leases	137.2	6.4	10.3	10.6	109.9
Network supplier agreements (1)	1,185.9	369.1	639.6	111.6	65.6
Other (2)	34.8	13.3	9.7	5.2	6.6
	$5,081.1	$506.1	$853.5	$898.2	$2,823.3
(1) Excludes contracts where the initial term has expired and we are currently in month-to-month status.
(2) "Other" consists of vendor contracts associated with network monitoring and maintenance services.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, other than the contractual obligations disclosed in the table above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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
The following is a reconciliation of Adjusted EBITDA from Net loss (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Net loss	$(83.3)	$(27.3)
Provision for (benefit from) income taxes	(1.9)	1.8
Interest expense, net	48.8	48.2
Other expenses (income), net	43.3	16.0
Loss on debt extinguishment	2.3	—
Depreciation and amortization	67.5	62.8
Severance, restructuring and other exit costs	2.1	2.8
Transaction and integration costs	2.2	9.2
Share-based compensation	8.3	8.7
Adjusted EBITDA	$89.3	$122.2

Free Cash Flow

Free Cash Flow is defined by us as net cash provided by operating activities less purchases of property and equipment.

We use Free Cash Flow as a measure to evaluate cash generated through normal operating activities. We believe that the presentation of Free Cash Flow is relevant and useful to investors because it provides a measure of cash available to pay the principal on our debt and pursue acquisitions of businesses or other strategic investments or uses of capital.

The following is a reconciliation of Free Cash Flow from Cash provided by operating activities (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$41.5	$16.1
Purchases of property and equipment	(22.0)	(32.1)
Free Cash Flow	$19.5	$(16.0)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of our business rather than from trading activities.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates is primarily related to our outstanding term loans and revolving loans. As of March 31, 2020, we had $2,690.5 million in term loans and $65.0 million in revolving loans with variable interest rates. The interest expense associated with our term loan and revolving loan will vary with market rates.

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

The EMEA Term Loan Facility carries an interest rate equal to the European Money Markets Institute EURIBOR plus the applicable margin of 3.25%, subject to a EURIBOR floor of 0.00%. Based on current rates, a hypothetical 100 basis point increase in EURIBOR rate would increase annual interest expense by approximately $4.0 million, which would decrease our income and cash flows by the same amount. This sensitivity analysis takes into account the impact of the EURIBOR-based interest rate swap entered into during 2018.

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

The following is a summary of our revenues and expenses generated by non-US entities for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Revenues	Cost of Telecommunication Services	Selling, general and administrative expenses	Depreciation and amortization	Interest expense, net
EUR	39%	32%	32%	39%	21%
GBP	12%	22%	7%	10%	1%
Other	2%	3%	1%	3%	—%
Total non-US	53%	57%	40%	52%	22%

We did not have any foreign currency derivatives as of March 31, 2020 but we may enter into derivative financial instruments in the future.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2020, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factor supplements the risk factors described under Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

The COVID-19 pandemic and the resulting macroeconomic disruption have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving. Certain states and cities, including those in which our offices are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on the types of business that may continue to operate.

As of the date of this Quarterly Report on Form 10-Q, we have temporarily closed our offices (including our corporate headquarters) in the United States and several other impacted locations and implemented certain travel restrictions, both of which have begun to disrupt how we operate our business. In addition, the conditions caused by the COVID-19 pandemic could adversely affect our clients' ability or willingness to purchase our service offerings, delay prospective clients' purchasing decisions, adversely impact our ability to provide or deliver services to our clients, delay the provisioning of our service offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance.

While the potential economic impact brought by COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could cause severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation, dated October 16, 2006 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2006).
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated December 31, 2013 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2014).
3.3	Certificate of Designations (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2019).
3.4	Amended and Restated By-laws, dated April 16, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 22, 2019).
3.5	Amendment No. 1 to Amended and Restated Bylaws of GTT Communications, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2020).
10.1*	Amendment No. 2 to Credit Agreement, dated as of February 28, 2020, among GTT Communications, Inc., a Delaware corporation, as the borrower, GTT Communications B.V., KeyBank National Association, as administrative agent, and the lenders party thereto.
10.2+	Employment Agreement, dated April 6, 2020, between Steven Berns and GTT Communications, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2020).
10.3*+	Employment Agreement, dated March 10, 2014, by and between Global Telecom & Technology Americas, Inc. and Daniel M. Fraser,
10.4*+	Amendment No. 1 to the Employment Agreement, dated October 17, 2019, by and between GTT Americas, LLC (formerly Global Telecom & Technology Americas, Inc.) for Daniel M. Fraser.
31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
**	Furnished herewith
+	Denotes a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTT Communications, Inc.

		By:	/s/ Richard D. Calder, Jr.
Richard D. Calder, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

		By:	/s/ Steven Berns
Steven Berns
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Daniel M. Fraser
Daniel M. Fraser
Senior Vice President, Corporate Controller and
(Principal Accounting Officer)
Date:	May 8, 2020